Form 10-Q
period 1995-03-31
WELLS GARDNER ELECTRONICS CORP
filed 1995-05-15
CIK 105608

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.  20549

                                     FORM 10-Q

         (Mark One)
         [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended MARCH 31, 1995

                                        or

         [  ] Transition Report Pursuant to Section 13 or 15(d) of the
              Securities Exchange Act of 1934 for the transition period from ____________ to ____________

                            Commission File No. 1-8250

                      WELLS-GARDNER ELECTRONICS  CORPORATION
              (Exact name of registrant as specified in its charter)


                           ILLINOIS
                                36-1944630
         (State or other jurisdiction of incorporation or organization)
            (IRS Employer Identification No.)


                2701 NORTH KILDARE AVENUE, CHICAGO, ILLINOIS
                                     60639
                  (Address of principal executive offices)
                                   (Zip Code)


      Registrant's telephone number, including area code:  312/252-8220


             Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                       YES  X     NO

             As of March 31, 1995, 3,982,511 shares of the Common Stock, $1.00 par value of the registrant were outstanding.



                       WELLS-GARDNER ELECTRONICS CORPORATION

                                     FORM 10-Q

                         FOR QUARTER ENDED MARCH 31, 1995

                          PART I - FINANCIAL INFORMATION


         ITEM 1.                                                   Page
              Index to Financial Statements
                     Statement of Operations                         3
                     Balance Sheet                                   4
                     Statement of Cash Flows                         5
                     Notes to the Condensed Financial Statements     6


         ITEM 2.
                     Management's Discussion and Analysis of
                     Financial Condition and Results of Operations   7


                            PART II - OTHER INFORMATION

         ITEM 5.
              Other Information                                      8


         ITEM 6.
              Exhibits and Reports on Form 8-K                       8


         SIGNATURE                                                   8

                          PART I - FINANCIAL INFORMATION
         Item 1.  Financial Statements


                       WELLS-GARDNER ELECTRONICS CORPORATION
                              Statement of Operations
                                    (Unaudited)

                                             Quarter Ended March 31,
                                                1995       1994


         Net Sales                          $  6,157,000   $   7,622,000

         Cost of sales                         5,704,000       7,304,000
         Selling & administrative expenses       677,000         826,000
         Special charges                             ---         762,000
         Other (income) expense, net              31,000          (5,000)
         Gain on sale of fixed assets           (403,000)            ---
         Total costs                           6,009,000       8,887,000

         Earnings (loss) before income taxes     148,000      (1,265,000)

         Income taxes                                ---             ---

         Net earnings (loss)                 $   148,000    $ (1,265,000)

         Earnings (loss) per share:

         Net earnings (loss) per share       $      0.04    $      (0.33)

         Weighted average common & common
         equivalent shares outstanding          3,982,053       3,859,942



         See accompanying notes to condensed financial statements.


                       WELLS-GARDNER ELECTRONICS CORPORATION
                                   Balance Sheet

                                              Unaudited                  Audited
                                              March 31,                 December 31,
                                                1995                       1994

Assets:
  Cash & short-term investments            $  638,000                      $     57,000
  Accounts receivable (net)                 3,726,000                         6,105,000
  Recoverable income taxes                    329,000                           329,000
  Inventories:
    Raw materials                2,231,000                3,239,000
    Work in progress               360,000                  435,000
    Finished goods               2,242,000  4,833,000     2,157,000           5,831,000
  Other current assets                        217,000                           491,000
    Total current assets                    9,743,000                        12,813,000
  Property, plant & equipment, net          2,763,000                         2,806,000

    Total assets                        $  12,506,000                      $ 15,619,000



Liabilities:
  Notes payable                        $         ---                       $  1,925,000
  Accounts payable                          1,125,000                         1,923,000
  Accrued expenses                            769,000                         1,404,000
    Total current liabilities               1,894,000                         5,252,000

    Total liabilities                       1,894,000                         5,252,000


Shareholders' Equity:
  Common stock-authorized 25,000,000
  shares, $1.00 par value; issued
  3,982,511 shares (at March 31,
  1995) and 3,957,736 shares
  (at December 31, 1994)                    3,983,000                         3,958,000
  Additional paid in capital                1,008,000                           959,000
  Retained earnings                         5,962,000                         5,814,000
  Unearned compensation                      (341,000)                         (364,000)
    Total shareholders' equity             10,612,000                        10,367,000

    Total liabilities & shareholders'
      equity                            $  12,506,000                       $ 15,619,000


         See accompanying notes to condensed financial statements.

                       WELLS-GARDNER ELECTRONICS CORPORATION
                              Statement of Cash Flows
                                    (Unaudited)

                                               Three Months Ended March 31,
                                                  1995            1994



         Cash flows from operating activities:
           Net earnings (loss)                  $    148,000  $ (1,265,000)
           Adjustments to reconcile net earnings (loss)
           to cash provided by operating activities:
             Depreciation & amortization             114,000       107,000
             Net (gain) loss on sale of fixed
               assets                               (401,000)          ---
             Amortization of unearned compensation    23,000        14,000

           Changes in current assets & liabilities:
             Accounts receivable                   2,379,000     1,443,000
             Inventories                             998,000      (390,000)
             Prepaid expenses & other assets         194,000       177,000
             Accounts payable                       (798,000)      445,000
             Accrued expenses                       (686,000)      733,000
         Net cash provided by operating
           activities                              1,971,000     1,264,000

         Net cash provided by (used for) investing activities:
             Additions to property, plant &
               equipment                            (140,000)      (12,000)
             Proceeds from sale of fixed assets      601,000          ---
         Net cash provided by (used for) investing   461,000       (12,000)
             activities

         Net cash (used for) financing activities:
             Repayment of notes payable           (1,925,000)   (1,200,000)
             Stock options exercised                  74,000          ---
         Net cash (used for) financing activities (1,851,000)   (1,200,000)

         Net decrease in cash & short-term
           investments                               581,000        52,000
           Cash & short-term investments at
             beginning of period                      57,000        94,000
           Cash & short-term investments at
             end of period                       $   638,000    $  146,000

         Supplemental cash flow disclosure:
             Interest paid                       $    34,000    $   12,000


         See accompanying notes to condensed financial statements.


                       WELLS-GARDNER ELECTRONICS CORPORATION

                     NOTES TO THE CONDENSED FINANCIAL STATEMENTS


         1. In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments which are necessary for a fair statement of results for the periods indicated.

              Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the company's 1994 annual report to shareholders. The results of operations for the quarter ended March 31, 1995 are not necessarily indicative of the operating results for the full year.

         2. Earnings (loss) per common and common equivalent shares were calculated by dividing net earnings (loss) by the weighted average number of shares of common stock and common stock equivalents outstanding.

         3. Included in the company's net earnings for the quarter ended March 31, 1995 was a $403,000, or 10 cent per share, gain on sale of fixed asset. Included in the company's net loss for the quarter ended March 31, 1994 was a $762,000, or 20 cents per share, special charge for management reorganization.

         4. The company sold land and a building in the first quarter of 1995. The sale was closed and title passed on March 30, 1995. The proceeds were put into escrow in the company's name. The escrow will be released when the company completes some minor environmental clean-up which the company expects to be completed by May, 1995. The company has fully accrued for the clean-up. The proceeds are included in cash and short-term investments on the company's March 31, 1995 balance sheet.



         Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         For the first quarter ended March 31, 1995, sales decreased 19.2 percent to $6,157,000 from $7,622,000 in the prior year's period. This decrease was due to lower shipments to the coin-operated arcade game segment, caused by an overall decline in the industry. Gross operating profit, as a percentage of sales, increased to 7.4 percent, or $453,000, compared to 4.2 percent, or $318,000, for the same period last year. This increase is attributed to improved manufacturing productivity, sales of higher-margin new products and growing refurbished monitor sales. Net earnings were $148,000, or four cents per share, compared to a net loss of $1,265,000, or 33 cents per share, for the comparable 1994 quarter. Included in the 1995 quarter was a gain on sale of fixed asset of $403,000 or 10 cents per share, while the 1994 quarter included a $762,000 or 20 cents per share special charge for management reorganization. The loss before gain on sale of fixed asset was $255,000, or six cents per share, as compared to last years loss before special charges of $503,000, or 13 cents per share. Selling and administrative expenses decreased 18 percent to $677,000 from $826,000 due to the lower sales volume and reduced costs attributable to prior period cost cutting measures.

         As of March 31, 1995, cash and short term investments increased $581,000 from December 31, 1994. Accounts receivable decreased $2,379,000 to $3,726,000 from $6,105,000 due to lower sales volume and tighter collection policies. Inventory decreased $998,000 or 17.1 percent to $4,833,000 from $5,831,000 at year end 1994 due to economic order quantity purchases and decreased sales volume.

         As of March 31, 1995, notes payable was reduced to zero compared to $1,925,000 at December 31, 1994. The company has an unsecured revolving line of credit of $3,500,000, with an interest rate at prime, from Harris Trust and Savings Bank. Accounts payable decreased $920,000 to $1,125,000 from $2,045,000 at year end. Accrued expenses decreased $1,141,000 to $725,000 from $1,866,000 due mainly to the payment of amounts for a special charge incurred during the first quarter of 1994 relating to management reorganization. Working capital decreased by $505,000 since year-end 1994, to $7,849,000, while corporate liquidity continues to be strong as evidenced by a current ratio of 5.14 to 1.

         PART II - OTHER INFORMATION

           Item 5.    Other Information

                   The Registrant's 1995 Annual Meeting of Shareholders was held on April 25, 1995. At this meeting, all nominees for directors were elected, and the approval to amend the company's incentive stock plan was ratified.


           Item 6.    Exhibits and Reports on Form 8-K

                 A. Exhibits:
                      Exhibit 27  - Financial Data Schedule

                 B. Reports on Form 8-K:
                      No reports on Form 8-K were filed during the quarter ended March 31, 1995



                                    SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                  WELLS-GARDNER ELECTRONICS CORPORATION





         Date: May 12, 1995            By: /s/ Richard L. Conquest
                                           Richard L. Conquest
                                           Vice President of Finance,
                                           Chief Financial Officer,
                                           Secretary and Treasurer