Form 10-Q
period 1995-06-30
WELLS GARDNER ELECTRONICS CORP
filed 1995-08-14
CIK 105608

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.  20549

                                     FORM 10-Q

  (Mark One)
     [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended JUNE 30, 1995

                                        or

     [  ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
          Exchange Act of 1934 for the transition period from ____________ to
          ____________

                            Commission File No. 1-8250

                      WELLS-GARDNER ELECTRONICS  CORPORATION
              (Exact name of registrant as specified in its charter)


             ILLINOIS                                36-1944630
  (State or other jurisdiction of           (IRS Employer Identification No.)
  incorporation or organization)


  2701 NORTH KILDARE AVENUE, CHICAGO, ILLINOIS                60639
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

                                YES  X     NO

      As of June 30, 1995, 3,983,511 shares of the Common Stock, $1.00 par value of the registrant were outstanding.



                       WELLS-GARDNER ELECTRONICS CORPORATION

                                     FORM 10-Q

                          FOR QUARTER ENDED JUNE 30, 1995


                          PART I - FINANCIAL INFORMATION


  Item 1.                                                                   Page
       Index to Financial Statements
              Statement of Operations - Quarter
              Statement of Operations - Year to Date
              Balance Sheet
              Statement of Cash Flows
              Notes to the Condensed Financial Statements


  Item 2.
              Management's Discussion and Analysis of
              Financial Condition and Results of Operations


  Item 4.
              Submission of Matters to a Vote of Security Holders


                            PART II - OTHER INFORMATION

  Item 5.
       Other Information


  Item 6.
       Exhibits and Reports on Form 8-K


  SIGNATURE



                          PART I - FINANCIAL INFORMATION

  Item 1. Financial Statements


                       WELLS-GARDNER ELECTRONICS CORPORATION
                              Statement of Operations
                                    (Unaudited)


                                          Quarter Ended June 30,
                                             1995         1994

   Net sales                             $ 7,783,000  $ 8,597,000

   Cost of sales                           6,907,000    7,898,000
   Selling & administrative expenses         722,000      885,000
   Special charges                               ---      439,000
   Other (income) expense, net                 5,000       26,000
   Total costs                             7,634,000    9,248,000

   Earnings (loss) before income taxes       149,000    (651,000)

   Income taxes (benefit)                        ---          ---

   Net earnings (loss)                   $   149,000  $ (651,000)


   Earnings (loss) per share:

   Net earnings (loss) per share         $      0.04  $    (0.17)

   Weighted average common & common
   equivalent shares outstanding           3,982,844    3,859,942

  See accompanying notes to condensed financial statements.

                       WELLS-GARDNER ELECTRONICS CORPORATION
                              Statement of Operations
                                    (Unaudited)


                                         Six Months Ended June 30,
                                             1995          1994

   Net sales                             $ 13,940,000  $ 16,219,000

   Cost of sales                           12,611,000    15,202,000
   Selling & administrative expenses        1,399,000     1,711,000
   Special charges                                ---     1,201,000
   Other expense, net                          36,000        21,000
   Gain on sale of fixed asset              (403,000)            --
   Total costs                             13,643,000    18,135,000

   Earnings (loss) before income taxes        297,000   (1,916,000)

   Income taxes (benefit)                         ---           ---

   Net earnings (loss)                   $    297,000  $(1,916,000)


   Earnings (loss) per share:

   Net earnings (loss) per share         $       0.08  $     (0.50)

   Weighted average common & common
   equivalent shares outstanding            3,982,449     3,859,942

  See accompanying notes to condensed financial statements.



                       WELLS-GARDNER ELECTRONICS CORPORATION
                                   Balance Sheet


                                              Unaudited               Audited
                                              June 30,              December 31,
                                                1995                    1994

   Assets:
     Cash & short-term
     investments                             $   663,000           $      57,000
     Accounts receivable (net)                 5,246,000               6,105,000
     Recoverable income taxes                    329,000                 329,000
     Inventories:
      Raw materials               3,758,000               3,239,000
      Work in progress              391,000                 435,000
      Finished goods              2,057,000    6,206,000  2,157,000    5,831,000
     Other current assets                        246,000                 491,000
      Total current assets                    12,690,000              12,813,000
     Property, plant &
     equipment, net                            2,687,000               2,806,000

      Total assets                           $15,377,000           $  15,619,000


   Liabilities:
     Notes payable                           $ 1,600,000           $   1,925,000
     Accounts payable                          2,678,000               1,923,000
     Accrued expenses                            312,000               1,404,000
      Total current liabilities                4,590,000               5,252,000

      Total liabilities                        4,590,000               5,252,000


   Shareholders' Equity:
     Common stock-authorized
     25,000,000 shares, $1.00
     par value; issued 3,983,511
     shares as of June 30, 1995
     & 3,957,736 shares as of
     December 31, 1994                         3,984,000               3,958,000
     Additional paid in capital                1,010,000                 959,000
     Retained earnings                         6,111,000               5,814,000
     Unearned compensation                     (318,000)               (364,000)
      Total shareholders' equity              10,787,000              10,367,000

      Total liabilities &
      shareholders' equity                   $15,377,000           $  15,619,000

  See accompanying notes to condensed financial statements.



                       WELLS-GARDNER ELECTRONICS CORPORATION
                              Statement of Cash Flows
                                    (Unaudited)


                                                    Six Months Ended June 30,
                                                       1995           1994
   Cash flows from operating activities:
     Net earnings (loss)                          $      297,000 $  (1,916,000)
     Adjustments to reconcile net earnings
     (loss) to cash provided by operating
     activities:
      Depreciation & amortization                        235,000        212,000
      Gain on sale of fixed asset                      (401,000)            ---
      Amortization of unearned compensation               46,000         29,000


     Changes in current assets & liabilities:
      Accounts receivable                                859,000        580,000
      Inventories                                      (375,000)        215,000
      Prepaid expenses & other assets                    165,000        258,000
      Accounts payable                                   755,000        736,000
      Accrued expenses                               (1,143,000)        852,000
   Net cash provided by operating activities             438,000        966,000


   Cash flows from investing activities:
     Additions to property, plant & equipment          (185,000)      (549,000)
     Proceeds from sale of fixed asset                   601,000            ---
   Net cash provided by (used for) investing
   activities                                            416,000      (549,000)


   Cash flows from financing activities:
     Proceeds from notes payable                       (325,000)      (450,000)
     Stock options exercised                              77,000            ---
   Net cash used for financing activities              (248,000)      (450,000)


   Net increase in cash & short-term investments         606,000       (33,000)
     Cash & short-term investments at beginning
     of period                                            57,000         94,000
     Cash & short-term investments at end of
     period                                       $      663,000 $       61,000


   Supplemental cash flow disclosure:
     Interest paid                                $       53,000 $       44,000
     Taxes paid                                   $          --- $          ---

  See accompanying notes to condensed financial statements.



                       WELLS-GARDNER ELECTRONICS CORPORATION


  Notes to the Condensed Financial Statements

  1. In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments which are necessary for a fair statement of results for the periods indicated.

          Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the company's 1994 annual report to shareholders. The results of operations for the quarter ended June 30, 1995 are not necessarily indicative of the operating results for the full year.

  2. Earnings (loss) per common and common equivalent shares were calculated by dividing net earnings (loss) by the weighted average number of shares of common stock and common stock equivalents outstanding.

  3. Included in the company's net earnings for the six months ended June 30, 1995 was a $403,000, or 10 cent per share, gain on sale of fixed asset. Included in the company's net loss for the six months ended June 30, 1994 was a $1,201,000, or 31 cents per share, special charge for management reorganization.

  4.      The company sold land and a building in the first quarter of 1995.
          The sale was closed and title passed on March 30, 1995. The proceeds were put into escrow in the company's name. The escrow will be released when the company completes some minor environmental clean-up which the company expects to be completed by third quarter, 1995. The company has fully accrued for the clean-up. The proceeds are included in cash and short-term investments on the company's June 30, 1995 balance sheet.

  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

  For the second quarter ended June 30, 1995, sales decreased 9.5 percent to $7,783,000 from $8,597,000 in the prior year's period. This decrease was due to lower shipments to the video lottery and coin-operated arcade game segment, caused by an overall decline in the industry. Gross operating profit, as a percentage of sales, increased to 11.3 percent, or $876,000, compared to 8.1 percent, or $699,000, for the same period last year. This increase is attributed to improved manufacturing productivity, sales of higher-margin new products and growing refurbished monitor sales. Net earnings were $149,000, or four cents per share, compared to a net loss of $651,000, or 17 cents per share, for the comparable 1994 quarter. The 1994 quarter included a $439,000 or 11 cents per share special charge for management reorganization. Selling and administrative expenses decreased 18 percent to $722,000 from $885,000 due to the lower sales volume and reduced costs attributable to prior period cost cutting measures.

  For the six months ended June 30, 1995, sales decreased 14.1 percent to $13,940,000 from $16,219,000 in the prior year's period. Gross operating profit, as a percentage of sales, increased to 9.5 percent, or $1,329,000, compared to 6.3 percent, or $1,017,000, for the same period last year. Net earnings were $297,000, or eight cents per share, compared to a net loss of $1,916,000, or 50 cents per share, for the comparable 1994 period. The 1995 results include a $403,000 gain or 10 cents per share on sale of fixed asset, while the 1994 results included a $1,201000 or 31 cents per share special charge for management reorganization. Selling and administrative expenses decreased 18 percent to $1,399,000 from $1,711,000 due to the lower sales volume and reduced costs attributable to prior period cost cutting measures.

  As of June 30, 1995, cash and short term investments increased $606,000 from December 31, 1994. Accounts receivable decreased $859,000 to $5,246,000 from $6,105,000 due to lower sales volume and tighter collection policies. Inventory increased $375,000 or 6.4 percent to $6,206,000 from $5,831,000 at year end 1994 due to management's position to attack the company's considerable backlog of orders.

  As of June 30, 1995, notes payable was $1,600,000 compared to $1,925,000 at December 31, 1994. The company has an unsecured revolving line of credit of $3,500,000, with an interest rate at prime, from Harris Trust and Savings Bank. Accounts payable increased $755,000 to $2,678,000 from $1,923,000 at year end due mainly to the company building up its inventory level. Accrued expenses decreased $1,092,000 to $312,000 from $1,404,000 due mainly to the amount paid for a special charge incurred during the first quarter of 1994 relating to the company's management restructuring.. Working capital increased by $539,000 since year-end 1994, to $8,100,000, while corporate liquidity continues to be strong as evidenced by a current ratio of 2.76 to 1.

  Item 4.  Submission of Matters to a Vote of Security Holders

     (a) The annual meeting of stockholders of Wells-Gardner Electronics Corporation was held on April 25, 1995.

     (c) Set forth below is the tabulation of the votes on each nominee for election as a director:

                                                      Withhold
                                    For              Authority
        Albert S. Well Jr.       3,474,207            255,845
        Allan Gardner            3,474,207            255,845
        James J. Roberts Jr.     3,475,007            255,045
        John R. Blouin           3,475,007            255,045
        Anthony Spier            3,475,007            255,045
        Wayne Harris             3,470,407            259,645
        William DeNicolo         3,473,607            256,445

     Set forth below is the tabulation of the vote on approval of the amendment of the company's Amended and Restated Incentive Stock Plan:
                                                         Broker
   For          Against             Abstain             Nonvotes
2,223,885       351,148              25,920            1,129,099


                            PART II - OTHER INFORMATION

  Item 5.  Other Information

     None

  Item 6.  Exhibits and Reports on Form 8-K

     A.   Exhibits:
          Exhibit 27 Financial Data Schedule

     B.   Reports on Form 8-K:
          No reports on Form 8-K were filed during the quarter ended June 30,
          1995



                                    SIGNATURES


  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                       WELLS-GARDNER ELECTRONICS CORPORATION





  Date:  August 11, 1995      By:  /s/ Richard L. Conquest
                              Richard L. Conquest
                              Vice President of Finance,
                              Chief Financial Officer,
                              Secretary and Treasurer