Form 10-Q
period 1995-09-30
WELLS GARDNER ELECTRONICS CORP
filed 1995-11-03
CIK 105608

UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.  20549

                                     FORM 10-Q

  (Mark One)
     [X]    Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
  Exchange Act of 1934 for the quarterly period ended  September 30, 1995

                                         or

     [  ]   Transition Report Pursuant to Section 13 or 15(d) of the Securities
  Exchange Act of 1934 for the transition period from _______ to _______

                             Commission File No. 1-8250

                       WELLS-GARDNER ELECTRONICS  CORPORATION
               (Exact name of registrant as specified in its charter)




            ILLINOIS                             36-1944630
  (State or other jurisdiction of    (IRS Employer Identification No.)
  incorporation or organization)


             2701 North Kildare Avenue, Chicago, Illinois        60639
               (Address of principal executive offices)       (Zip Code)


        Registrant's telephone number, including area code:  (312) 252-8220


      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           YES  X              NO

       As of November 2, 1995, 4,052,676 shares of the Common Stock, $1.00 par value of the registrant were outstanding.

                        WELLS-GARDNER ELECTRONICS CORPORATION

                                      FORM 10-Q

                        For Quarter Ended September 30, 1995


                           PART I - FINANCIAL INFORMATION


  Item 1.                                                          Page


       Index to Financial Statements
              Condensed Statements of Operations - 3 Months Ended,
          September 30, 1995 & 1994 (Unaudited)                      3
       Condensed Statements of Operations - 9 Months Ended,
          September 30, 1995 & 1994 (Unaudited)                      4
       Condensed Balance Sheets                                      5
              Condensed Statements of Cash Flows                     6
              Notes to the Condensed Financial Statements            7


  Item 2.
              Management's Discussion and Analysis of
              Financial Condition and Results of Operations          8


                            PART II - OTHER INFORMATION

  Item 4.
       Submission of Matters to a Vote of Security Holders           9


  Item 5.
       Other Information                                             9


  Item 6.
       Exhibits and Reports on Form 8-K                              9


  SIGNATURE                                                          9

  PART I - FINANCIAL INFORMATION

  Item 1. Financial Statements

  WELLS-GARDNER ELECTRONICS CORPORATION
  CONDENSED STATEMENTS OF OPERATIONS
  (Unaudited)
  Three Months Ended September 30,
  (000's Omitted)
                                        1995        1994
  Net sales                        $    7,842    $   8,943
  Cost of sales                         7,118        8,162
  Selling & administrative expenses       547          674
  Special charge                          886          ---
  Other (income) expense, net              33          (5)
  Total costs                           8,584        8,831

  Earnings (loss) before income
  taxes                                 (742)          112

  Income taxes                            ---          ---

  Net earnings (loss)              $    (742)    $     112


  Earnings (loss) per share:

  Net earnings (loss) per share    $   (0.18)    $    0.03

  Weighted average common
  shares outstanding                4,045,295    3,883,236

  WELLS-GARDNER ELECTRONICS CORPORATION
  CONDENSED STATEMENTS OF OPERATIONS
  (Unaudited)
  Nine Months Ended September 30,
  (000's Omitted)
                                        1995        1994
  Net sales                        $   21,782    $  25,162

  Cost of sales                        19,729       23,364
  Selling & administrative expenses     1,947        2,385
  Special charge                          886        1,201
  Other (income) expense, net              68           16
  Gain on sale of fixed asset           (403)           --
  Total costs                          22,227       26,966

  Loss before income taxes              (445)      (1,804)

  Income taxes                             --           --

  Net loss                         $    (445)    $ (1,804)

  Loss per share:

  Net loss per share               $   (0.11)    $  (0.47)

  Weighted average common
  shares outstanding               4,003,397     3,883,236

  WELLS-GARDNER ELECTRONICS CORPORATION
  CONDENSED BALANCE SHEETS
  (000's Omitted)
                                       September 30,         December 31,
                                          1995                  1994
                                       (Unaudited)            (Audited)
  Assets:
     Cash & short-term investments   $         694         $          57
     Accounts receivable (net)               5,644                 6,105
     Recoverable income taxes                   62                   329
     Inventories:
       Raw materials            4,099                3,239
       Work in progress           585                  435
       Finished goods           2,818        7,502   2,157         5,831
     Other current assets                      237                   491
       Total current assets                 14,139                12,813
     Property, plant & equipment, net        2,641                 2,806

       Total assets                  $      16,780         $      15,619


  Liabilities:
     Notes payable                   $          --         $       1,925
     Accounts payable                        3,567                 1,923
     Accrued expenses                          763                 1,404
       Total current liabilities             4,330                 5,252

     Notes payable                           2,225                    --
       Total long-term liabilities           2,225                    --

       Total liabilities                     6,555                 5,252

  Shareholders' Equity:
     Common stock-authorized 25,000,000
     shares, $1.00 par value; issued
     4,052,676 shares as of September 30,
     1995 & 3,957,736 shares as of
     December 31, 1994                       4,053                 3,958
     Additional paid in capital              1,097                   959
     Retained earnings                       5,369                 5,814
     Unearned compensation                   (294)                 (364)
       Total shareholders'equity            10,225                10,367

     Total liabilities &
     shareholders' equity            $      16,780         $      15,619

  WELLS-GARDNER ELECTRONICS CORPORATION
  CONDENSED STATEMENTS OF CASH FLOWS
  (Unaudited)
  Nine Months Ended September 30,
  (000's Omitted)
                                                  1995         1994
  Cash flows from operating activities:
    Net loss                                  $    (445)   $  (1,804)
    Adjustments to reconcile net loss to
    net cash used for operating activities:
       Depreciation & amortization                   356          336
       Gain on sale of fixed asset                 (401)          ---
       Amortization of unearned compensation          70         (55)

    Changes in current assets & liabilities:
       Accounts receivable                           461          208
       Income taxes (net)                            267          ---
       Inventories                               (1,671)         (27)
       Prepaid expenses & other assets               174          227
       Accounts payable                            1,644          754
       Accrued expenses                            (692)          334
  Net cash used for operating activities           (237)         (27)

  Cash flows from investing activities:
       Additions to property, plant &
       equipment                                   (260)        (628)
       Proceeds from sale of fixed asset             601          ---
  Net cash provided by (used for)
  investing activities                               341        (628)

  Cash flows from financing activities:
       Proceeds from notes payable                   300          500
       Stock options exercised                       233           85
  Net cash provided by financing activities          533          585

  Net increase and decrease in cash &
  short-term investments                             637         (70)
    Cash & short-term investments at
    beginning of period                               57           94
    Cash & short-term investments at          $      694   $       24
    end of period

  Supplemental cash flow disclosure:
       Interest paid                          $      101   $       77
       Taxes paid                             $      ---   $       ---

                        WELLS-GARDNER ELECTRONICS CORPORATION

Notes to the Condensed Financial Statements

1. In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments (consisting of normal reoccurring accruals, except as described below), which are necessary for a fair statement of results for the periods presented. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the audited financial statements and notes thereto included in the Company's 1994 annual report to shareholders. The results of operations for the quarter ended September 30, 1995 are not necessarily indicative of the operating results for the full year.

2. Earnings (loss) per common and common equivalent shares were calculated by dividing net earnings (loss) by the weighted average number of shares of common stock and common stock equivalents outstanding.

3. Included in the Company's net loss for the nine months ended September 30, 1995 was a $886,000, or 22 cents per share, special charge due to costs incurred relating to the warranty on monitors sold to a major customer from 1991 to 1993. Also included in the 1995 results was a $403,000, or 10 cents per share, gain on sale of fixed asset and $220,000 or 5 cents per share, for a reversal of a 1994 special charge for management reorganization. Included in the Company's net loss for the nine months ended September 30, 1994 was a $1,201,000, or 31 cents per share, special charge for management reorganization.

4. The Company sold land and a building in the first quarter of 1995. The sale was closed and title passed on March 30, 1995. The proceeds were put into escrow in the Company's name. Company completes some minor environmental clean-up which the Company expects to be completed by year end, 1995. The Company has fully accrued for the clean-up. The proceeds are included in cash and short-term investments on the Company's
   September 30, 1995 balance sheet.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

For the third quarter ended September 30, 1995, sales decreased 12.3 percent to $7,842,000 from $8,943,000 in the prior year's period. This decrease was due mainly to lower sales to the video lottery segment. Gross operating profit, as a percentage of sales, increased to 9.2 percent, or $724,000, compared to 8.7 percent, or $781,000, for the same period last year. This change is attributed to sales of higher margin products. Net losses were $742,000, or 18 cents per share, compared to a net earnings of $112,000, or three cents per share, for the comparable 1994 quarter. Included in the 1995 quarterly results was a $886,000, or 22 cents per share, special charge due to costs incurred relating to the warranty on monitors sold to a major customer from 1991 to 1993. Selling and administrative expenses decreased 18.8 percent to $547,000 from $674,000 due mainly to a gain from reversing $183,000, of a 1994 special charge for management reorganization, lower sales commissions and selling expense by $37,000, and an increase of $93,000 in general and administrative expense.

For the nine months ended September 30, 1995, sales decreased 13.4 percent to $21,782,000 from $25,162,000 in the prior year's period. Gross operating profit, as a percentage of sales, increased to 9.4 percent, or $2,053,000, compared to 7.1 percent, or $1,798,000, for the same period last year, due to the sales of higher margin products. Net losses were $445,000, or 11 cents per share, compared to a net loss of $1,804,000, or 47 cents per share, for the comparable 1994 period. The 1995 results included a $886,000 or 22 cents per share special charge related to warranty of a major customers product, $403,000 or 10 cents per share gain on the sale of fixed asset and $220,000, or 5 cents per share, gain from reversing an excess portion of the 1994 special charge for management reorganization. The 1994 results included a $1,201,000 or 31 cents per share special charge for management reorganization. Selling and administrative expenses decreased 18.4 percent to $1,947,000 from $2,385,000 due to the lower sales volume, reversing $183,000 of a 1994 special charge for management reorganization and reduced costs attributable to prior period cost cutting measures.

As of September 30, 1995, cash and short term investments increased $637,000 from December 31, 1994 due mainly to the restricted cash balance. Accounts receivable decreased $461,000 to $5,644,000 from $6,105,000 due to lower sales volume and tighter collection policies. Inventory increased $1,671,000 or 28.7 percent to $7,502,000 from $5,831,000 at year end 1994 due to management's position to attack the Company's all time high level of backlog orders.

As of September 30, 1995, long-term notes payable was $2,225,000 compared to the short-term balance of $1,925,000 at December 31, 1994. The Company has secured a new three year credit agreement with Harris Trust and Savings Bank for a $7 million revolving line of credit with an interest rate at prime. Accounts payable increased $1,644,000 to $3,567,000 from $1,923,000 at year end due mainly to the Company building up its inventory level. Accrued expenses decreased $641,000 to $763,000 from $1,404,000 due mainly to the amount paid for a special charge incurred during the first quarter of 1994 relating to the Company's management restructuring. Working capital increased by $2,248,000 since year-end 1994, to $9,809,000, while corporate liquidity continues to be strong as evidenced by a current ratio of 3.27 to 1.

PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders
         None

Item 5.  Other Information
         On October 2, 1995, the Company entered into a new revolving credit agreement with Harris Trust and Savings Bank for a $7 million revolving line of credit with an interest rate at prime.

Item 6.  Exhibits and Reports on Form 8-K
         (a).  Exhibits:

         Exhibit 27 Financial Data Schedule

         Exhibit 10.1 Revolving Credit Agreement dated October 2,1995, between Harris Trust and Savings Bank and the Company.

         (b).  Reports on Form 8-K:
         No reports on Form 8-K were filed during the quarter ended September 30, 1995.


                                      SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  WELLS-GARDNER ELECTRONICS CORPORATION

  Date:  November 2, 1995       By:  RICHARD L. CONQUEST
                                     Richard L. Conquest
                                    (Vice President of Finance, Chief Financial
                                    Officer, Secretary and Treasurer)