Form 10-K
period 1995-12-31
WELLS GARDNER ELECTRONICS CORP
filed 1996-03-28
CIK 105608

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549
                                     FORM 10-K
(Mark One)
  [X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
          [FEE REQUIRED] for the fiscal year ended  December 31, 1995 or

  [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
          [NO FEE REQUIRED] for the transition period from ________ to ________

                           Commission File No. 1-8250

                      WELLS-GARDNER ELECTRONICS CORPORATION
             (Exact name of registrant as specified in its charter)

           ILLINOIS                                    36-1944630
    (State or other jurisdiction of       (IRS Employer Identification Number)
    incorporation or organization)

    2701 North Kildare Avenue, Chicago, Illinois          60639
      (Address of principal executive offices)          (Zip Code)

Registrant's telephone number, including area code:  312/252-8220

Securities registered pursuant to Section 12(b) of the Act:

       Title of each class          Name of each exchange on which registered
    Common Stock, $1.00 par value           American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:  NONE

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                YES X         NO

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of March 15, 1996, 4,052,676 shares of the Common Stock of the registrant were outstanding.

  While it is difficult to determine the number of shares of stock owned by non affiliates (within the meaning of such term under the applicable regulations of the Securities and Exchange Commission), the registrant estimates that the aggregate market value of the registrant's Common Stock held by non affiliates on March 15, 1996 (based upon an estimate that 71.8% of the shares are so owned by non affiliates and upon the closing price for the Common Stock on the American Stock Exchange on such date) was $11,275,558.

                         DOCUMENTS INCORPORATED BY REFERENCE

Portions of Annual Report to Shareholders for fiscal year ended
December 31, 1995:                                                Parts I & II
Portions of Proxy Statement for Annual Meeting of Shareholders
to be held on April 23, 1996:                                     Part III

PART I

Item 1.  BUSINESS
    (a)  General Development of Business
  Wells-Gardner Electronics Corporation (the "Company") designs, manufactures and markets electronic video products consisting primarily of video monitors. The Company was incorporated in Illinois in 1925. The Company sells video monitors to leading manufacturers of coin-operated electronic video games, state video lottery terminals, video walls, automotive diagnostic equipment, health club exercise equipment, point of purchase and interactive video terminals, kiosks, video gaming machines and word processing equipment for use in video display terminals.

  In 1995, the Company continued to make significant progress towards a return to profitability and continued to reduce its break-even point. The Company's manufacturing productivity increased in 1995 by 32 percent over 1994. This was in direct correlation with a much lower process reject rate and the introduction of 8 new product releases in 1995. Also in 1995, the Company entered the high margin, high growth video wall, presentation and transportation monitor markets. The Company's quality continued to improve which resulted in passing the 1995 annual quality audit conducted by the ISO 9001 accreditation agency. Also, the Company successfully sold approximately 63,000 square feet of excess building capacity and negotiated its longterm banking agreement with Harris Trust and Savings Bank.

  (b)  Financial Information About Industry Segments

  The information required by this item on industry segments for the three fiscal years ended December 31, 1995 is set forth in Exhibit 13 under the caption "Selected Financial Highlights" and in Note 2 of "Notes to Financial Statements," which information, is contained in the Company's Annual Report to Shareholders for the year ended December 31, 1995 and hereby incorporated herein by reference.

  (c)  Narrative Description of Business

  (c)  (i), (ii) and (iii)

PRODUCTS
  The Company's primary business is the design, manufacture and assembly of electronic components which consist of video color monitors and monochrome monitors and the bonding of touch sensors to open frame monitors. This business accounted for approximately 98 percent of revenues in 1995, 96 percent of revenues in 1994 and 97 percent of revenues in 1993.

  The video monitor product line includes CRT sizes ranging from 3" to 33" with horizontal scan frequencies from 15kHz to 35kHz. This represents the full complement of products available in the industry. The Company also customizes electrical and mechanical capabilities to meet specific customer requirements. The Company's line of color display monitors have been redesigned over the past years for higher performance and in an ongoing effort to lower its cost. In 1995, the Company released 8 new products, all which are voltage free. This allows the products to be plugged in anywhere in the world.

  Sales to manufacturers of video lottery terminals accounted for almost 17 percent of total sales in 1995, 23 percent in 1994 and 10 percent in 1993.
Sales to manufacturers of coin-operated arcade game equipment accounted for 37 percent of sales in 1995, 53 percent in 1994 and 83 percent in 1993. Automotive test and diagnostic equipment sales accounted for just over 6 percent of total sales in 1995, 6 percent in 1994 and 7 percent in 1993. Also in 1995, newly created segments, casino gaming, kiosk, bartop and video walls accounted for approximately 4 percent, 1 percent, 3 percent and 1 percent of sales respectively, and service sales accounted for 6 percent of total sales.

MANUFACTURING AND ASSEMBLY

  The Company's production activities consist primarily of wiring printed circuit boards, assembling finished units (and to a limited extent subassemblies), aligning and testing. The Company manufactures a limited range of electronic components and purchases the majority of such items from outside sources. A limited number of sources are used for the electronic components which it purchases, and for its subassemblies and other raw materials. Chassis subassemblies for use in two-dimensional color monitors are contracted off shore based on a design developed by the Company. The Company also optically bonds touch panels to open frame monitors. As the Company believes is characteristic of other manufacturers in its business, the Company has been confronted with long lead times and cost increases from certain suppliers. Three sources supply the Company with almost all of the chassis subassemblies for its twodimensional color game monitors. A limited number of sources are utilized for other components for the Company's products.

MARKETING AND SALES

           The Company sells products throughout the United States and internationally. The Company's products are sold primarily through James Industries, Inc., a sales representative organization. This representation is currently furnished under a non-exclusive Sales Representation Agreement (See
Item 13. Certain Relationships and Related Transactions). James Industries, Inc. is headquartered in Inverness, Illinois and also utilizes the services of regional sub-representative firms.

  The Company also has its own sales staff primarily for sales of non-monitor video products and limited data display products not covered in the non-exclusive Sales Representation Agreement.

  (c) (iv)   The Company is licensed on a non-exclusive basis under certain patents (which patents expire thru 1999) owned by RCA Corporation, covering the technical and electrical design of color display and video monitor chassis.
Fees under these licenses are based on the number of units shipped and amounted to less than 0.3% of total 1995 revenue. Although certain of these licenses may expire in the future, it has been the experience of the Company to renew such licenses on substantially the same terms. However, failure of the Company to obtain renewal of any of these licenses could have a materially adverse effect on its business.

  (c) (v)    The Company's business is generally not seasonal.

  (c) (vi) The Company has no unique or unusual practices relating to working capital items.

  (c) (vii) The Company's video game monitors are currently sold to a large number of customers. The Company derived 15 percent, 19 percent and 15 percent of total revenue from WMS Industries, respectively, during 1995, 1994 and 1993. In 1993, the Company derived 11 percent of total revenue from Dynamo Corporation.

  (c) (viii) Year-end backlog in 1995 grew to over 50,000 monitors representing nearly 6 months sales and was 150 percent larger than the backlog at the end of 1994. It is the Company's experience that well over 90 percent of backlog results in revenue recognition.

  (c) (ix)   No material portion of the Company's business is subject to re-
negotiation of profits or termination of contracts or subcontracts at the election of the Government.

  (c) (x) The Company encounters intense competition from many domestic and foreign manufacturers. Due to the nature of its business and the absence of reliable industry statistics, the Company cannot estimate its position in relation to its competitors. However, the Company recognizes that some competitors have greater financial and personnel resources, handle more extensive lines of products, operate larger facilities and price some products more competitively than the Company. Although the Company believes that the prices of its products are competitive, it endeavors to meet competition primarily through the quality of its product line, service and delivery reliability and new product innovations.

  (c) (xi) During 1995, the Company spent approximately $1,506,000 for product engineering and design research, compared to $1,393,000 in 1994 and $1,611,000 in 1993.

  (c) (xii) Compliance with federal, state and local provisions which have been enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, has no material effect upon the capital expenditures, earnings and competitive position of the Company.

  (c) (xiii) At December 31, 1995, the Company employed approximately 143 persons.

  (d) Export sales were 20 percent of sales in 1995, 20 percent in 1994 and 14 percent in 1993.

Item 2.  PROPERTIES

  The Company's plant, which is owned by the Company, is located at 2701 N. Kildare Avenue in Chicago, Illinois. It has approximately 207,000 square feet of floor space. Not less than 100,000 of the 207,000 square feet of the plant are at any time dedicated to production. Offices for administration, sales and engineering are also located in the plant. The plant is in good condition, is well maintained, and currently has excess production capacity. In 1995, the plant operated at an average 50% capacity. The plant is not subject to any material encumbrance. In 1995, the Company sold approximately 63,000 square feet of excess building capacity.

Item 3.  LEGAL PROCEEDINGS

  None

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  There were no matters submitted to a vote of the Company's shareholders during the fourth quarter of 1995.

                        EXECUTIVE OFFICERS OF THE REGISTRANT
                                                                 Year First
                                                                Elected As An
     Name                      Office                  Age    Executive Officer
Anthony Spier       Chairman of the Board, President
                    and Chief Executive Officer         52          1994

Randall S. Wells    Executive Vice President and
                    General Manager                     44          1980

Richard L. Conquest Vice President of Finance, Chief
                    Financial Officer, and Secretary    46          1987

Larry Mahl          Director of Materials               48          1989

John S. Pircon      Vice President of Marketing
                    and Engineering                     37          1994

Kathleen E. Hoppe   Director of Management
                    Information Systems                 50          1994

Mark E. Komorowski  Director of Service                 30          1994

Eugene C. Ahner     Director of Human Resources         59          1994

Unless otherwise indicated, each executive officer has served in various executive capacities with the Company for the past five years.

Anthony Spier joined the Company in April 1994 as Chairman of the Board, President and Chief Executive Officer. Before joining the Company, Mr. Spier was President of OCE Bruning, a manufacturer of drafting equipment and supplies from 1990 to 1994. Prior thereto, Mr. Spier was Vice President of AM International and President of Bruning Corporation, a division of AM International from 1982 to 1990.

John S. Pircon joined the Company in 1987 and was elected Vice President of Marketing and Engineering in August 1995. Mr. Pircon was previously elected Director of Engineering in April 1994. Prior to joining the Company, Mr. Pircon was Vice President of Sales and Marketing with Energetec Systems, Inc., a power supply design and manufacturing company.

Kathleen E. Hoppe joined the Company in 1970 as Manager of Electronic Data Processing and was elected Director of Management Information Systems in August 1994. Prior to joining the Company, Mrs. Hoppe worked as a control clerk for Sears Roebuck and Company, a retail department chain.

Mark E. Komorowski joined the Company in 1990 as Controller and was elected Director of Service in August 1994. Prior to joining the Company, Mr. Komorowski was a senior auditor with Laventhol & Horwath from 1987 to 1990.

Eugene C. Ahner joined the Company in April 1992 as Personnel Manager and was elected Director of Human Resources in August 1994. Prior to joining the Company, Mr. Ahner was Director of Human Resources and Secretary of Pheoll Manufacturing Company from 1985 to 1992. Prior thereto, Mr. Ahner held various personnel position with Allied Products Corporation from 1979 to 1985.

                                     PART II

Item 5.   MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDERS
          MATTERS.

  The information required by this Item is set forth in Exhibit 13 under the caption "Common Share Market Price and Dividends," which information is contained in the Company's Annual Report to Shareholders for the year ended December 31, 1995, and which information is hereby incorporated herein by reference.

Item 6.  SELECTED FINANCIAL DATA

  The information required by this Item is set forth in Exhibit 13 under the caption "Selected Financial Highlights," which information is contained in the Company's Annual Report to Shareholders for the year ended December 31, 1995, and which information is hereby incorporated herein by reference.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The information required by this Item is set forth in Exhibit 13 under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations," which information is contained in the Company's Annual Report to Shareholders for the year ended December 31, 1995, and which information is hereby incorporated herein by reference.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  The following financial statements together with the notes thereto are set forth in Exhibit 13, which information is contained in the Company's Annual Report to Shareholders for the year ended December 31, 1995, and which information is hereby incorporated herein by reference.

Balance Sheets as of December 31, 1995 and 1994

Statements of Operations for years ended December 31, 1995, 1994 and 1993

Statements of Shareholders' Equity for years ended December 31, 1995, 1994 and 1993

Statements of Cash Flows for years ended December 31, 1995, 1994 and 1993

Notes to Financial Statements

Independent Auditors' Report

Albert S. Wells, Jr. Tribute, Board of Directors and Officers

  Quarterly financial data for the years ended December 31, 1995 and 1994 are set forth in Exhibit 13 in Note 11 of Notes to Financial Statements and are contained in the Company's Annual Report to Shareholders for the year ended December 31, 1995, and which information is hereby incorporated herein by reference.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None

                                     PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  a.  Directors

  The information required by this Item is set forth in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on April 23, 1996, under the captions "Election of Directors" and "Compliance with Section 16(a) of the Exchange Act," which information is hereby incorporated herein by reference.

  b.  Executive Officers

  Reference is made to "Executive Officers of the Registrant" in Part I hereof.

Item 11.  EXECUTIVE COMPENSATION

  The information required by this Item is set forth in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on April 23, 1996, under the captions "Summary Compensation Table," "Option Grants in 1995," "Aggregated Option Exercises in 1995 And Option Values at December 31, 1995," "Election of Directors - Board Compensation," "Compensation Committee Interlocks and Insider Participation," which information is hereby incorporated herein by reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The information required by this Item is set forth in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on April 23, 1996, under the caption "Securities Beneficially Owned by Principal Shareholders and Management," which information is hereby incorporated herein by reference.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  The Information required by this Item is set forth in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on April 23, 1996, under the caption "Compensation Committee Interlocks and Insider Participation," which information is hereby incorporated herein by reference.

                                     PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

  a. (1)  Financial Statements   The information required by this Item is set
forth in Part II, Item 8 of this Report. The Independent Auditor's Report is set forth following the Financial Statement Schedules referred to under (2) below.

  (2)  Financial Statement Schedules   The information required by this Item
is set forth following the signature page of this Report.

  (3)  Exhibits

The following exhibits are filed herewith:

  3.1.  Articles of Incorporation of the Company, as amended, filed as Exhibit
3.1 of the Company's Annual Report on Form 10-K for the year ended December 31, 1994, and incorporated herein by reference.

  3.2. By-Laws of the Company, as amended, filed as Exhibit 3.2 of the Company's Annual Report on Form 10-K for the year ended December 31, 1994, and incorporated herein by reference.

  *10.1. Wells-Gardner Electronics Corporation Amended and Restated Incentive Stock Plan, as amended, filed as Appendix A to the Company's Proxy Statement for Annual Meeting of Shareholders held on April 23, 1995 and incorporated herein by reference.

  10.2. Sales Representative Agreement among the Company, James Industries, Inc. and James J. Roberts Jr. dated February 29, 1996.

  *10.3. Amended Employment Agreement dated February 29, 1996, between the Company and Anthony Spier.

  10.4. License Agreement dated January 1, 1995, between the Company and RCA Corporation.

  *10.5. Employment contract dated June 12, 1989, between the Company and Larry Mahl, filed as Exhibit 10.9 to the Company's Annual Report on Form 10-K for the year ended December 31, 1989, and incorporated herein by reference.

  *10.6. Employment contract dated April 26, 1994, between the Company and Randall S. Wells, filed as Exhibit 10.2 of the Company's Form 10-Q dated June 30, 1994 and incorporated herein by reference.

  10.7. Agreement dated July 1, 1995, between the Company and Local 1031, I.B.E.W., AFL-CIO.

  *10.8. Employment contract dated April 26, 1994, between the Company and Richard L. Conquest, filed as Exhibit 10.3 of the Company's Form 10-Q dated June 30, 1994 and incorporated herein by reference.

  *10.9. Wells-Gardner Electronics Corporation Employee 401K Plan dated January 1, 1990 and Amendment 1 dated February 11, 1992, and Amendment 2 dated January 20, 1994, filed as Exhibit 10.10 of the Company's Annual Report on Form 10-K for the year ended December 31, 1993 and incorporated herein by reference.

  10.11. Voting Rights Agreement dated February 29, 1996, among the Company, Albert S. Wells, Jr., Randall S. Wells, Anthony Spier, Allan Gardner, John R. Blouin, James Industries, Inc., and James J. Roberts, Jr., individually and as Trustee of James J. Roberts, Trust, UTA dated December 23, 1991.

  *10.12. Wells-Gardner Electronics Corporation 1996 Nonemployee Director Plan, filed as Annex A to the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on April 23, 1996, and incorporated herein by reference.

  13. Certain portions of the Company's Annual Report to Shareholders for the year ended December 31, 1995 as specified in Part I and II hereof to be incorporated by reference in this Annual Report on Form 10-K.

  23.  Accountants' consent.

  27.  Financial Data Schedule

*Management contract or compensatory plan or arrangement.

b. Reports on Form 8-K No reports on Form 8-K were filed during the last quarter ended December 31, 1995.

                                     SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                       WELLS-GARDNER ELECTRONICS CORPORATION

By: /s/ ANTHONY SPIER                                      February 29, 1996
Anthony Spier         Chairman of the Board, President
                      and Chief Executive Officer

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated.

  Signature                 Title                          Date

/s/ ANTHONY SPIER     Chairman of the Board, President
Anthony Spier         and Chief Executive Officer          February 29, 1996

/s/ ALBERT S. WELLS, JR.
Albert S. Wells, Jr.  Director                             February 29, 1996

/s/ ALLAN GARDNER
Allan Gardner         Director                             February 29, 1996

/s/ JOHN R. BLOUIN
John R. Blouin        Director                             February 29, 1996

/s/ JAMES J. ROBERTS, JR.
James J. Roberts, Jr. Director                             February 29, 1996

/s/ WILLIAM DE NICOLO
William L. DeNicolo   Director                             February 29, 1996

/s/ WAYNE HARRIS
Wayne Harris          Director                             February 29, 1996

/s/ ERNEST R. WISH
Ernest R. Wish        Director                             February 29, 1996

                                     FINANCIAL SCHEDULES

  Schedules not included with this additional financial data have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereof.

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

ALLOWANCE FOR DOUBTFUL ACCOUNTS

           Balance at                                  Balance at
           Beginning  (1)        (2)        (3)        End of
Year       of Period  Additions  Deductions Other      Period
1993       312,830    0          1,424      (84,000)   227,406

1994       227,406    0          9,759      0          217,647

1995       217,647    210,0000   129,781    0          297,866

(1) Provision for bad debt
(2) Accounts receivable written off against the allowance.
(3) In 1993, $84,000 of this provision was reallocated to other accruals.

                                     EXHIBIT INDEX

  3.1.  Articles of Incorporation of the Company, as amended, filed as Exhibit
3.1 of the Company's Annual Report on Form 10-K for the year ended December 31, 1994, and incorporated herein by reference.

  3.2. By-Laws of the Company, as amended, filed as Exhibit 3.2 of the Company's Annual Report on Form 10-K for the year ended December 31, 1994, and incorporated herein by reference.

  *10.1. Wells-Gardner Electronics Corporation Amended and Restated Incentive Stock Plan, as amended, filed as Appendix A to the Company's Proxy Statement for Annual Meeting of Shareholders held on April 23, 1995, and incorporated herein by reference.

  10.2. Sales Representative Agreement among the Company, James Industries, Inc. and James J. Roberts Jr. dated February 29, 1996

  *10.3. Amended Employment Agreement dated February 29, 1996 between the Company and Anthony Spier.

  10.4. License Agreement dated January 1, 1995, between the Company and RCA Corporation.

  *10.5. Employment contract dated June 12, 1989, between the Company and Larry Mahl, filed as Exhibit 10.9 to the Company's Annual Report on Form 10-K for the year ended December 31, 1989, and incorporated herein by reference.

  *10.6.  Employment contract dated April 26, 1994, between the
Company and Randall S. Wells, filed as Exhibit 10.2 of the Company's Form 10-Q dated June 30, 1994, and incorporated herein by reference.

  10.7. Agreement dated July 1, 1995, between the Company and Local 1031, I.B.E.W., AFL-CIO.

  *10.8. Employment contract dated April 26, 1994, between the Company and Richard L. Conquest, filed as Exhibit 10.3 of the Company's Form 10-Q dated June 30, 1994 and incorporated herein by reference.

  *10.9. Wells-Gardner Electronics Corporation Employee 401K Plan dated January 1, 1990, and Amendment 1 dated February 11, 1992, and Amendment 2 dated January 20, 1994, filed as Exhibit 10.10 of the Company's Annual Report on Form 10-K for the year ended December 31, 1993, and incorporated herein by reference.

  10.11. Voting Rights Agreement dated February 29, 1996, among the Company, Albert S. Wells, Jr., Randall S. Wells, Anthony Spier, Allan Gardner, John R. Blouin, James Industries, Inc., and James J. Roberts, Jr., individually and as Trustee of James J. Roberts, Trust, UTA dated December 23, 1991.

  *10.12. Wells-Gardner Electronics Corporation 1996 Nonemployee Director Plan, filed as Annex A to the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on April 23, 1996, and incorporated herein by reference.

  13. Certain portions of the Company's Annual Report to Shareholders for the year ended December 31, 1995, as specified in Part I and II hereof to be incorporated by reference in this Annual Report on Form 10-K.

  23.  Accountants' consent.

  27.  Financial Data Schedule

  *Management contract or compensatory plan or arrangement.