Form 10-Q
period 1996-03-31
WELLS GARDNER ELECTRONICS CORP
filed 1996-05-14
CIK 105608

UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                                Washington, DC  20549

                                      FORM 10-Q

  (Mark One)
     [X]    Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
  Exchange Act of 1934 for the quarterly period ended  March 31, 1996

                                         or

     [  ]   Transition Report Pursuant to Section 13 or 15(d) of the Securities
  Exchange Act of 1934 for the transition period from ____________ to _________

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

      As of May 10, 1996, 4,055,176 shares of the Common Stock, $1.00 par value of the registrant were outstanding.

                        WELLS-GARDNER ELECTRONICS CORPORATION

                                      FORM 10-Q

                           For Quarter Ended March 31, 1996


                            PART I - FINANCIAL INFORMATION


  Item 1.
       Index to Financial Statements:

       Condensed Statements of Earnings (Unaudited)
        - Three Months Ended March 31, 1996 & 1995

       Condensed Balance Sheets (Unaudited)
        - March 31, 1996 & December 31, 1995

       Condensed Statements of Cash Flows (Unaudited)
        - Three Months Ended March 31, 1996 & 1995

       Notes to the Condensed Financial Statements

  Item 2.
       Management's Discussion and Analysis of Financial Condition and Results of Operations

                             PART II - OTHER INFORMATION

  Item 6.
       Exhibits and Reports on Form 8-K


  SIGNATURE

  PART I - FINANCIAL INFORMATION

  Item 1. Financial Statements


  WELLS-GARDNER ELECTRONICS CORPORATION
  Condensed Statements of Earnings (Unaudited)

                                      Three Months Ended
                                           March 31,
                                       1996         1995
  Net sales                       $ 10,429,000 $  6,157,000

  Cost of sales                      9,274,000    5,704,000
  Selling & administrative expenses    887,000      677,000
  Other expense, net                     3,000       31,000
  Gain on sale of fixed assets             ---     (403,000)

  Total costs                       10,164,000    6,009,000

  Earnings before income taxes         265,000      148,000

  Income taxes                             ---          ---

  Net earnings                    $    265,000 $    148,000

  Earnings per share:

  Net earnings per share          $       0.07 $       0.04

  Weighted average common &
  common equivalent shares
  outstanding                        4,052,676    3,982,053

  See accompanying notes to the condensed financial statements.

  WELLS-GARDNER ELECTRONICS CORPORATION
  Condensed Balance Sheets (Unaudited)

                                   March 31, 1996          December 31, 1995
  Assets:
     Cash & cash equivalents       $    120,000            $  1,117,000
     Accounts receivable (net)        5,709,000               3,540,000
     Income tax receivable               62,000                  62,000
     Inventory:
       Raw materials      5,205,000               5,562,000
       Work in progress     255,000                 435,000
       Finished goods     2,680,000   8,140,000   2,933,000   8,930,000
     Prepaids & other current assets    311,000                 375,000
       Total current assets          14,342,000              14,024,000

     Property, plant & equipment net  2,478,000               2,546,000

       Total assets                $ 16,820,000            $ 16,570,000

  Liabilities:
     Accounts payable              $  4,402,000            $  3,077,000
     Accrued expenses                   519,000                 734,000
       Total current liabilities      4,921,000               3,811,000
     Long-term note payable           2,000,000               3,125,000

       Total liabilities              6,921,000               6,936,000

  Shareholders' Equity:
     Common stock-authorized
     25,000,000 shares, $1.00 par
     value; 4,052,676 shares issued
     as of March 31, 1996 and as of
     December 31, 1995                4,053,000               4,053,000
     Additional paid in capital       1,097,000               1,097,000
     Retained earnings                5,020,000               4,755,000
     Unearned compensation             (271,000)               (271,000)

       Total shareholders' equity     9,899,000               9,634,000

       Total liabilities &
     shareholders' equity          $ 16,820,000            $ 16,570,000

  See accompanying notes to the condensed financial statements.

  WELLS-GARDNER ELECTRONICS CORPORATION
  Condensed Statements of Cash Flows (Unaudited)

                                              Three Months Ended
                                                   March 31,
                                               1996         1995
  Cash flows from operating activities:
    Net earnings                          $    265,000  $    148,000
    Adjustments to reconcile net earnings
    to cash provided by operating activities:
       Depreciation & amortization             109,000       114,000
       Gain on sale of fixed asset                 ---      (403,000)
       Amortization of unearned compensation       ---        23,000
    Changes in current assets & liabilities:
       Accounts receivable                  (2,169,000)    2,379,000
       Inventory                               790,000       998,000
       Prepaid expenses & other assets          64,000       194,000
       Accounts payable                      1,325,000      (798,000)
       Accrued expenses                       (215,000)     (684,000)

  Net cash provided by operating activities    169,000     1,971,000

  Cash flows from investing activities:
       Additions to property, plant &
       equipment                               (41,000)     (140,000)
       Proceeds from sale of fixed assets          ---       601,000

  Net cash provided by (used in)
  investing activities                         (41,000)      461,000

  Cash flows from financing activities:
       Repayment of note payable            (1,125,000)   (1,925,000)
       Stock options exercised                     ---        74,000

  Net cash used in financing activities     (1,125,000)   (1,851,000)

  Net increase in cash & short-term
  investments                                 (997,000)      581,000

    Cash & cash equivalents at beginning
    of period                                1,117,000        57,000

    Cash & cash equivalents at end of
    period                                $    120,000  $    638,000


  Supplemental cash flow disclosure:
       Interest paid                      $     67,000  $     34,000
       Taxes paid                         $        ---  $        ---

  See accompanying notes to the condensed financial statements.

                        WELLS-GARDNER ELECTRONICS CORPORATION

  Notes to the Condensed Financial Statements

  1. In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments (consisting of normal recurring accruals), which are necessary for a fair statement of results for the periods presented. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the audited financial statements and notes thereto included in the Company's 1995 annual report to shareholders. The results of operations for the quarter ended March 31, 1996 are not necessarily indicative of the operating results for the full year.

  2. Earnings per common and common equivalent shares were calculated by dividing net earnings by the weighted average number of shares of common stock and common stock equivalents outstanding.

  3. Included in the Company's net earnings for the three months ended March 31, 1995 was a gain of $403,000, or 10 cents per share, on the sale of land and a building in the first quarter of 1995. The sale was closed and title passed on March 30, 1995. The proceeds of $670,000 were put into escrow in the Company's name and included in cash and cash equivalents on the Company's December 31, 1995 balance sheet. The funds were fully released to the Company during the first quarter of 1996.

  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
   For the first quarter ended March 31, 1996, sales increased 69.4 percent to $10,429,000 from $6,157,000 in the prior year's period. This increase was due to higher sales to the casino, coin-operated arcade games, data display and service segments. Gross operating profit, as a percentage of sales, increased to 11.1 percent, or $1,155,000, compared to 7.4 percent, or $453,000, for the same period last year. This change is attributed to the higher sales volume in 1996. Selling and administrative expenses increased 31.0 percent to $887,000 from $677,000 due mainly to higher sales commissions paid on the higher sales volume. Included in the 1995 quarterly results was a $403,000 or 10 cents per share gain on the sale of fixed assets. Net earnings were $265,000, or seven cents per share, compared to net earnings of $148,000, or four cents per share, for the comparable 1995 quarter. The Company did not recognize any income tax expense in the 1996 period due to the utilization of its net operating loss carryforward.

   As of March 31, 1996, cash and cash equivalents decreased $997,000 from December 31, 1995 due mainly to the release of the cash in escrow. Accounts receivable increased $2,169,000 to $5,709,000 from $3,540,000 at December 31, 1995 due to the higher sales volume. Inventory decreased $790,000 to $8,140,000 from $8,930,000 at year end 1995. As of March 31, 1996, long-term notes payable was $2,000,000 compared to the balance of $3,125,000 at December 31, 1995. Accounts payable increased $1,325,000 to $4,402,000 from $3,077,000 at year end 1995 due to the Company's increased purchases based on its higher sales volume. Accrued expenses decreased $215,000 to $519,000 from $734,000. Working capital decreased by $792,000 since year-end 1995, to $9,421,000, while corporate liquidity continues to be strong as evidenced by a current ratio of 2.91 to 1.

    PART II - OTHER INFORMATION

    Item 6. Exhibits and Reports on Form 8-K
          (a). Exhibits:

          Exhibit 27  Financial Data Schedule

          (b).  Reports on Form 8-K:
          No reports on Form 8-K were filed during the quarter ended March 31, 1996.


                                       SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       WELLS-GARDNER ELECTRONICS CORPORATION


  Date:  May 10, 1996                By:  /s/ GEORGE B. TOMA
                                         George B. Toma
                                         Chief Financial Officer and Treasurer