Form 10-Q
period 1996-06-30
WELLS GARDNER ELECTRONICS CORP
filed 1996-08-07
CIK 105608

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, DC  20549

                               FORM 10-Q

(Mark One)
  [X]     Quarterly Report Pursuant to Section 13 or 15(d) of the
          Securities Exchange Act of 1934 for the quarterly period ended June 30, 1996

                                   or

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

    As of August 7, 1996, 4,065,376 shares of the Common Stock, $1.00 par value of the registrant were outstanding.

                  WELLS-GARDNER ELECTRONICS CORPORATION

                                FORM 10-Q

                     For Quarter Ended June 30, 1996


                     PART I - FINANCIAL INFORMATION


Item 1.
     Condensed Statements of Earnings (Unaudited)
          - Three Months Ended June 30, 1996 & 1995

     Condensed Statements of Earnings (Unaudited)
          - Six Months Ended June 30, 1996 & 1995

     Condensed Balance Sheets
          - June 30, 1996 (Unaudited) & December 31, 1995 (Audited) Condensed Statements of Cash Flows (Unaudited)
          - Six Months Ended June 30, 1996 & 1995

            Notes to the Condensed Financial Statements

Item 2.
     Management's Discussion and Analysis of Financial Condition and Results of Operations

                      PART II - OTHER INFORMATION

Item 4.
     Submission of Matters to a Vote of Security Holders

Item 6.
     Exhibits and Reports on Form 8-K


SIGNATURE

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

WELLS-GARDNER ELECTRONICS CORPORATION
Condensed Statements of Earnings
(Unaudited)

                                    Three Months Ended June 30,
                                         1996         1995
Net sales                          $  9,158,000 $  7,783,000

Cost of sales                         7,747,000    6,502,000
Engineering, selling &                1,253,000    1,127,000
administrative expenses
Other expense, net                        7,000        5,000

Total costs                           9,007,000    7,634,000

Earnings before income taxes            151,000      149,000

Income taxes                                ---          ---

Net earnings                       $    151,000 $    149,000

Earnings per share:

Net earnings per share             $       0.04 $       0.04

Weighted average common & common
equivalent shares outstanding         4,181,156    3,982,844

See accompanying notes to the condensed financial statements.

WELLS-GARDNER ELECTRONICS CORPORATION
Condensed Statements of Earnings
(Unaudited)

                                    Six Months Ended June 30,
                                       1996         1995
Net sales                          $19,587,000  $13,940,000                                               $

Cost of sales                       16,622,000   11,863,000
Engineering, selling &
administrative expenses              2,539,000    2,147,000
Other expense, net                      10,000       36,000
(Gain) on sale of fixed asset              ---     (403,000)

Total costs                         19,171,000   13,643,000

Earnings before income taxes           416,000      297,000

Income taxes                                --           --

Net earnings                        $  416,000   $  297,000


Earnings per share:

Net earnings per share              $     0.10   $     0.08

Weighted average common & common
equivalent shares outstanding        4,151,867    3,982,449

See accompanying notes to the condensed financial statements.

WELLS-GARDNER ELECTRONICS CORPORATION
Condensed Balance Sheets

                                  (Unaudited)              (Audited)

                                   June 30,                 December 31,
                                     1996                     1995
Assets:
  Cash & cash equivalents        $    219,000            $  1,117,000
  Accounts receivable (net)         6,407,000               3,540,000
  Income tax receivable                60,000                  62,000
  Inventory:
    Raw materials      3,856,000                 5,562,000
    Work in progress     233,000                   435,000
    Finished goods     2,958,000    7,047,000    2,933,000  8,930,000
  Prepaids & other
  current assets                      253,000                 375,000

    Total current assets           13,986,000              14,024,000
  Property, plant & equipment, net  2,464,000               2,546,000

     Total assets                $ 16,450,000            $ 16,570,000


Liabilities:
   Accounts payable              $  3,174,000            $  3,077,000
   Accrued expenses                   507,000                 734,000
    Total current liabilities       3,681,000               3,811,000

   Long-term note payable           2,700,000               3,125,000

     Total liabilities              6,381,000               6,936,000


Shareholders' Equity:
 Common stock-authorized
 25,000,000 shares, $1.00 par
 value; 4,065,376 shares issued
 as of June 30, 1996 & 4,052,676
 shares issued as of December 31,
 1995                               4,065,000               4,053,000
   Additional paid in capital       1,151,000               1,097,000
   Retained earnings                5,171,000               4,755,000
   Unearned compensation             (318,000)               (271,000)

     Total shareholders' equity    10,069,000               9,634,000

     Total liabilities &                                                                  $
     shareholders' equity        $ 16,450,000            $ 16,570,000

See accompanying notes to the condensed financial statements.

WELLS-GARDNER ELECTRONICS CORPORATION
Condensed Statements of Cash Flows
(Unaudited)
                                        Six Months Ended June 30,
                                           1996         1995
Cash flows from operating
activities:
 Net earnings                        $    416,000  $    297,000
 Adjustments to reconcile net
 earnings to cash provided by
 operating activities:
    Depreciation & amortization           221,000       235,000
    Gain on sale of fixed asset               ---      (401,000)
    Amortization of unearned
    compensation                         (47,000)        46,000

 Changes in current assets &
 liabilities:
    Accounts receivable                (2,867,000)       859,000
    Income Taxes                            2,000           ---
    Inventory                           1,883,000       (375,000)
    Prepaid expenses & other assets       122,000        165,000
    Accounts payable                       97,000        755,000
    Accrued expenses                     (227,000)    (1,143,000)

Net cash provided by (used in)
operating activities                     (400,000)       438,000

Cash flows from investing activities:
    Additions to property,
    plant & equipment                    (139,000)     (185,000)
    Proceeds from sale of fixed assets       ---        601,000

Net cash provided by (used in)
investing activities                     (139,000)      416,000

Cash flows from financing activities:
    Repayment of note payable            (425,000)     (325,000)
    Stock options exercised                66,000        77,000

Net cash used in financing activities    (359,000)     (248,000)

Net increase (decrease) in cash &
cash equivalents                        (898,000)       606,000
 Cash & cash equivalents at beginning
 of period                              1,117,000        57,000

 Cash & cash equivalents at end of
 period                              $    219,000  $    663,000
 Supplemental cash flow disclosure:
    Interest paid                    $    122,000  $     53,000
    Taxes paid                       $        ---  $        ---

See accompanying notes to the condensed financial statements.

 Notes to the Condensed Financial Statements

1. In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments (consisting of normal recurring accruals), which are necessary for a fair statement of results for the periods presented. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the audited financial statements and notes thereto included in the Company's 1995 annual report to shareholders. The results of operations for the quarter and six months ended June 30, 1996 are not necessarily indicative of the operating results for the full year.

2. Earnings per common and common equivalent shares were calculated by dividing net earnings by the weighted average number of shares of common stock and common stock equivalents outstanding.

3. Included in the Company's net earnings for the six months ended June 30, 1995 was a gain of $403,000, or 10 cents per share, on the sale of land and a building in the first quarter of 1995. The sale was closed and title passed on March 30, 1995. The proceeds of $670,000 were put into escrow in the Company's name and included in cash and cash equivalents on the Company's December 31, 1995 balance sheet. The funds were fully released to the Company during the first quarter of 1996.

4. Certain expenses relating to 1995 have been reclassed to conform to the presentation in 1996.

 Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

For the second quarter ended June 30, 1996, sales increased 17.7 percent to $9,158,000 from $7,783,000 in the prior year's period. This increase was due to higher shipments to the gaming, data display, leisure/fitness and service segments. Gross operating profit, as a percentage of sales, decreased to 15.4 percent, or $1,411,000, compared to 16.5 percent, or $1,281,000, for the same period last year. This decrease is attributed to price erosion from intense off-shore competition. Net earnings were $151,000, or four cents per share, compared to net earnings of $149,000, or four cents per share, for the comparable 1995 quarter. Engineering, selling and administrative expenses increased 11.2 percent to $1,253,000 from $1,127,000 due to the increased investment in development of new products and higher sales commissions paid on higher sales volume.

For the six months ended June 30, 1996, sales increased 40.5 percent to $19,587,000 from $13,940,000 in the prior year's period. This increase was due to higher sales to the gaming, data display, coin-operated arcade games and service segments. Gross operating profit, as a percentage of sales, increased to 15.2 percent, or $2,965,000, compared to 14.9 percent, or $2,077,000, for the same period last year. Net earnings were $416,000, or 10 cents per share, compared to net earnings of $297,000, or eight cents per share, for the comparable 1995 period. The 1995 results included a $403,000 or 10 cents per share gain on the sale of fixed asset. Engineering, selling and administrative expenses increased 18.3 percent to $2,539,000 from $2,147,000 due to the increased investment in development of new products and applications and higher sales commissions paid on higher sales volume. The Company did not recognize any income tax expense in the 1996 period due to the utilization of its net operating loss carryforward.

As of June 30, 1996, cash and cash equivalents decreased $898,000 from December 31, 1995 due to the release of cash in escrow at year end 1995 which was used to reduce the outstanding line of credit and fund daily operations. Accounts receivable increased $2,867,000 to $6,407,000 from $3,540,000 due to a 40.5 percent increase in sales volume. Inventory decreased $1,883,000 or 21.1 percent to $7,047,000 from $8,930,000 at year end 1995 due to better management of raw materials inventory and the Company's position to reduce its considerable backlog of orders.

As of June 30, 1996, accounts payable increased $97,000 to $3,174,000 from $3,077,000 at year end 1995. Accrued expenses decreased $227,000 to $507,000 from $734,000 at year end 1995 due to certain accrual payouts. Notes payable decreased $425,000 to $2,700,000 compared to $3,125,000 at December 31, 1995. The Company has an unsecured revolving line of credit of $7,000,000, with an interest rate at prime, from Harris Trust and Savings Bank. Working capital increased by $92,000 since year-end 1995, to $10,305,000, while corporate liquidity continues to be strong as evidenced by a current ratio of 3.80 to 1.

  PART II - OTHER INFORMATION

  Item 4.    Submission of Matters to a Vote of Security Holders
     A. The annual meeting of stockholders of Wells-Gardner Electronics Corporation was held on April 23, 1996.

     B. Set forth below is the tabulation of the votes on each nominee for election as a director:
                                              Withhold         Broker
                               For            Authority       Nonvotes
     John R. Blouin         3,189,758          238,450            6
     Albert S. Wells Jr.    3,189,758          238,450            6
     James J. Roberts, Jr.  3,189,358          238,850            6
     Anthony Spier          3,189,124          239,084            6
     William DeNicolo       3,188,958          239,250            6
     Ernest R. Wish         3,188,858          239,350            6
     Wayne Harris           3,188,858          239,350            6
     Allan Gardner          3,188,334          239,874            6

     C. Set forth below is the tabulation of the vote on approval of the amendment of the Company's Nonemployee Director Stock Plan:

                  For          Against     Abstain      Brokers Nonvotes
               2,708,493      241,620      40,176            437,925

     D. The proposal to amend the Company's Articles of Incorporation, to authorize up to 500,000 shares of Preferred Stock was withdrawn.

  Item 6. Exhibits and Reports on Form 8-K
        (a). Exhibits:

             Exhibit 27  Financial Data Schedule

        (b). Reports on Form 8-K:
             No reports on Form 8-K were filed during the quarter ended June 30, 1996.


  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

  WELLS-GARDNER ELECTRONICS CORPORATION


Date:  August 7, 1996          By:  /s/ GEORGE B. TOMA
                                    George B. Toma
                                    Chief Financial Officer and Treasurer