Form 10-Q
period 1996-09-30
WELLS GARDNER ELECTRONICS CORP
filed 1996-11-07
CIK 105608

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, DC  20549

                               FORM 10-Q

(Mark One)
  [X]     Quarterly Report Pursuant to Section 13 or 15(d) of the
          Securities Exchange Act of 1934 for the quarterly period ended September 30, 1996

                                   or

  [  ]    Transition Report Pursuant to Section 13 or 15(d) of the
          Securities Exchange Act of 1934 for the transition period from ____________ to ____________

                       Commission File No. 1-8250

                 WELLS-GARDNER ELECTRONICS  CORPORATION
         (Exact name of registrant as specified in its charter)

                  ILLINOIS                        36-1944630
  (State or other jurisdiction of
  incorporation or organization)        (IRS Employer Identification No.)

   2701 North Kildare Avenue, Chicago, Illinois                60639
   (Address of principal executive offices)                 (Zip Code)

  Registrant's telephone number, including area code:  (773) 252-8220

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                         YES  X              NO

    As of November 4, 1996, 4,066,176 shares of the Common Stock, $1.00 par value of the registrant were outstanding.

                  WELLS-GARDNER ELECTRONICS CORPORATION

                                FORM 10-Q

                    Quarter Ended September 30, 1996


                     PART I - FINANCIAL INFORMATION


Item 1.
     Condensed Statements of Earnings (Unaudited)
          - Three Months Ended September 30, 1996 & 1995

     Condensed Statements of Earnings (Unaudited)
          - Nine Months Ended September 30, 1996 & 1995

     Condensed Balance Sheets
          - September 30, 1996 (Unaudited) & December 31, 1995 (Audited)

     Condensed Statements of Cash Flows (Unaudited)
          - Nine Months Ended September 30, 1996 & 1995

     Notes to the Unaudited Condensed Financial Statements


Item 2.
     Management's Discussion and Analysis of Financial Condition and Results of Operations

                      PART II - OTHER INFORMATION

Item 4.
     Submission of Matters to a Vote of Security Holders

Item 6.
     Exhibits and Reports on Form 8-K


SIGNATURE

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

WELLS-GARDNER ELECTRONICS CORPORATION
Condensed Statements of Earnings
(Unaudited)

                                   Three Months Ended September 30,
                                         1996           1995
Net sales                          $  7,950,000    $  7,842,000

Cost of sales                         6,582,000       6,769,000
Engineering, selling &
administrative expenses               1,188,000         896,000
Special charge                              ---         886,000
Other expense, net                       16,000          33,000

Total costs                           7,786,000       8,584,000

Earnings (loss) before income taxes     164,000        (742,000)

Income taxes                                ---             ---

Net earnings (loss)                $    164,000    $   (742,000)


Earnings per share:

Net earnings (loss) per share      $       0.04   $       (0.18)

Weighted average common shares
outstanding                           4,065,637       4,045,295


See accompanying notes to the unaudited condensed financial statements.

WELLS-GARDNER ELECTRONICS CORPORATION
Condensed Statement of Earnings
(Unaudited)

                                         Nine Months Ended September 30,
                                               1996           1995
Net sales                                $  27,537,000  $  21,782,000

Cost of sales                               23,204,000     18,632,000
Engineering, selling &
administrative expenses                      3,727,000      3,044,000
Special charge                                     ---        886,000
Other expense, net                              26,000         68,000
Gain on sale of fixed asset                        ---       (403,000)

Total costs                                 26,957,000     22,227,000

Earnings (loss) before income taxes            580,000       (445,000)

Income taxes                                       ---            ---

Net earnings (loss)                      $     580,000  $    (445,000)


Earnings per share:

Net earnings (loss) per share            $        0.14  $       (0.11)

Weighted average common shares
outstanding                                  4,060,129      4,003,397


See accompanying notes to the unaudited condensed financial statements.

WELLS-GARDNER ELECTRONICS CORPORATION
Condensed Balance Sheets

                                    (Unaudited)               (Audited)
                                   September 30,             December 31,
                                       1996                      1995
Assets:
  Cash & cash equivalents          $    52,000             $  1,117,000
  Accounts receivable (net)          5,193,000                3,540,000
  Income tax receivable                 60,000                   62,000
  Inventory:
    Raw materials       4,374,000                 5,562,000
    Work in progress    1,324,000                   435,000
    Finished goods      2,673,000    8,371,000    2,933,000   8,930,000
  Prepaids & other
  current assets                       189,000                  375,000
    Total current assets            13,865,000               14,024,000

  Property, plant & equipment, net   2,444,000                2,546,000

     Total assets                 $ 16,309,000             $ 16,570,000


Liabilities:
   Accounts payable               $  2,595,000             $  3,077,000
   Accrued expenses                    464,000                  734,000
    Total current liabilities        3,059,000                3,811,000

Long-term note payable               3,000,000                3,125,000

Total liabilities                    6,059,000                6,936,000


Shareholders' Equity:
 Common stock-authorized
 25,000,000 shares, $1.00 par
 value; 4,066,176 shares issued
 as of September 30, 1996 &
 4,052,676 shares issued as
 of December 31, 1995                4,066,000                4,053,000
   Additional paid in capital        1,153,000                1,097,000
   Retained earnings                 5,335,000                4,755,000
   Unearned compensation              (304,000)                (271,000)

     Total shareholders' equity     10,250,000                9,634,000

     Total liabilities &
     shareholders' equity         $ 16,309,000             $ 16,570,000


See accompanying notes to the unaudited condensed financial statements.

WELLS-GARDNER ELECTRONICS CORPORATION
Condensed Statements of Cash Flows
(Unaudited)

                                           Nine Months Ended September 30,
                                                 1996          1995
Cash flows from operating
activities:
 Net earnings (loss)                       $    580,000  $   (445,000)
 Adjustments to reconcile net
 earnings (loss) to cash provided
 by operating activities:
    Depreciation & amortization                 341,000        356,000
    Gain on sale of fixed asset                     ---       (401,000)
    Amortization of unearned
    compensation                                (33,000)        70,000

 Changes in current assets &
 liabilities:
    Accounts receivable                      (1,653,000)       461,000
    Income taxes (net)                            2,000        267,000
    Inventory                                   559,000     (1,671,000)
    Prepaid expenses & other assets             186,000        174,000
    Accounts payable                           (482,000)     1,644,000
    Accrued expenses                           (270,000)      (692,000)

Net cash used in operating activities          (770,000)      (237,000)

Cash flows from investing activities:
    Additions to property, plant &
    equipment                                  (239,000)      (260,000)
    Proceeds from sale of fixed assets              ---        601,000

Net cash provided by (used in)
investing activities                           (239,000)       341,000

Cash flows from financing activities:
    Repayment of note payable                  (125,000)           ---
    Proceeds from note payable                      ---        300,000
    Stock options exercised                      69,000        233,000

Net cash provided by (used in)
financing activities                            (56,000)       533,000

Net increase (decrease) in cash &            (1,065,000)       637,000
cash equivalents
 Cash & cash equivalents at beginning
 of period                                    1,117,000         57,000
 Cash & cash equivalents at end of
 period                                    $     52,000  $     694,000

Supplemental cash flow disclosure:
   Interest paid                           $    181,000  $     101,000
   Taxes paid                                       ---  $         ---

See accompanying notes to the unaudited condensed financial statements.

 Notes to the Unaudited Condensed Financial Statements

1. In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments (consisting of normal recurring accruals), which are necessary for a fair statement of results for the periods presented. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the audited financial statements and notes thereto included in the Company's 1995 annual report to shareholders. The results of operations for the quarter and nine months ended September 30, 1996 are not necessarily indicative of the operating results for the full year.

2. Earnings per common share was calculated by dividing net earnings by the weighted average number of shares of common stock outstanding.

3. Included in the Company's net earnings for the quarter ended September 30, 1995 was a special charge of $886,000, or 21 cents per share. This charge related to a warranty issue on monitors shipped to a major customer from 1991 to 1993. This charge covered all contingent liabilities which expired December 31, 1995. Included in the Company's net earnings for the nine months ended September 30, 1995 was a gain of $403,000, or 10 cents per share, on the sale of land and a building in the first quarter of 1995. The sale was closed and title passed on March 30, 1995. The proceeds of $670,000 were put into escrow in the Company's name and included in cash and cash equivalents on the Company's December 31, 1995 balance sheet. The funds were fully released to the Company during the first quarter of 1996.

4. Certain expenses relating to 1995 have been reclassified to conform to the presentation in 1996.

 Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

For the third quarter ended September 30, 1996, sales increased 1.4 percent to $7,950,000 from $7,842,000 in the prior year's period. This increase was due to higher shipments to the gaming, amusement, INTRANET, display, leisure/fitness and service segments. Gross operating profit, as a percentage of sales, increased to 17.2 percent, or $1,368,000, compared to 13.7 percent, or $1,073,000, for the same period last year. This increase is attributed to the Company's aggressive programs of increasing prices, enforcing additional charges where appropriate, designing costs out of some specific products and entering new, higher margin markets. Net earnings were $164,000, or four cents per share, compared to net losses of $742,000, or 18 cents per share, for the comparable 1995 quarter. Included in the prior year's quarter was a charge of $886,000 or 21 cents per share for a warranty issue relating back to 1993. Engineering, selling and administrative expenses increased
32.6 percent to $1,188,000 from $896,000 due to the increased investment in development of new products and higher sales commissions paid based on increased volume. The Company did not recognize any income tax expense in the 1996 period due to the utilization of its net operating loss carryforward.

For the nine months ended September 30, 1996, sales increased 26.4 percent to $27,537,000 from $21,782,000 in the prior year's period. This increase was due to higher sales to all of the Company's segments. Gross operating profit, as a percentage of sales, increased to 15.7 percent, or $4,333,000, compared to 14.5 percent, or $3,150,000, for the same period last year. Net earnings were $580,000, or 14 cents per share, compared to net losses of $445,000, or 11 cents per share, for the comparable 1995 period. The 1995 results included a $403,000 or 10 cents per share gain on the sale of fixed asset and a $886,000 or 21 cents per share special charge for a warranty issue. Engineering, selling and administrative expenses increased 22.4 percent to $3,727,000 from $3,044,000 due to the increased investment in development of new products and applications and higher sales commissions paid on higher sales volume. The Company did not recognize any income tax expense in the 1996 period due to the utilization of its net operating loss carryforward.

As of September 30, 1996, cash and cash equivalents decreased $1,065,000 from December 31, 1995 due to the release of $607,000 cash in escrow at year end 1995 which was used to reduce borrowings existing under the outstanding line of credit and fund operations. Accounts receivable increased $1,653,000 to $5,193,000 from $3,540,000 due to a 26.4 percent increase in sales volume. Inventory decreased $559,000 or 6.3 percent to $8,371,000 from $8,930,000 at year end 1995 due to better management of raw materials inventory and the Company's efforts to reduce its backlog of orders.

As of September 30, 1996, accounts payable decreased $482,000 to $2,595,000 from $3,077,000 at year end 1995. Accrued expenses decreased $270,000 to $464,000 from $734,000 at year end 1995 due to certain accrual payouts. Notes payable decreased $125,000 to $3,000,000 compared to $3,125,000 at December 31, 1995. The Company has an unsecured revolving line of credit of $7,000,000, with an interest rate at prime, from Harris Trust and Savings Bank. Working capital increased by $593,000 since year-end 1995, to $10,806,000, while corporate liquidity continues to be strong as evidenced by a current ratio of 4.53 to 1.

PART II - OTHER INFORMATION

  Item 4. Submission of Matters to a Vote of Security Holders
           None

  Item 6. Exhibits and Reports on Form 8-K
          (a). Exhibits:

               Exhibit 27  Financial Data Schedule

          (b). Reports on Form 8-K:
               No reports on Form 8-K were filed during the quarter ended September 30, 1996.


  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

  WELLS-GARDNER ELECTRONICS CORPORATION


 Date:  November 7, 1996        By:  /s/ GEORGE B. TOMA
                                   George B. Toma
                                   Chief Financial Officer and Treasurer