Form 10-K
period 1996-12-31
WELLS GARDNER ELECTRONICS CORP
filed 1997-03-26
CIK 105608

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, DC  20549
                               FORM 10-K
(Mark One)
  [X] Annual Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934 [FEE REQUIRED] for the fiscal year ended December 31, 1996

  [ ] Transition Report Pursuant to Section 13 or 15(d) of the
      Securities Exchange Act of 1934 [NO FEE REQUIRED] for the transition period from ____________ to ____________

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

 Registrant's telephone number, including area code:  773/252-8220

 Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $1.00 par value         American Stock Exchange
   Title of each class         Name of each exchange on which registered

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

  Indicate by check mark if disclosure of delinquent filers pursuant  to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

  As of March 20, 1997, 4,071,276 shares of the Common Stock of the registrant were outstanding.

  While it is difficult to determine the number of shares of stock owned by non affiliates, the registrant estimates that the aggregate market value of the registrant's Common Stock held by non affiliates on March 20, 1997 was approximately $12,035,000. This determination is based upon an estimate that 73.9% of the shares are so owned by non affiliates and upon the closing price for the Common Stock on the American Stock Exchange on such date.

                 DOCUMENTS INCORPORATED BY REFERENCE

Portions of Annual Report to Shareholders for fiscal year ended December
31, 1996:                       Part  I & II
Portions of  Proxy Statement  for Annual Meeting of  Shareholders to  be
held on April 22, 1997:         Part   III

                                PART I
Item 1.  BUSINESS

(a)  General Development of Business
  Wells-Gardner Electronics Corporation (the ``Company'') is an ISO 9001 certified video products corporation that designs, manufactures and assembles color cathode ray tube (``CRT'') video monitors. The Company sells video monitors to leading manufacturers of coin-operated video games, lottery terminals, video slot machines, video walls, leisure and fitness, INTRANET, media, automotive kiosks and other display applications.

  In 1996, the Company reported its first annual profit since 1992. During 1996, the Company continued to aggressively invest in engineering research and development. This investment resulted in the introduction of 20 new products being released in the past two years which accounted for over 72% of 1996 revenues. As a result of the Company's continuously improving its quality, the Company passed its 1996 annual quality audit conducted by the ISO 9001 accreditation agency. The Company continues to focus on improving the quality of its products to achieve its goal of being the highest quality vendor in each of the markets it serves. The Company was incorporated in Illinois in 1925.

(b)  Financial Information About Industry Segments
  The information required on industry segments for the three fiscal years ended December 31, 1996 is set forth in Exhibit 13 under the caption ``Selected Financial Results and Corporate Information'' and in Note 2 of ``Notes to Financial Statements,'' in the Company's Annual Report to Shareholders for the year ended December 31, 1996, and hereby incorporated herein by reference.

(c)  Narrative Description of Business
  (c)  (i), (ii) and (iii)

  PRODUCTS
   The  Company's primary  business is  the  design,  manufacture  and assembly of electronic components which consist of video color monitors and the bonding of touch sensors to open frame monitors. The image on a CRT display is produced by magnetically guiding an interruptible stream of electrons against the back of a phosphorescent screen. This stream of electrons scans a series of horizontal lines from the top to the bottom of the screen. When the stream of electrons strikes the back of the screen a bright area is produced and when is interrupted, a dark area appears. In a medium-resolution unit, the stream of electrons scans the screen in a series of 525 horizontal lines 30 times per second, whereas the series of light and dark areas produced appears as a steady coherent image to the viewer. High-resolution displays scan a greater number of lines at a greater speed, thus producing a clearer image on the screen. CRT video products accounted for approximately 99 percent of revenues in 1996, 98 percent of revenues in 1995 and 96 percent of revenues in 1994.

  The Company offers a full line of video monitors, with CRT sizes ranging from 3'' to 33'' with horizontal scan frequencies from 15kHz to 35kHz. In addition to providing standardized products, the Company also customizes electrical and mechanical applications to meet specific customer requirements. The Company's line of color display monitors have been redesigned over the past years for higher performance and lower per unit cost. In 1996, the Company released 12 new voltage free products which allow the products to be plugged in anywhere in the world.

  The Company also optically bonds touch screen sensors to the face of the monitors to allow the user of a CRT video monitor to interact with a computer program by touching a video screen. Touch sensors are mainly used in the electronic video gaming, video slot machine, lottery terminal and kiosk applications.

   The Company's sales are comprised of five main applications. Amusement sales accounted for 49 percent of total revenues in 1996, 46 percent in 1995 and 53 percent in 1994. Gaming sales accounted for 17 percent of sales in 1996, 24 percent in 1995 and 33 percent in 1994. Leisure and fitness sales accounted for 13 percent of sales in 1996, 14 percent in 1995 and 6 percent in 1994. Service sales accounted for 11 percent of sales in 1996, 8 percent in 1995 and 5 percent in 1994. Data and display sales accounted for 10 percent of sales in 1996, 8 percent in 1995 and 3 percent in 1994.

  MANUFACTURING AND ASSEMBLY

  The Company's production activities consist primarily of wiring printed circuit boards, assembling finished units (and to a limited extent subassemblies), aligning, testing and optically bonding touch sensors. The Company manufactures a limited range of electronic components and therefore relies on outside sources for the majority of the other required components. A limited number of sources are available for such electronic components and the other raw materials. Two sources supply the Company with almost all of the chassis subassemblies for its two-dimensional color game monitors. Chassis subassemblies are contracted off shore based on a design developed by the Company. As the Company believes is characteristic of other manufacturers in its industry, it has been confronted with long lead times and cost increases.

  MARKETING AND SALES

  The Company sells products throughout the world. The Company's products are sold primarily through James Industries, Inc., a sales representative organization. This representation is currently furnished under a Sales Representation Agreement (See Item 13. Certain Relationships and Related Transactions). James Industries, Inc. is headquartered in Inverness, Illinois and also utilizes the services of regional sub-representative f irms. The Company maintains its own internal sales staff primarily for sales of products not covered under the Sales Representation Agreement, repair and service of its products and to support its external sales representative organization.

  (c) (iv) The Company is licensed on a non-exclusive basis under certain patents owned by RCA Corporation, covering the technical and electrical design of color display and video monitor chassis. Fees under these licenses are based on the number of units shipped and amounted to less than 0.3% of total 1996 revenue. Although certain of these licenses may expire in the future, it has been the practice of the Company to renew such licenses on substantially the same terms. However, failure of the Company to obtain renewal of any of these licenses could have a materially adverse effect on the Company's business, financial condition and results of operations.

  (c) (v)    The Company's business is generally not seasonal.

  (c) (vi)   The Company has no unique  or unusual practices  relating
to working capital items.

  (c) (vii)  The   Company's  largest  customer  accounted  for  total
revenues of 18%, 15% and 19% in 1996, 1995 and 1994, respectively.

  (c) (viii) The Company's 1996 year-end backlog was approximately 32,000 monitors representing approximately 4 months sales. It is the Company's experience that well over 90 percent of backlog results in revenue recognition.

  (c) (ix)   No material portion of the Company's business is  subject
to   re-negotiation  of  profits  or  termination   of  contracts   or
subcontracts at the election of the Government.

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

  (c) (xi) During 1996, the Company spent approximately $1,701,000 for product engineering, research and development costs, compared to $1,506,000 in 1995 and $1,393,000 in 1994.

  (c) (xii) Compliance with federal, state and local provisions which have been enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, has no material effect upon the capital expenditures, earnings and competitive position of the Company.

  (c) (xiii) At December 31, 1996, the Company employed approximately 180 persons. The Company believes its relationship with its employees is satisfactory.

  (d) Export sales were 13 percent of sales in 1996, 20 percent in 1995 and 20 percent in 1994.

Item 2.  PROPERTIES

  The Company's plant, which is owned by the Company, is located at 2701 North Kildare Avenue in Chicago, Illinois. It has approximately 207,000 square feet of floor space. Not less than 100,000 of the 207,000 square feet of the plant are at any time dedicated to production. Offices for engineering, sales and administration are also located at that facility. The plant is in good condition, is well maintained, and currently has excess production capacity. In 1996, the plant operated at an average 55% capacity. The plant is not subject to any material encumbrance. In 1995, the Company sold approximately 63,000 square feet of excess building capacity.

Item 3.  LEGAL PROCEEDINGS

  None

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  There were no matters submitted to a vote of the Company's share-holders during the fourth quarter of 1996.

                 EXECUTIVE OFFICERS OF THE REGISTRANT


                                                         Year First
                                                        Elected As An
   Name                  Office               Age      Executive Officer
Anthony Spier       Chairman of the Board,
                    President and Chief
                    Executive Officer          53             1994

Randall S. Wells    Executive Vice President
                    and General Manager        45             1980

George B. Toma      Vice President of
                    Finance, Chief Financial
                    Officer and Treasurer      29             1996

John S. Pircon      Vice President of
                    Marketing and
                    Engineering                38             1994

Mark E. Komorowski  Vice President and
                    General Manager of
                    Business Services          31             1994

Kathleen E. Hoppe   Director of Management
                    Information Systems        51             1994

Larry Mahl          Director of Materials      49             1989

Eugene C. Ahner     Director of Human
                    Resources and Secretary    60             1994

Unless otherwise indicated, each executive officer has served in various executive capacities with the Company for the past five years.

Anthony Spier joined the Company in 1994 as Chairman of the Board, President and Chief Executive Officer. Mr. Spier has been a Director of the Company since April, 1990. Before joining the Company, Mr. Spier was President of Bruning Corporation, a manufacturer of drafting equipment and supplies from 1989 to 1994.

Randall S. Wells joined the Company in 1971 and was elected Executive Vice President and General Manager of the Company in April, 1987. Prior to this election, Mr. Wells held various manufacturing positions within the Company.

George B.  Toma  joined the  Company  in  1990 and  was  elected  Vice
President of Finance, Chief Financial Officer and Treasurer in February, 1997. Mr. Toma was previously elected Chief Financial Officer and Treasurer in April, 1996 and prior thereto held various accounting positions within the Company. Prior to joining the Company, Mr. Toma was an auditor with Laventhol & Horwath. Mr. Toma is a certified public accountant as well as a certified management accountant.

John S. Pircon joined the Company in 1987 and was elected Vice President of Marketing and Engineering in August, 1995. Mr. Pircon was previously elected Director of Engineering in April, 1994 and prior thereto held various other engineering, marketing and sales positions within the Company.

Mark E. Komorowski joined the Company in 1990 and was elected Vice President and General Manager of Business Services in April, 1996. Prior to this election, Mr. Komorowski held the position of Controller. Prior to joining the Company, Mr. Komorowski was an auditor with Laventhol & Horwath.

Kathleen E. Hoppe joined the Company in 1970 and was elected Director of Management Information Systems in August, 1994. Prior to this election, Ms. Hoppe held various information systems positions within the Company.

Larry Mahl joined  the Company  in 1981  and was  elected Director  of
Materials in  April, 1989.   Prior  to this  election,  Mr. Mahl  held
various other engineering positions within the Company.

Eugene C. Ahner joined the Company in 1992 and was elected Director of Human Resources in August, 1994. Prior to this election, Mr. Ahner held the position as Personnel Manager. Prior to joining the Company, Mr. Ahner was Director of Human Resources and Secretary of Pheoll Manufacturing Company from 1985 to 1992.

                               PART II

Item 5.   MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
          STOCKHOLDERS MATTERS.

  The information required by this Item is set forth in Exhibit 13 under the caption ``Common Share Market Price and Dividends'', which information is contained in the Company's Annual Report to Shareholders for the year ended December 31, 1996, and which information is hereby incorporated herein by reference.

Item 6.  SELECTED FINANCIAL DATA

  The information required by this Item is set forth in Exhibit 13 under the caption ``Selected Financial Results and Corporate Information'', which information is contained in the Company's Annual Report to Shareholders for the year ended December 31, 1996, and which information is hereby incorporated herein by reference.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The information required by this Item is set forth in Exhibit 13 under the caption ``Management's Discussion and Analysis'', which information is contained in the Company's Annual Report to Shareholders for the year ended December 31, 1996, and which information is hereby incorporated herein by reference.

  Because the Company wants to provide shareholders and potential investors with more meaningful and useful information, this Report contains certain forward-looking statements (as such term is defined in the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended) that reflect the Company's current expectations regarding the future results of operations, performance and achievements of the Company. Such forward-looking statements are subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. The Company has tried, wherever possible, to identify these forward-looking statements by using words such as ``anticipate'', ``believe'', ``estimate'', ``expect'' and similar expressions. These statements reflect the Company's current beliefs and are based on information currently available to it. Accordingly, these statements are subject to certain risks, uncertainties and assumptions which could cause the Company's future results, performance or achievements to differ materially from those expressed in, or implied by, any of these statements. The Company undertakes no obligation to release publicly the results of any revisions to any such forward-looking statements that may be made to reflect events or circumstances after the date of this Report or to reflect the occurrence of unanticipated events.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  The following financial statements together with the notes thereto are set forth in Exhibit 13, which information is contained in the Company's Annual Report to Shareholders for the year ended December 31, 1996 and which information hereby incorporated herein by reference.

Balance Sheets as of December 31, 1996 and 1995

Statements  of Operations for years ended  December 31, 1996, 1995 and
1994

Statements of Shareholders' Equity for years ended December 31, 1996, 1995 and 1994

Statements of Cash Flows for years  ended December 31, 1996, 1995  and
1994

Notes to Financial Statements

Independent Auditors' Report

  Quarterly financial data for the years ended December 31, 1996 and 1995 are set forth in Exhibit 13 in Note 11 of ``Notes to Financial Statements'' and are contained in the Company's Annual Report to Shareholders for the year ended December 31, 1996, and which information is hereby incorporated herein by reference.

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

  None

                               PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  a.  Directors

  The information required by this Item is set forth in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on April 22, 1997, under the captions ``Election of Directors'' and ``Compliance with Section 16(a) of the Exchange Act'', which information is hereby incorporated herein by reference.

  b.  Executive Officers

  Reference is made  to  ``Executive Officers of  the Registrant '' in
Part I hereof.

Item 11.  EXECUTIVE COMPENSATION

  The information required by this Item is set forth in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on April 22, 1997, under the captions ``Summary Compensation Table'', ``Option Grants in 1996'', "Aggregated Option Exercises in 1996 and Option Values at December 31, 1996'', ``Report of Board of Directors on Compensation'' and ``Compensation Committee Interlocks and Insider Participation'', which information is hereby incorporated herein by reference.

Item  12. SECURITY  OWNERSHIP   OF  CERTAIN  BENEFICIAL  OWNERS   AND
           MANAGEMENT

  The information required by this Item is set forth in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on April 22, 1997, under the caption ``Securities Beneficially Owned by Principal Shareholders and Management'', which information is hereby incorporated herein by reference.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  The Information required by this Item is set forth in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on April 22, 1997, under the caption ``Compensation Committee Interlocks and Insider Participation'', which information is hereby incorpo rated herein by reference.


                               PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM
8-K

  a. (1)   Financial Statements     The  information required  by this
Item is set forth in Part II, Item 8 of this Report. The Independent Auditor's Report is set forth following the Financial Statement Schedule referred to under (2) below.

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

   10.2. Sales Representative Agreement among the Company, James Industries, Inc. and James J. Roberts Jr. dated February 29, 1996, and incorporated herein by reference.

   *10.3.   Amended  Employment  Agreement  dated February  29,  1996, between the Company, and Anthony Spier and incorporated herein by reference.

   10.4. License Agreement dated January 1, 1995, between the Company and RCA Corporation, and incorporated herein by reference.

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

   10.7. Agreement dated July 1, 1995, between the Company and Local 1031, I.B.E.W., AFL-CIO, and incorporated herein by reference.

   *10.9. Wells-Gardner Electronics Corporation Employee 401K Plan dated January 1, 1990 and Amendment 1 dated February 11, 1992, and Amendment 2 dated January 20, 1994, filed as Exhibit 10.10 of the Company's Annual Report on Form 10-K for the year ended December 31, 1993, and incorporated herein by reference.

   10.11. Voting Rights Agreement dated February 29, 1996, among the Company, Albert S. Wells, Jr., Randall S. Wells, Anthony Spier, Allan Gardner, John R. Blouin, James Industries, Inc., and James J. Roberts, Jr., individually and as Trustee of James J. Roberts, Trust, UTA dated December 23, 1991, and incorporated herein by reference.

   *10.12. Wells-Gardner Electronics Corporation 1996 Nonemployee Director Plan, filed as Annex A to the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on April 23, 1996, and incorporated herein by reference.

   *10.13. Assignment of Rights and Royalty Agreement dated January 17, 1997, between the Company, Randall S. Wells and Mark Komorowski and incorporated herein by reference.

   13. Certain portions of the Company's Annual Report to Shareholders for the year ended December 31, 1996 as specified in Part I and II hereof to be incorporated by reference in this Annual Report on Form 10-K.

   23.  Consent of KPMG Peat Marwick, LLP.

   27.  Financial Data Schedule

   *Management contract or compensatory plan or arrangement.

   b.  Reports on Form 8-K   No reports on Form 8-K  were filed during
the last quarter ended December 31, 1996.

                              SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Secu-rities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                WELLS-GARDNER ELECTRONICS CORPORATION



By: ANTHONY SPIER                                    February 18, 1997
    Anthony Spier  Chairman of the Board, President
                   and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated.

  Signature                      Title                      Date

ANTHONY SPIER
Anthony Spier           Chairman of the Board, President
                        and Chief Executive Officer      February 18, 1997

RANDALL S. WELLS
Randall S. Wells        Director                         February 18, 1997


ALLAN GARDNER
Allan Gardner           Director                         February 18, 1997


JAMES J. ROBERTS, JR.
James J. Roberts, Jr.   Director                         February 18, 1997


WILLIAM L. DE NICOLO
William L. DeNicolo     Director                         February 18, 1997


H. WAYNE HARRIS
H. Wayne Harris         Director                         February 18, 1997


JOHN R. BLOUIN
John R. Blouin          Director                         February 18, 1997


ERNEST R. WISH
Ernest R. Wish          Director                         February 18, 1997

                          FINANCIAL SCHEDULE

  Schedules not  included with  this  additional  financial data  have
been  omitted  because  they  are  not  applicable  or  the   required
information is shown in the financial statements or notes thereof.

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

ALLOWANCE FOR DOUBTFUL ACCOUNTS

           Balance at                                  Balance at
           Beginning     (1)        (2)        (3)        End
   Year    of Period  Additions  Deductions   Other    of Period
   1994     227,406       0         9,759       0       217,647

   1995     217,647    210,000    129,781       0       297,866

   1996     297,866     10,000     80,933   (120,000)   106,933

(1) Provision for bad debt.
(2) Accounts receivable written off against the allowance.
(3) In 1996, $120,000 of this provision was reallocated to other accruals.

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

   10.2. Sales Representative Agreement among the Company, James Industries, Inc. and James J. Roberts Jr. dated February 29, 1996, and incorporated herein by reference.

  *10.3.   Amended   Employment  Agreement  dated February  29,  1996,
between the Company, and Anthony Spier, and incorporated herein by reference.

   10.4. License Agreement dated January 1, 1995, between the Company and RCA Corporation, and incorporated herein by reference.

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

   10.7. Agreement dated July 1, 1995, between the Company and Local 1031, I.B.E.W., AFL-CIO, and incorporated herein by reference.

   *10.9. Wells-Gardner Electronics Corporation Employee 401K Plan dated January 1, 1990, and Amendment 1 dated February 11, 1992, and Amendment 2 dated January 20, 1994, filed as Exhibit 10.10 of the Company's Annual Report on Form 10-K for the year ended December 31, 1993, and incorporated herein by reference.

   10.11. Voting Rights Agreement dated February 29, 1996, among the Company, Albert S. Wells, Jr., Randall S. Wells, Anthony Spier, Allan Gardner, John R. Blouin, James Industries, Inc., and James J. Roberts, Jr., individually and as Trustee of James J. Roberts, Trust, UTA dated December 23, 1991, and incorporated herein by reference.

   *10.12. Wells-Gardner Electronics Corporation 1996 Nonemployee Director Plan, filed as Annex A to the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on April 23, 1996, and incorporated herein by reference.

   *10.13. Assignment of Rights and Royalty Agreement dated January 17, 1997, between the Company, Randall S. Wells and Mark Komorowski and incorporated herein by reference.

   13. Certain portions of the Company's Annual Report to Shareholders for the year ended December 31, 1996, as specified in Part I and II hereof to be incorporated by reference in this Annual Report on Form 10-K.

   23.  Consent of KPMG Peat Marwick, LLP.

   27.  Financial Data Schedule

   *Management contract or compensatory plan or arrangement.