Form 10-Q
period 1997-03-31
WELLS GARDNER ELECTRONICS CORP
filed 1997-04-30
CIK 105608

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, DC  20549

                               FORM 10-Q

(Mark One)
  [X] Quarterly Report Pursuant to Section 13 or 15(d) of the
      Securities Exchange Act of 1934 for the quarterly period ended March 31, 1997

                                   or

  [ ] Transition Report Pursuant to Section 13 or 15(d) of the
      Securities Exchange Act of 1934 for the transition period from ____________ to ____________

                   Commission File Number  1-8250

               WELLS-GARDNER ELECTRONICS  CORPORATION
       (Exact name of registrant as specified in its charter)

            ILLINOIS                            36-1944630
 (State or other jurisdiction of     (IRS Employer Identification No.)
 incorporation or organization)

      2701 North Kildare Avenue, Chicago, Illinois            60639
       (Address of principal executive offices)             (Zip Code)

                             (773) 252-8220
          (Registrant's telephone number, including area code)


    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                         YES  X              NO

    As of April 30, 1997, 4,078,776 shares of the Common Stock, $1.00 par value of the registrant were outstanding.

                  WELLS-GARDNER ELECTRONICS CORPORATION

                                FORM 10-Q

                    For Quarter Ended March 31, 1997


                     PART I - FINANCIAL INFORMATION


Item 1.
       Index to Financial Statements:

       Condensed Statements of Earnings
          - Three Months Ended March 31, 1997 & 1996 (Unaudited)

       Condensed Balance Sheets
          - March 31, 1997 (Unaudited) & December 31, 1996 (Audited)

       Condensed Statements of Cash Flows
          - Three Months Ended March 31, 1997 & 1996 (Unaudited)

       Notes to the Condensed Financial Statements

Item 2.
       Management's Discussion and Analysis of Financial Condition and Results of Operations

                      PART II - OTHER INFORMATION

Item 6.
       Exhibits and Reports on Form 8-K


SIGNATURE

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

WELLS-GARDNER ELECTRONICS CORPORATION
Condensed Statements of Earnings
(Unaudited)


                                    Three Months Ended March 31,
                                        1997           1996
Net sales                          $ 10,105,000   $  10,429,000

Cost of sales                         8,761,000       8,875,000
Engineering, selling &
administrative expenses               1,247,000       1,286,000
Other (income) expense, net             (12,000)          3,000
Total costs                           9,996,000      10,164,000

Earnings before income taxes            109,000         265,000

Income taxes                                ---            ---


Net earnings                       $    109,000   $     265,000



Earnings per share:

Net earnings per share             $       0.03    $       0.07

Weighted average common shares
outstanding                           4,069,922       4,052,676



See accompanying notes to the unaudited condensed financial statements.

WELLS-GARDNER ELECTRONICS CORPORATION
Condensed Balance Sheets


                                                       (Unaudited)              (Audited)
                                                        March 31,               December 31,
                                                          1997                     1996
Assets:
  Cash & cash equivalents                            $     53,000             $     57,000
  Accounts receivable (net)                             5,287,000                3,896,000
  Inventory:
    Raw materials                          4,751,000                4,670,000
    Work in progress                       1,607,000                  598,000
    Finished goods                         1,420,000    7,778,000   2,076,000    7,344,000

  Prepaids & other current assets                         597,000                  450,000

    Total current assets                               13,715,000               11,747,000
  Property, plant & equipment, net                      2,385,000                2,378,000

    Total assets                                    $  16,100,000             $ 14,125,000



Liabilities:
  Accounts payable                                  $   3,064,000             $  1,763,000
  Accrued expenses                                        758,000                  968,000
    Total current liabilities                           3,822,000                2,731,000

  Long-term note payable                                2,000,000                1,300,000

    Total liabilities                                   5,822,000                4,031,000

Shareholders' Equity:
  Common stock-authorized 25,000,000
  shares, $1.00 par value; 4,078,776
  shares issued as of March 31, 1997
  & 4,068,426 shares issued as of
  December 31, 1996                                     4,079,000                4,068,000
  Additional paid in capital                            1,178,000                1,158,000
  Retained earnings                                     5,267,000                5,158,000
  Unearned compensation                                  (246,000)                (290,000)
    Total shareholders' equity                         10,278,000               10,094,000

    Total liabilities &
    shareholders' equity                            $  16,100,000             $ 14,125,000


See accompanying notes to the unaudited condensed financial statements.

WELLS-GARDNER ELECTRONICS CORPORATION
Condensed Statements of Cash Flows
(Unaudited)

                                                           Three Months Ended March 31,
                                                               1997           1996
Cash flows from operating activities:
 Net earnings                                            $    109,000    $   265,000
 Adjustments to reconcile net earnings to
 net cash provided by operating activities:
  Depreciation                                                 97,000        109,000
  Amortization of unearned compensation                        44,000            ---
 Changes in current assets & liabilities:
  Accounts receivable                                      (1,391,000)    (2,169,000)
  Inventory                                                  (434,000)       790,000
  Prepaid expenses & other current assets                    (147,000)        64,000
  Accounts payable                                          1,301,000      1,325,000
  Accrued expenses                                           (210,000)      (215,000)
Net cash provided by (used in) operating activities          (631,000)       169,000

Cash used in investing activities:
 Additions to property, plant & equipment                    (104,000)       (41,000)
 Net cash used in investing activities                       (104,000)       (41,000)

Cash provided by (used in) financing activities:
 Note payable                                                 700,000     (1,125,000)
 Proceeds from stock options exercised                         31,000            ---
Net cash provided by (used in) financing activities           731,000     (1,125,000)

Net increase (decrease) in cash & cash equivalents             (4,000)      (997,000)
Cash & cash equivalents at beginning of period                 57,000      1,117,000
Cash & cash equivalents at end of period                 $     53,000    $   120,000

Supplemental cash flow disclosure:
 Interest paid                                           $     38,000    $    67,000
 Taxes paid                                              $        ---    $       ---


See accompanying notes to the unaudited condensed financial statements.

                  WELLS-GARDNER ELECTRONICS CORPORATION

Notes to the Condensed Financial Statements

1. In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments (consisting of normal recurring accruals), which are necessary for a fair statement of results for the periods presented. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's 1996 Annual Report to shareholders. The results of operations for the quarter ended March 31, 1997 are not necessarily indicative of the operating results for the full year.

2. Earnings per common share were calculated by dividing net earnings by the weighted average number of shares of common stock outstanding.

3. Certain 1996 expenses have been reclassed to conform to the presentation in 1997.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

  For the first quarter ended March 31, 1997, net sales decreased 3.1 percent to $10,105,000 from $10,429,000 in the prior year's period. Gross operating profit, as a percentage of sales, decreased to 13.3 percent, or $1,344,000, compared to 14.9 percent, or $1,554,000, for the same period last year. These decreases are attributed to external pressures from competition. The Company is attempting to address these pressures which include reducing costs on several high volume products, obtaining cost concessions from its major vendors, increasing prices on a selective basis and exiting some low margin orders. Engineering, selling and administrative expenditures decreased to $1,247,000 down slightly from $1,286,000 in the first quarter of 1996. Net earnings were $109,000, or 3 cents per share, compared to net earnings of $265,000, or 7 cents per share, for the comparable 1996 quarter. The Company did not recognize any income tax expense in the first quarter periods due to the utilization of its net operating loss carryforward.

  As of March 31, 1997, cash and cash equivalents decreased $4,000 to $53,000 from $57,000 at year end 1996. On a daily basis, the Company uses all available cash to reduce its long-term notes payable and minimize its interest expense. Accounts receivable increased $1,391,000 to $5,287,000 from $3,896,000 at year end 1996 due to the higher sales volume during the first quarter of 1997. Receivable days were averaging 48 days, up slightly from 44 at the end of 1996. Inventory increased $434,000 to $7,778,000 from $7,344,000 at year end 1996 while the inventory turns improved to 4.51 from 4.28 at the end of 1996. Long-Term notes payable was $2,000,000 compared to $1,300,000 at year end 1996. This increase was attributed to funding a higher sales volume and inventory level. Accounts payable increased $1,301,000 to $3,064,000 from $1,763,000 at year end 1996 due to the
Company's increased purchases based on its higher sales volume during the first quarter of 1997. Accrued expenses decreased $210,000 to $758,000 from $968,000 at year end 1996. Working capital increased by $877,000 since year-end 1996, to $9,893,000, while corporate liquidity continues to be solid as evidenced by a current ratio of 3.59 to 1.

   Because the Company wants to provide shareholders and potential investors with more meaningful and useful information, this report may contain certain forward-looking statements (as such term is defined in the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended) that reflect the Company's current expectations regarding the future results of operations, performance and achievements of the Company. Such forward-looking statements are subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. The Company has tried, wherever possible, to identify these forward-looking statements by using words such as "anticipate", "believe", "estimate", "expect" and similar expressions. These statements reflect the Company's current beliefs and are based on information currently available to it. Accordingly, these statements are subject to certain risks, uncertainties and assumptions which could cause the Company's future results, performance or achievements to differ materially from those expressed in, or implied by, any of these statements which are more fully described in our Securities and Exchange Commission filings. The Company undertakes no obligation to release publicly the results of any revisions to any such forward-looking statements that may be made to reflect events or circumstances after the date of this Report or to reflect the occurrence of unanticipated events.

                        PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K
        (a). Exhibits:
             Exhibit 27 - Financial Data Schedule

        (b). Reports on Form 8-K:
             No reports on Form 8-K were filed during the quarter ended March 31, 1997.


                               SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

               WELLS-GARDNER ELECTRONICS CORPORATION


Date:  April 30, 1997              By: /s/ GEORGE B. TOMA
                                       George B. Toma CPA, CMA
                                       Vice President of Finance,
                                       Chief Financial Officer and
                                       Treasurer