Form 10-Q
period 1997-06-30
WELLS GARDNER ELECTRONICS CORP
filed 1997-08-14
CIK 105608

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, DC  20549

                               FORM 10-Q

(Mark One)
  [X]     Quarterly Report Pursuant to Section 13 or 15(d) of the
          Securities Exchange Act of 1934 for the quarterly period ended June 30, 1997

                                   or

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

As of July 31, 1997, 4,129,126 shares of the Common Stock, $1.00 par value of the registrant were outstanding.

                  WELLS-GARDNER ELECTRONICS CORPORATION

                                FORM 10-Q

                     For Quarter Ended June 30, 1997


                     PART I - FINANCIAL INFORMATION


Item 1.
   Index to Financial Statements:

   Condensed Statements of Earnings
     - Three Months Ended June 30, 1997 & 1996 (Unaudited)
     - Six Months Ended June 30, 1997 & 1996 (Unaudited)


   Condensed Balance Sheets
     - June 30, 1997 (Unaudited) & December 31, 1996 (Audited)

   Condensed Statements of Cash Flows
     - Six Months Ended June 30, 1997 & 1996 (Unaudited)

   Notes to the Condensed Financial Statements

Item 2.
   Management's Discussion & Analysis of Financial Condition & Results of Operations

                      PART II - OTHER INFORMATION

Item 6.
   Exhibits & Reports on Form 8-K


SIGNATURE

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

WELLS-GARDNER ELECTRONICS CORPORATION
Condensed Statements of Earnings
(Unaudited)


                                     Three Months Ended June 30,
                                        1997           1996
Net sales                          $ 12,015,000   $  9,158,000

Cost of sales                         9,892,000      7,747,000
Engineering, selling &
administrative expenses               1,684,000      1,253,000
Other (income) expense, net              (9,000)         7,000

Total costs                          11,567,000      9,007,000

Earnings before income taxes            448,000        151,000

Income taxes                                ---            ---

Net earnings                       $    448,000   $    151,000


Earnings per share:

Net earnings per share             $       0.11   $       0.04


Weighted average common shares
outstanding                           4,090,252      4,181,156



See accompanying notes to the unaudited condensed financial statements.

WELLS-GARDNER ELECTRONICS CORPORATION
Condensed Statement of Earnings
(Unaudited)


                                     Six Months Ended June 30,
                                        1997           1996
Net sales                          $ 22,120,000   $ 19,587,000

Cost of sales                        18,653,000     16,622,000
Engineering, selling &
administrative expenses               2,931,000      2,539,000
Other (income) expense, net             (21,000)        10,000

Total costs                          21,563,000     19,171,000

Earnings before income taxes            557,000        416,000

Income taxes                                ---            ---

Net earnings                       $    557,000   $    416,000


Earnings per share:

Net earnings per share             $       0.14   $       0.10


Weighted average common shares
outstanding                           4,080,054      4,151,867



See accompanying notes to the unaudited condensed financial statements.

WELLS-GARDNER ELECTRONICS CORPORATION
Condensed Balance Sheets


                                                    (Unaudited)               (Audited)
                                                     June 30,                 December 31,
                                                       1997                      1996
Assets:
  Cash & cash equivalents                        $     58,000               $     57,000
  Accounts receivable (net)                         6,237,000                  3,896,000
  Inventory:
    Raw materials                    4,476,000                  4,670,000
    Work in progress                 1,728,000                    598,000
    Finished goods                   1,717,000      7,921,000   2,076,000      7,344,000

  Prepaids & other current assets                     318,000                    450,000

    Total current assets                           14,534,000                 11,747,000
  Property, plant & equipment, net                  2,325,000                  2,378,000

    Total assets                                 $ 16,859,000               $ 14,125,000


Liabilities:
  Accounts payable                               $  2,595,000               $  1,763,000
  Accrued expenses                                    923,000                    967,000
    Total current liabilities                       3,518,000                  2,730,000

  Long-term note payable                            2,550,000                  1,300,000

    Total liabilities                               6,068,000                  4,030,000

Shareholders' Equity:
  Common stock-authorized 25,000,000
  shares, $1.00 par value; 4,107,026
  shares issued as of June 30, 1997
  & 4,068,426 shares issued as of
  December 31, 1996                                 4,107,000                  4,068,000
  Additional paid in capital                        1,240,000                  1,159,000
  Retained earnings                                 5,715,000                  5,158,000
  Unearned compensation                              (271,000)                  (290,000)

    Total shareholders' equity                     10,791,000                 10,095,000


    Total liabilities &
    shareholders' equity                         $ 16,859,000               $ 14,125,000



See accompanying notes to the unaudited condensed financial statements.

WELLS-GARDNER ELECTRONICS CORPORATION
Condensed Statements of Cash Flows
(Unaudited)

                                                        Six Months Ended June 30,
                                                          1997           1996
Cash flows from operating activities:
 Net earnings                                        $    557,000   $     416,000
 Adjustments to reconcile net earnings to
 net cash provided by operating activities:
  Depreciation                                            194,000         221,000
  Amortization of unearned compensation                    92,000         (47,000)
 Changes in current assets & liabilities:
  Accounts receivable                                  (2,341,000)     (2,867,000)
  Income taxes                                                ---           2,000
  Inventory                                              (577,000)      1,883,000
  Prepaid expenses & other current assets                 132,000         122,000
  Accounts payable                                        832,000          97,000
  Accrued expenses                                        (44,000)       (227,000)
  Net cash used in operating activities                (1,155,000)       (400,000)

Cash used in investing activities:
 Additions to property, plant & equipment                (141,000)       (139,000)
Net cash used in investing activities                    (141,000)       (139,000)

Cash provided by (used in) financing activities:
 Borrowings (repayments) - note payable                 1,250,000        (425,000)
 Proceeds from stock options exercised                     47,000          66,000
Net cash provided by (used in) financing activities     1,297,000        (359,000)

Net increase (decrease) in cash & cash equivalents          1,000        (898,000)
 Cash & cash equivalents at beginning of period            57,000       1,117,000
 Cash & cash equivalents at end of period            $     58,000   $     219,000

Supplemental cash flow disclosure:
 Interest paid                                       $    104,000   $     122,000
 Taxes paid                                          $        ---   $         ---

See accompanying notes to the unaudited condensed financial statements.

                 WELLS-GARDNER ELECTRONICS CORPORATION

Notes to the Condensed Financial Statements

1. In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments (consisting of normal recurring accruals), which are necessary for a fair statement of results for the periods presented. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's 1996 Annual Report to shareholders. The results of operations for the quarter and six months ended June 30, 1997 are not necessarily indicative of the operating results for the full year.

2. Earnings per common and common equivalent shares were calculated by dividing net earnings by the weighted average number of shares of common stock and common stock equivalents outstanding.

Item 2. Management's Discussion & Analysis of Financial Condition & Results of Operations

Second Quarter & Six Month Earnings Ended June 30, 1997 & 1996
For the second quarter ended June 30, 1997, net sales increased 31.2 percent to $12,015,000 from $9,158,000 in the prior year's period.
This increase was due to higher shipments to the bartop, gaming, automotive, display and service applications. Gross operating profit (net sales less cost of sales), as a percentage of sales, increased to
17.7 percent, or $2,123,000, compared to 15.4 percent, or  $1,411,000, for the same period last year. This increase was attributed to a combination of improved productivity, a royalty adjustment and the elimination of low margin products. Engineering, selling and administrative expenses increased 34.4 percent to $1,684,000 from $1,253,000 due to increased research and development of new products and higher sales commissions paid on higher sales volume. The Company did not recognize any income tax expense in the 1997 period due to the utilization of its net operating loss carryforward. Net earnings were $448,000, or 11 cents per share, compared to net earnings of $151,000, or four cents per share, for the comparable 1996 quarter.

For the six months ended June 30, 1997, net sales increased 12.9 percent to $22,120,000 from $19,587,000 in the prior year's period. This increase was due to higher shipments to the bartop, automotive, leisure/fitness, display and service applications. Gross operating profit (net sales less cost of sales), as a percentage of sales, increased to 15.7 percent, or $3,467,000, compared to 15.1 percent, or $2,965,000, for the same period last year. Engineering, selling and administrative expenses increased 15.4 percent to $2,931,000 from $2,539,000 due to increased research and development of new products and higher sales commissions paid on higher sales volume. The Company did not recognize any income tax expense in the 1997 period due to the utilization of its net operating loss carryforward. Net earnings were $557,000, or 14 cents per share, compared to net earnings of $416,000, or 10 cents per share, for the comparable 1996 period.

               WELLS-GARDNER ELECTRONICS CORPORATION

Liquidity & Capital Resources
As of June 30, 1997, cash and cash equivalents increased $1,000 from year end 1996. On a daily basis, the Company utilizes a sweep account to minimize its cash on hand which reduces its outstanding balance on its line of credit and minimizes interest expense. Accounts receivable increased $2,341,000 to $6,237,000 from $3,896,000 due to a
31.2 percent increase in sales volume during the second quarter of 1997. Receivable days were averaging 49 days, up slightly from 44 at the end of 1996. Inventory increased $577,000 to $7,921,000 from $7,344,000 at year end 1996 as the Company prepared to resume operations upon return from its annual summer shutdown which takes place the first two weeks of July. The management of inventory improved as inventory turns increased to 4.71 from 4.28 at year end 1996. The Company's backlog was approximately 38,500 monitors representing approximately 3 months sales. It is the Company's experience that over 90 percent of backlog results in revenue recognition.

As of June 30, 1997, accounts payable increased $832,000 to $2,595,000 from $1,763,000 at year end 1996 due to the Company's increased purchases based on its higher sales volume during the second quarter of 1997. Accrued expenses decreased $44,000 to $923,000 from $967,000 at year end 1996. Notes payable increased $1,250,000 to $2,550,000 compared to $1,300,000 at December 31, 1996. This increase was attributed to funding a higher sales volume and inventory level. The Company has an unsecured revolving line of credit of $7,000,000, with an interest rate at prime, from Harris Trust and Savings Bank. During the second quarter of 1997, this line of credit was extended to the year 2000. Working capital increased by $1,999,000 since year-end 1996, to $11,016,000, shareholders' equity improved to $2.63 per share and corporate liquidity continues to be strong as evidenced by a current ratio of 4.13 to 1.

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

                  WELLS-GARDNER ELECTRONICS CORPORATION

                        PART II - OTHER INFORMATION

Item 6. Exhibits & Reports on Form 8-K
   (a)  Exhibits:
         Exhibit 27 - Financial Data Schedule

         Exhibit 10.1 Revolving Credit Agreement First Amendment dated May 23, 1997, between Harris Trust and Savings Bank and the Company.

   (b)   Reports on Form 8-K:
         No reports on Form 8-K were filed during the quarter ended
         June 30, 1997.


                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 WELLS-GARDNER ELECTRONICS CORPORATION


  Date:  August 11, 1997               By: George B. Toma  CPA, CMA
                                       Its:Vice President of Finance,
                                           Chief Financial Officer and
                                           Treasurer