Form 10-Q
period 1997-09-30
WELLS GARDNER ELECTRONICS CORP
filed 1997-11-10
CIK 105608

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, DC  20549

                               FORM 10-Q

(Mark One)
  [X]     Quarterly Report Pursuant to Section 13 or 15(d) of the
          Securities Exchange Act of 1934 for the quarterly period ended September 30, 1997

                                   or

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

As of October 31, 1997, 4,210,883 shares of the Common Stock, $1.00 par value of the registrant were outstanding.

                  WELLS-GARDNER ELECTRONICS CORPORATION

                                FORM 10-Q

                  For Quarter Ended September 30, 1997


                     PART I - FINANCIAL INFORMATION


Item 1.
   Index to Financial Statements:

   Condensed Statements of Earnings
     - Three Months Ended September 30, 1997 & 1996 (Unaudited)
     - Nine Months Ended September 30, 1997 & 1996 (Unaudited)

   Condensed Balance Sheets
     - September 30, 1997 (Unaudited) & December 31, 1996 (Audited)

   Condensed Statements of Cash Flows
     - Nine Months Ended September 30, 1997 & 1996 (Unaudited)

   Notes to the Condensed Financial Statements

Item 2.
   Management's Discussion & Analysis of Financial Condition & Results of Operations

                      PART II - OTHER INFORMATION

Item 6.
   Exhibits & Reports on Form 8-K


SIGNATURE

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

WELLS-GARDNER ELECTRONICS CORPORATION
Condensed Statements of Earnings
(Unaudited)


                             Three Months Ended September 30,
                                    1997            1996
Net sales                      $ 10,555,000    $  7,950,000


Cost of sales                     9,018,000       6,582,000
Engineering, selling &
administrative expenses           1,317,000       1,188,000
Other expense, net                   32,000          16,000

Total costs                      10,367,000       7,786,000


Earnings before income taxes        188,000         164,000

Income taxes                            ---             ---


Net earnings                   $    188,000    $    164,000



Earnings per share:

Net earnings per share         $       0.04    $       0.04


Weighted average common &
common equivalent shares
outstanding                       4,370,703       4,065,637


See accompanying notes to the unaudited condensed financial statements.

WELLS-GARDNER ELECTRONICS CORPORATION
Condensed Statement of Earnings
(Unaudited)


                              Nine Months Ended September 30,
                                    1997           1996
Net sales                      $ 32,674,000    $ 27,537,000


Cost of sales                    27,671,000      23,204,000
Engineering, selling &
administrative expenses           4,247,000       3,727,000
Other expense, net                   11,000          26,000

Total costs                      31,929,000      26,957,000


Earnings before income taxes        745,000         580,000

Income taxes                            ---             ---


Net earnings                   $    745,000    $    580,000



Earnings per share:

Net earnings per share         $       0.18    $       0.14



Weighted average common &
common equivalent shares
outstanding                       4,247,463       4,060,129


See accompanying notes to the unaudited condensed financial statements.

WELLS-GARDNER ELECTRONICS CORPORATION
Condensed Balance Sheets


                                                  September 30,            December 31,
                                                      1997                     1996
                                                   (Unaudited)              (Audited)
Assets:
  Cash & cash equivalents                        $    129,000             $     57,000
  Accounts receivable (net)                         6,566,000                3,896,000
  Note receivable                                     103,000                      ---
  Inventory:
    Raw materials                     4,525,000                4,670,000
    Work in progress                  2,104,000                  598,000
    Finished goods                    1,371,000                2,076,000
                                                    8,000,000                7,344,000
  Prepaids & other current assets                     255,000                  450,000

    Total current assets                           15,053,000               11,747,000
  Property, plant & equipment, net                  2,298,000                2,378,000


    Total assets                                 $ 17,351,000             $ 14,125,000



Liabilities:
  Accounts payable                               $  3,640,000             $  1,763,000
  Accrued expenses                                    811,000                  967,000
    Total current liabilities                       4,451,000                2,730,000

  Long-term note payable                            1,675,000                1,300,000


    Total liabilities                               6,126,000                4,030,000


Shareholders' Equity:
  Common stock-authorized 25,000,000
  shares, $1.00 par value; 4,197,383
  shares issued as of September 30,
  1997 & 4,068,426 shares issued as
  of December 31, 1996                              4,197,000                4,068,000
  Additional paid in capital                        1,378,000                1,159,000
  Retained earnings                                 5,903,000                5,158,000
  Unearned compensation                              (253,000)                (290,000)

    Total shareholders' equity                     11,225,000               10,095,000


     Total liabilities &
     shareholders' equity                        $ 17,351,000             $ 14,125,000


See accompanying notes to the unaudited condensed financial statements.

WELLS-GARDNER ELECTRONICS CORPORATION
Condensed Statements of Cash Flows
(Unaudited)

                                                    Nine Months Ended September 30,
                                                          1997            1996
Cash flows from operating activities:
 Net earnings                                         $    745,000    $    580,000
 Adjustments to reconcile net earnings to
 net cash provided by operating activities:
   Depreciation                                            294,000         341,000
   Amortization of unearned compensation                   166,000         (33,000)
 Changes in current assets & liabilities:
   Accounts receivable                                  (2,670,000)     (1,653,000)
   Note receivable                                        (103,000)            ---
   Income taxes                                                ---           2,000
   Inventory                                              (656,000)        559,000
   Prepaid expenses & other current assets                 195,000         186,000
   Accounts payable                                      1,877,000        (482,000)
   Accrued expenses                                       (156,000)       (270,000)
   Net cash used in operating activities                  (308,000)       (770,000)

Cash used in investing activities:
 Additions to property, plant & equipment                 (214,000)       (239,000)
Net cash used in investing activities                     (214,000)       (239,000)

Cash provided by (used in) financing activities:
 Borrowings (repayments) - note payable                    375,000        (125,000)
 Proceeds from stock options exercised                     219,000          69,000
Net cash provided by (used in) financing activities        594,000         (56,000)

Net increase (decrease) in cash & cash equivalents          72,000      (1,065,000)
 Cash & cash equivalents at beginning of period             57,000       1,117,000
 Cash & cash equivalents at end of period             $    129,000    $     52,000


Supplemental cash flow disclosure:
  Interest paid                                       $    165,000    $    181,000
  Taxes paid                                          $        ---    $        ---

See accompanying notes to the unaudited condensed financial statements.

                  WELLS-GARDNER ELECTRONICS CORPORATION

Notes to the Condensed Financial Statements

1. In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments (consisting of normal recurring accruals), which are necessary for a fair statement of results for the periods presented. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's 1996 Annual Report to shareholders. The results of operations for the quarter and nine months ended September 30, 1997 are not necessarily indicative of the operating results for the full year.

2. Earnings per common and common equivalent shares were calculated by dividing net earnings by the weighted average number of shares of common stock and common stock equivalents outstanding.

Item 2. Management's Discussion & Analysis of Financial Condition & Results of Operations

Third Quarter & Nine Month Earnings Ended September 30, 1997 & 1996 For the third quarter ended September 30, 1997, net sales increased
32.8 percent to $10,555,000 from $7,950,000 in the prior year's period. This increase was due to higher shipments to the gaming, amusement and service applications. Gross operating profit (net sales less cost of sales), as a percentage of sales, decreased to 14.6 percent, or $1,537,000, compared to 17.2 percent, or $1,368,000, for the same period last year. This decrease was caused by two events which occurred during the quarter. First, the Company's largest CRT supplier unexpectedly stopped production of its highest volume CRT and the emergency substitute products cost the Company $78,000. Second, the Company incurred additional expenses procuring materials to meet the demands of the unforeseen increased sales volume. Engineering, selling and administrative expenses increased 10.9 percent to $1,317,000 from $1,188,000 due to increased research and development of new products and higher sales commissions paid on increased sales volume. The Company did not recognize any income tax expense in the 1997 period due to the utilization of its net operating loss carryforward. Net earnings were $188,000, or four cents per share, compared to net earnings of $164,000, or four cents per share, for the comparable 1996 quarter.

For the nine months ended September 30, 1997, net sales increased 18.7 percent to $32,674,000 from $27,537,000 in the prior year's period. This increase was due to higher shipments to the amusement, leisure/fitness, bartop, gaming and service applications. Gross operating profit (net sales less cost of sales), as a percentage of sales, decreased slightly to 15.3 percent, or $5,003,000, compared to
15.7 percent, or $4,333,000, for the same period last year.

                  WELLS-GARDNER ELECTRONICS CORPORATION

Engineering,  selling  and  administrative  expenses  increased   13.9
percent to $4,247,000 from $3,727,000 due to increased research and development of new products and higher sales commissions paid on increased sales volume. The Company did not recognize any income tax expense in the 1997 period due to the utilization of its net operating loss carryforward. Net earnings were $745,000, or 18 cents per share, compared to net earnings of $580,000, or 14 cents per share, for the comparable 1996 period.


Liquidity & Capital Resources
As of September 30, 1997, cash and cash equivalents increased $72,000 from year end 1996. The Company uses a sweep account on a daily basis to minimize its cash on hand which reduces its outstanding balance on its line of credit and minimizes interest expense. Accounts receivable increased $2,670,000 to $6,566,000 from $3,896,000 due to the 32.8 percent increase in sales volume during the third quarter of 1997. Receivable days averaged 44 which remain unchanged from the end of 1996.

During the third quarter of 1997, the Company entered into an agreement with James Industries whereby the Company agreed to sell products on extended terms in exchange for a promissory note. Shipments under this agreement began in September, 1997 and should be fully completed in the fourth quarter of 1997. The note carries interest at a rate of prime plus 200 basis points and is personally guaranteed by John Blouin, President of James Industries.

Inventory increased $656,000 to $8,000,000 from $7,344,000 at year end 1996. The management of inventory improved as inventory turns increased to 4.56 from 4.28 at year end 1996. The Company's backlog was approximately 27,000 monitors representing approximately three months sales. It is the Company's experience that over 90 percent of backlog results in revenue recognition.

As of September 30, 1997, accounts payable increased $1,877,000 to $3,640,000 from $1,763,000 at year end 1996 due to the Company's increased purchases based on its higher sales volume during the third quarter of 1997. Accrued expenses decreased $156,000 to $811,000 from $967,000 at year end 1996. Notes payable increased $375,000 to $1,675,000 compared to $1,300,000 at December 31, 1996. This increase was attributed to funding a higher sales volume and inventory level. The Company has an unsecured revolving line of credit of $7,000,000, with an interest rate at prime, from Harris Trust and Savings Bank which has been extended to the year 2000. Working capital increased by $1,585,000 since year-end 1996, to $10,602,000, shareholders'
equity improved to $2.67 per share and corporate liquidity continues to be strong as evidenced by a current ratio of 3.38 to 1.

                  WELLS-GARDNER ELECTRONICS CORPORATION

Forward Looking Statements
Because the Company wants to provide shareholders and potential investors with more meaningful and useful information, this report may contain certain forward-looking statements (as such term is defined in the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended) that reflect the Company's current expectations regarding the future results of operations, performance and achievements of the Company. Such forward-looking statements are subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. The Company has tried, wherever possible, to identify these forward-looking statements by using words such as "anticipate", "believe", "estimate", "expect" and similar expressions. These statements reflect the Company's current beliefs and are based on information currently available to it. Accordingly, these statements are subject to certain risks, uncertainties and assumptions which could cause the Company's future results, performance or achievements to differ materially from those expressed in, or implied by, any of these statements which are more fully described in our Securities and Exchange Commission filings. The Company undertakes no obligation to release publicly the results of any revisions to any such forward-looking statements that may be made to reflect events or circumstances after the date of this Report or to reflect the occurrence of unanticipated events.


                        PART II - OTHER INFORMATION

Item 6. Exhibits & Reports on Form 8-K
   (a)  Exhibits:
         Exhibit 10.1 Promissory Note dated August 15, 1997, between
                      James Industries, Jim Roberts and the Company.

         Exhibit 10.2 Guaranty Agreement dated August 15, 1997,
                      between John Blouin and the Company.

         Exhibit 10.3 Amended and Restated Sales Representative
                      Agreement dated August 15, 1997.

         Exhibit 27 - Financial Data Schedule


    (b)   Reports on Form 8-K:
          No reports on Form 8-K were filed during the quarter ended September 30, 1997.

                  WELLS-GARDNER ELECTRONICS CORPORATION

                               SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 WELLS-GARDNER ELECTRONICS CORPORATION



  Date:  November 7, 1997              By: George B. Toma  CPA, CMA
                                       Its:Vice President of Finance,
                                           Chief Financial Officer and
                                           Treasurer