Form 10-K
period 1997-12-31
WELLS GARDNER ELECTRONICS CORP
filed 1998-03-25
CIK 105608

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, DC  20549

                               FORM 10-K

  [X]Annual Report Pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934 for the fiscal year ended  December 31, 1997

  [ ]Transition Report Pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934 for the transition period from ____________ to ____________

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

  Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

  As of March  5, 1998,   4,229,083 shares of  the Common Stock  of the
registrant were outstanding.

  While it is difficult to determine the number of shares of stock owned by non affiliates, the registrant estimates that the aggregate market value of the registrant's Common Stock held by non affiliates on March 5, 1998 was approximately $19,942,000. This determination is based upon an estimate that 74.7% of the shares are so owned by non affiliates and upon the closing price for the Common Stock on the American Stock Exchange on such date.

                  DOCUMENTS INCORPORATED BY REFERENCE

Portions of Annual Report to Shareholders for fiscal year ended
December 31, 1997:           Part    I & II
Portions of Proxy Statement for Annual Meeting of Shareholders to be
held on April 28, 1998:      Part    III

                                PART I
Item 1.  BUSINESS

(a)  General Development of Business
  Wells-Gardner Electronics Corporation (the "Company") is an ISO 9001 certified video products corporation that designs, manufactures and assembles color cathode ray tube ("CRT") video monitors. The Company sells video monitors to leading manufacturers of coin-operated video games, lottery terminals, video slot machines, video walls, leisure and fitness, INTRANET, media, automotive kiosks and other display applications.

  During 1997, the Company continued to invest in engineering research and development. This investment resulted in the introduction of 32 new products being released in the past two years which accounted for over 94% of 1997 revenues. As a result of the Company's continuously improving its quality, the Company passed its 1997 annual quality audit conducted by the ISO 9001 accreditation agency giving the Company certification through the year 2000. The Company continues to focus on improving the quality of its products to achieve its goal of being the highest quality vendor in each of the markets it serves. The Company was incorporated in Illinois in 1925.

  On February 17, 1998, the Company announced it had entered into a letter of intent to purchase 100% of the common stock of Data Ray Corporation. Data Ray is a medical monitor, wholly owned subsidiary of Nippon Chemi-Con of Tokyo, Japan. The due diligence process is estimated to be completed in the second quarter of 1998.

  (b)  Narrative Description of Business
  (c)  (i), (ii) and (iii)

  PRODUCTS

    The Company's primary business is the design, manufacture and assembly of electronic components which consist of video color monitors and the bonding of touch sensors to open frame monitors. The image on a CRT display is produced by magnetically guiding an interruptible stream of electrons against the back of a phosphorescent screen. This stream of electrons scans a series of horizontal lines from the top to the bottom of the screen. When the stream of electrons strikes the back of the screen a bright area is produced and when it is interrupted, a dark area appears. In a medium-resolution unit, the stream of electrons scans the screen in a series of 525 horizontal lines 30 times per second, whereas the series of light and dark areas produced appears as a steady coherent image to the viewer. High-resolution displays scan a greater number of lines at a greater speed, thus producing a clearer image on the screen. CRT video products accounted for approximately 99 percent of revenues in 1997 and 1996 and 98 percent of revenues in 1995.

   The Company offers a full line of video monitors, with CRT sizes ranging from 3" to 39" with horizontal scan frequencies from 15kHz to 35kHz. In addition to providing standardized products, the Company also customizes electrical and mechanical applications to meet specific customer requirements. The Company's line of color display monitors have been redesigned over the past years for higher performance and lower per unit cost. In 1997, the Company released 12 new voltage free products which allow the products to be plugged in anywhere in the world.

  The Company also optically bonds touch screen sensors to the face of the monitors to allow the user of a CRT video monitor to interact with a computer program by touching a video screen. Touch sensors are mainly used in the electronic video gaming, video slot machine, lottery terminal, kiosk and other monitor applications.


  The Company's sales are comprised of five main applications.

                                1997    1996    1995
           Amusement             44%     49%     46%
           Gaming                20%     17%     24%
           Service               15%     11%      8%
           Leisure / Fitness     12%     13%     14%
           Display / Other        9%     10%      8%
                Totals          100%    100%    100%

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

  (c) (iv)   The Company  is licensed on a  non-exclusive basis under
certain patents owned by RCA Corporation, covering the technical and electrical design of color display and video monitor chassis. Fees under these licenses are based on the number of units shipped and amounted to less than 0.2% of total 1997 revenue. Although certain of these licenses may expire in the future, it has been the practice of the Company to renew such licenses on substantially the same terms. However, failure of the Company to obtain renewal of any of these licenses could have a materially adverse effect on the Company's business, financial condition and results of operations.

  (c) (v)    The Company's business is generally not seasonal.

  (c) (vi)   The Company has no unique or unusual practices  relating
to working capital items.

  (c) (vii)    The Company's  largest customer accounted for  total
revenues of 34%, 18% and 15% in 1997, 1996 and 1995, respectively.

  (c) (viii) The Company's 1997 year-end backlog was approximately 27,000 monitors representing approximately three months sales. It is the Company's experience that well over 90 percent of backlog results in revenue recognition.

  (c) (ix)   No material portion of the Company's business is sub ject
to re-negotiation of profits or termination of contracts or subcon-tracts at the election of the Government.

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

  (c) (xi) During 1997, the Company spent approximately $1,786,000 for product engineering, research and development costs, compared to $1,701,000 in 1996 and $1,506,000 in 1995.

  (c) (xii) Compliance with federal, state and local provisions which have been enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, has no material effect upon the capital expenditures, earnings and competitive position of the Company.

  (c) (xiii) At December 31, 1997, the Company employed approxi mately 195 persons. The Company believes its relationship with its employees is satisfactory.

  (d) Export sales were 22 percent of sales in 1997, 24 percent in 1996 and 20 percent in 1995.

Item 2.  PROPERTIES

  The Company's plant, which is owned by the Company, is located at 2701 North Kildare Avenue in Chicago, Illinois. It has approximately 207,000 square feet of floor space. Not less than 100,000 of the 207,000 square feet of the plant are at any time dedicated to
production.   Offices for  engineering, sales  and administration are
also located at that facility. The plant is in good condition, is well maintained, and currently has excess production capacity. In 1997, the plant operated at an average 58% capacity. The plant is not subject to any material encumbrance.

Item 3.  LEGAL PROCEEDINGS

  None

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  There were no matters submitted to a vote of the Company's share-holders during the fourth quarter of 1997.

                  EXECUTIVE OFFICERS OF THE REGISTRANT



                                                           Year First
                                                           Elected As An
   Name                     Office                  Age    Executive Officer
Anthony Spier        Chairman of the Board,
                     President and Chief
                     Executive Officer               54          1994

Randall S. Wells     Executive Vice President
                     and General Manager             46          1980

George B. Toma       Vice President of Finance,
                     Chief Financial Officer and
                     Treasurer                       30          1996

John S. Pircon       Vice President of Marketing
                     and Engineering                 39          1994

Mark E. Komorowski   Vice President and General
                     Manager of Business Services    32          1994

Kathleen E. Hoppe    Director of Management
                     Information Systems             52          1994

Eugene C. Ahner      Director of Human Resources
                     and Secretary                   61          1994

Larry Mahl           Director of Materials           50          1989

Eric Slagh           Director of Quality             32          1997

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

Kathleen E. Hoppe joined the Company in 1970 and was elected Director of Management Information Systems in August, 1994. Prior to her election, Ms. Hoppe held various information systems positions within the Company.

Eugene C. Ahner joined the Company in 1992 and was elected Director of Human Resources in August, 1994. Prior to this election, Mr. Ahner held the position as Personnel Manager. Prior to joining the Company, Mr. Ahner was Director of Human Resources and Secretary of Pheoll Manufacturing Company from 1985 to 1992.

Eric Slagh joined the Company as Director of Quality in May, 1997. Prior to joining the Company, Mr. Slagh was Quality Assurance Manager of Danfoss Electronic Drives.

                               PART II

Item 5.   MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
STOCKHOLDERS MATTERS.

  The information required by this Item is set forth in Exhibit 13 under the caption "Common Share Market Price," which information is contained in the Company's Annual Report to Shareholders for the year ended December 31, 1997, and which information is hereby incorporated herein by reference.

Item 6.  SELECTED FINANCIAL DATA

  The information required by this Item is set forth in Exhibit 13 under the caption "Selected Financial Data," which information is contained in the Company's Annual Report to Shareholders for the year ended December 31, 1997, and which information is hereby incorporated herein by reference.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The information required by this Item  is set forth in   Exhibit 13
under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" which information is contained in the Company's Annual Report to Shareholders for the year ended December 31, 1997, and which information is hereby incorporated herein by reference.

  Because the Company wants to provide shareholders and potential investors with more meaningful and useful information, this Report contains certain forward-looking statements (as such term is defined in the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended) that reflect the Company's current expectations regarding the future results of operations, performance and achievements of the Company. Such forward-looking statements are subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. The Company has tried, wherever possible, to identify these forward-looking statements by using words such as "anticipate," "believe," "estimate," "expect" and similar expressions. These statements reflect the Company's current beliefs and are based on information currently available to it. Accordingly, these statements are subject to certain risks, uncertainties and assumptions which could cause the Company's future results, performance or achievements to differ materially from those expressed in, or implied by, any of these statements. The Company undertakes no obligation to release publicly the results of any revisions to any such forward-looking statements that may be made to reflect events or circumstances after the date of this Report or to reflect the occurrence of unanticipated events.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  The following financial statements together with the notes thereto are set forth in Exhibit 13, which information is contained in the Company's Annual Report to Shareholders for the year ended December
31,  1997  and  which   information  hereby  incorporated  herein  by
reference.

Balance Sheets as of December 31, 1997 and 1996

Statements of Operations for years ended December 31, 1997, 1996 and
1995

Statements of Shareholders' Equity for years ended December 31, 1997, 1996 and 1995

Statements of Cash Flows for years ended December 31, 1997, 1996 and
1995

Notes to Financial Statements

Independent Auditors' Report

  Quarterly financial data for the years ended December 31, 1997 and 1996 are set forth in Exhibit 13 in Note 12 of "Notes to Financial Statements" and are contained in the Company's Annual Report to Shareholders for the year ended December 31, 1997, and which information is hereby incorporated herein by reference.

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE

  None

                               PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  a.  Directors

  The information required by this Item is set forth in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on April 28, 1998, under the captions "Election of Directors" and "Compliance with Section 16(a) of the Exchange Act," which information is hereby incorporated herein by reference.

  b.  Executive Officers

  Reference is made to "Executive Officers of the Registrant" in Part
I hereof.

Item 11.  EXECUTIVE COMPENSATION

  The information required by this Item is set forth in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on April 28, 1998, under the captions "Summary Compensation Table," "Option Grants in 1997," "Aggregated Option Exercises in 1997 and Option Values at December 31, 1997," "Report of Board of Directors on Compensation," and "Compensation Committee Interlocks and Insider Participation," which information is hereby incorporated herein by reference.

Item  12.  SECURITY  OWNERSHIP   OF  CERTAIN  BENEFICIAL  OWNERS   AND
MANAGEMENT

  The information required by this Item is set forth in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on April 28, 1998, under the caption "Securities Beneficially Owned by Principal Shareholders and Management," which information is hereby incorporated herein by reference.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  The Information required by this Item is set forth in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on April 28, 1998, under the caption "Compensation Committee Interlocks and Insider Participation," which information is hereby incorporated herein by reference.


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

  10.1*. Wells-Gardner Electronics Corporation Amended and Restated Incentive Stock Plan, as amended, filed as Appendix A to the Company's Proxy Statement for Annual Meeting of Shareholders held on April 23, 1995, and incorporated herein by reference.

  10.2*.   Amended  Employment  Agreement  dated February  29,  1996, between the Company, and Anthony Spier and incorporated herein by reference.

  10.3. License Agreement dated January 1, 1995, between the Company and RCA Corporation, and incorporated herein by reference.

  10.4*.   Employment  contract  dated  June  12, 1989,  between  the
Company and Larry Mahl, filed as Exhibit 10.9 to the Company's Annual Report on Form 10-K for the year ended December 31, 1989, and incorporated herein by reference.

  10.5. Agreement dated July 1, 1995, between the Company and Local 1031, I.B.E.W., AFL-CIO, and incorporated herein by reference.

  10.6*. Wells-Gardner Electronics Corporation Employee 401K Plan dated January 1, 1990 and Amendment 1 dated February 11, 1992, and Amendment 2 dated January 20, 1994, filed as Exhibit 10.10 of the Company's Annual Report on Form 10-K for the year ended December 31, 1993, and incorporated herein by reference.

  10.7. Voting Rights Agreement dated February 29, 1996, among the Company, Albert S. Wells, Jr., Randall S. Wells, Anthony Spier, Allan Gardner, John R. Blouin, James Industries, Inc., and James J. Roberts, Jr., individually and as Trustee of James J. Roberts, Trust, UTA dated December 23, 1991, and incorporated herein by reference.

  10.8*.   Wells-Gardner  Electronics  Corporation  1996  Nonemployee
Director Plan, filed as Annex A to the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on April 23, 1996, and incorporated herein by reference.

  10.9. Revolving Credit Agreement First Amendment dated May 23, 1997, between Harris Trust and Savings Bank and the Company, filed as
Exhibit 10.1 of the Company's Form 10-Q dated June 30, 1997, and incorporated herein by reference.

  10.10. Promissory Note dated August 15, 1997, between James Industries, Jim Roberts and the Company, filed as Exhibit 10.1 of the Company's Form 10-Q dated September 30, 1997, and incorporated herein by reference.

  10.11. Guaranty Agreement dated August 15, 1997, between John R. Blouin and the Company, filed as Exhibit 10.2 of the Company's Form 10-Q dated September 30, 1997, and incorporated herein by reference.

  10.12. Amended and Restated Sales Representative Agreement dated August 15, 1997, filed as Exhibit 10.3 of the Company's Form 10-Q dated September 30, 1997, and incorporated herein by reference.

  13. Certain portions of the Company's Annual Report to Shareholders for the year ended December 31, 1997 as specified in Part I and II hereof to be incorporated by reference in this Annual Report on Form 10-K.

  23.  Consent of KPMG Peat Marwick LLP.

  27.  Financial Data Schedule

  *Management contract or compensatory plan or arrangement.

    b. Reports on Form 8-K No reports on Form 8-K were filed during the last quarter ended December 31, 1997.

                              SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Secu-rities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                WELLS-GARDNER ELECTRONICS CORPORATION



By: ANTHONY SPIER                                    February 19, 1998
    Anthony Spier  Chairman of the Board, President
                   and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated.

   Signature                           Title                               Date
ANTHONY SPIER                Chairman of the Board, President
Anthony Spier                and Chief Executive Officer              February 19, 1998

JOHN R. BLOUIN
John R. Blouin               Director                                 February 19, 1998

WILLIAM L. DENICOLO
William L. DeNicolo          Director                                 February 19, 1998

H. WAYNE HARRIS
H. Wayne Harris              Director                                 February 19, 1998

IRA J. KAUFMAN
Ira J. Kaufman               Director                                 February 19, 1998

FRANK R. MARTIN
Frank R. Martin              Director                                 February 19, 1998

JAMES J. ROBERTS, JR.
James J. Roberts, Jr.        Director                                 February 19, 1998

RANDALL S. WELLS
Randall S. Wells             Director                                 February 19, 1998

ERNEST R. WISH
Ernest R. Wish               Director                                 February 19, 1998

                          FINANCIAL SCHEDULE

  Schedules not  included with  this additional  financial data  have
been  omitted  because  they  are  not  applicable  or  the   required
information is shown in the financial statements or notes thereof.


SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

ALLOWANCE FOR DOUBTFUL ACCOUNTS

           Balance at                             Balance at
           Beginning       (1)          (2)          End
   Year    of Period    Additions    Deductions   of Period
   1995     217,647      210,000      129,781      297,866


   1996     297,866       10,000      200,933      106,933


   1997     106,933      175,000       17,633      264,300

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

  10.1*. Wells-Gardner Electronics Corporation Amended and Restated Incentive Stock Plan, as amended, filed as Appendix A to the Company's Proxy Statement for Annual Meeting of Shareholders held on April 23, 1995, and incorporated herein by reference.

  10.2*.   Amended  Employment  Agreement dated  February  29,  1996, between the Company, and Anthony Spier and incorporated herein by reference.

  10.3. License Agreement dated January 1, 1995, between the Company and RCA Corporation, and incorporated herein by reference.

  10.4*.   Employment  contract  dated  June  12, 1989,  between  the
Company and Larry Mahl, filed as Exhibit 10.9 to the Company's Annual Report on Form 10-K for the year ended December 31, 1989, and incorporated herein by reference.

  10.5. Agreement dated July 1, 1995, between th e Company and Local 1031, I.B.E.W., AFL-CIO, and incorporated herein by reference.

  10.6*. Wells-Gardner Electronics Corporation Employee 401K Plan dated January 1, 1990 and Amendment 1 dated February 11, 1992, and Amendment 2 dated January 20, 1994, filed as Exhibit 10.10 of the Company's Annual Report on Form 10-K for the year ended December 31, 1993, and incorporated herein by reference.

  10.7. Voting Rights Agreement dated February 29, 1996, among the Company, Albert S. Wells, Jr., Randall S. Wells, Anthony Spier, Allan Gardner, John R. Blouin, James Industries, Inc., and James J. Roberts, Jr., individually and as Trustee of James J. Roberts, Trust, UTA dated December 23, 1991, and incorporated herein by reference.

  10.8*.   Wells-Gardner  Electronics  Corporation  1996  Nonemployee
Director Plan, filed as Annex A to the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on April 23, 1996, and incorporated herein by reference.

  10.9. Revolving Credit Agreement First Amendment dated May 23, 1997, between Harris Trust and Savings Bank and the Company, filed as
Exhibit 10.1 of the Company's Form 10-Q dated June 30, 1997, and incorporated herein by reference.

  10.10. Promissory Note dated August 15, 1997, between James Industries, Jim Roberts and the Company, filed as Exhibit 10.1 of the Company's Form 10-Q dated September 30, 1997, and incorporated herein by reference.

  10.11. Guaranty Agreement dated August 15, 1997, between John R. Blouin and the Company, filed as Exhibit 10.2 of the Company's Form 10-Q dated September 30, 1997, and incorporated herein by reference.

  10.12. Amended and Restated Sales Representative Agreement dated August 15, 1997, filed as Exhibit 10.3 of the Company's Form 10-Q dated September 30, 1997, and incorporated herein by reference.

  13. Certain portions of the Company's Annual Report to Shareholders for the year ended December 31, 1997 as specified in Part I and II hereof to be incorporated by reference in this Annual Report on Form 10-K.

  23.  Consent of KPMG Peat Marwick LLP.

  27.  Financial Data Schedule

  *Management contract or compensatory plan or arrangement.