Form 10-Q
period 1998-03-31
WELLS GARDNER ELECTRONICS CORP
filed 1998-05-06
CIK 105608

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, DC  20549

                               FORM 10-Q

(Mark One)
  [X] Quarterly Report Pursuant to Section 13 or 15(d) of the
      Securities Exchange Act of 1934 for the quarterly period ended March 31, 1998

                                   or

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

    As of May 4, 1998, 4,232,758 shares of the Common Stock, $1.00 par value of the registrant were outstanding.

                  WELLS-GARDNER ELECTRONICS CORPORATION

                                FORM 10-Q

                    For Quarter Ended March 31, 1998


                     PART I - FINANCIAL INFORMATION


Item 1.
       Index to Financial Statements:

       Condensed Statements of Earnings
            - Three Months Ended March 31, 1998 & 1997 (Unaudited)

       Condensed Balance Sheets
            - March 31, 1998 (Unaudited) & December 31, 1997 (Audited)

       Condensed Statements of Cash Flows
            - Three Months Ended March 31, 1998 & 1997 (Unaudited)

       Notes to the Condensed Financial Statements

Item 2.
       Management's Discussion and Analysis of Financial Condition and Results of Operations

                      PART II - OTHER INFORMATION

Item 6.
       Exhibits and Reports on Form 8-K


SIGNATURE

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

WELLS-GARDNER ELECTRONICS CORPORATION
Condensed Statements of Earnings

                                              (Unaudited)
                                     Three Months Ended March 31,
                                        1998            1997
Net sales                          $  8,983,000     $ 10,105,000

Cost of sales                         7,588,000        8,714,000
Engineering, selling &
 administrative expenses              1,171,000        1,247,000
Other expense, net                       70,000           35,000

Total costs                           8,829,000        9,996,000


Earnings before income taxes            154,000          109,000
Income taxes                                ---              ---


Net earnings                        $   154,000     $    109,000




Earnings per share:

Basic net earnings per share        $      0.04     $       0.03

Diluted net earnings per share      $      0.04     $       0.03


Basic average common shares
outstanding                           4,222,116        4,069,922

Diluted average common shares
outstanding                           4,409,372        4,142,584


See accompanying notes to the unaudited condensed financial statements.

WELLS-GARDNER ELECTRONICS CORPORATION
Condensed Balance Sheets

                                                             (Unaudited)                (Audited)
                                                              March 31,                December 31,
                                                                1998                      1997
Assets:
   Cash & cash equivalents                                 $     39,000               $    150,000
   Accounts receivable (net)                                  5,894,000                  5,232,000
   Note receivable                                              214,000                    375,000
   Inventory:
     Raw materials                             5,549,000                   6,253,000
     Work in progress                          1,027,000                     451,000
     Finished goods                            3,296,000                   2,552,000
                                                              9,872,000                  9,256,000
   Prepaids & other current assets                              361,000                    237,000
    Total current assets                                     16,380,000                 15,250,000
   Property, plant & equipment, net                           2,208,000                  2,270,000
   Long-term note receivable                                    432,000                        ---

    Total assets                                           $ 19,020,000               $ 17,520,000


Liabilities:
   Accounts payable                                        $  3,148,000               $  3,453,000
   Accrued expenses                                             575,000                    882,000
    Total current liabilities                                 3,723,000                  4,335,000

   Long-term note payable                                     3,675,000                  1,800,000

    Total liabilities                                         7,398,000                  6,135,000


Shareholders' Equity:
   Common stock-authorized 25,000,000
    shares, $1.00 par value; 4,229,108
    shares issued as of March 31, 1998
    & 4,215,083 shares issued as of
    December 31, 1997                                         4,229,000                 4,215,000
   Additional paid in capital                                 1,475,000                 1,425,000
   Retained earnings                                          6,088,000                 5,933,000
   Unearned compensation                                       (170,000)                 (188,000)
    Total shareholders' equity                               11,622,000                11,385,000

    Total liabilities & shareholders' equity                 19,020,000                17,520,000


See accompanying notes to the unaudited condensed financial statements.

WELLS-GARDNER ELECTRONICS CORPORATION
Condensed Statements of Cash Flows

                                                            (Unaudited)
                                                     Three Months Ended March 31,
                                                             1998            1997
Cash flows from operating activities:
 Net earnings                                          $     154,000   $     109,000
 Adjustments to reconcile net earnings to net
 cash provided by (used in) operating activities:
   Depreciation                                               85,000          97,000
   Amortization of unearned compensation                      18,000          44,000
 Changes in current assets & liabilities:
   Accounts receivable                                      (662,000)     (1,391,000)
   Note receivable                                           161,000             ---
   Inventory                                                (616,000)       (434,000)
   Prepaid expenses & other current assets                  (124,000)       (147,000)
   Accounts payable                                         (305,000)      1,301,000
   Accrued expenses                                         (307,000)       (210,000)
Net cash used in operating activities                     (1,596,000)       (631,000)

Cash used in investing activities:
   Note receivable                                          (432,000)            ---
   Additions to property, plant & equipment, net             (22,000)       (104,000)
Net cash used in investing activities                       (454,000)       (104,000)

Cash provided by financing activities:
   Borrowings (repayments) - note payable                  1,875,000         700,000
   Proceeds from stock options exercised                      64,000          31,000
Net cash provided by financing activities                  1,939,000         731,000


Net decrease in cash & cash equivalents                     (111,000)         (4,000)
 Cash & cash equivalents at beginning of period              150,000          57,000
 Cash & cash equivalents at end of period              $      39,000   $      53,000


Supplemental cash flow disclosure:
  Interest paid                                        $      76,000   $      38,000
  Taxes paid                                           $      10,000   $         ---

See accompanying notes to the unaudited condensed financial statements.

                  WELLS-GARDNER ELECTRONICS CORPORATION

Notes to the Condensed Financial Statements

1. In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments (consisting of normal recurring accruals), which are necessary for a fair statement of results for the periods presented. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's 1997 Annual Report to shareholders. The results of operations for the quarter ended March 31, 1998 are not necessarily indicative of the operating results for the full year.

2. Earnings per common and common equivalent shares were calculated by dividing net earnings by the weighted average number of shares of common stock equivalents outstanding.

3. Certain 1997 expenses have been reclassed to conform to the presentation in 1998.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

 For the first quarter ended March 31, 1998, net sales decreased 11.1 percent to $8,983,000 from $10,105,000 in the prior year's period, while net earnings increased 41.3 percent to $154,000 from 109,000 in the prior year's period. Gross operating profit, as a percentage of sales, increased to 15.5 percent, or $1,395,000, compared to 13.8 percent, or $1,391,000, for the same period last year. This increase was attributed to the introduction of the new WG2 line of standard monitors. Engineering, selling and administrative expenditures decreased to $1,171,000 down from $1,247,000 in the first quarter of 1998. Net earnings were $154,000, or 4 cents per basic and diluted share, compared to net earnings of $109,000, or 3 cents per basic and diluted share, for the comparable 1997 quarter. The Company did not recognize any income tax expense in the first quarter periods due to the utilization of its net operating loss carryforward.

 As of March 31, 1998, cash and cash equivalents decreased $111,000 to $39,000 from $150,000 at year end 1997. On a daily basis, the Company uses all available cash to reduce its long-term notes payable and minimize its interest expense. Accounts receivable increased $662,000 to $5,894,000 from $5,232,000 at year end 1997 due to the higher sales volume during the last month of the first quarter, 1998. Receivable days were averaging 53 days, up slightly from 52 at the end of 1997. Inventory increased $616,000 to $9,872,000 from $9,256,000 at year end 1997 due to the new release of the WG2 product during the first quarter of 1998. Long-Term notes payable was $3,675,000 compared to $1,800,000 at year end 1997. This increase was attributed to funding operations, specifically the increased inventory level. Accounts payable decreased $305,000 to $3,148,000 from $3,453,000 at year end 1997 due to the Company's decreased purchases based on its lower sales volume during the first quarter of 1998. Accrued expenses decreased $297,000 to $575,000 from $882,000 at year end 1997.
Working capital increased by $1,742,000 since year-end 1997, to $12,657,000 and corporate liquidity continues to be strong as evidenced by a current ratio of 4.40 to 1.

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

                        PART II - OTHER INFORMATION

  Item 6. Exhibits and Reports on Form 8-K
        (a). Exhibits:
        Exhibit 27 - Financial Data Schedule

        (b).  Reports on Form 8-K:
              No reports on Form 8-K were filed during the quarter ended March 31, 1998.


                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 WELLS-GARDNER ELECTRONICS CORPORATION


Date:  May 6, 1998          By:  /s/ GEORGE B. TOMA
                                 George B. Toma CPA, CMA
                                 Vice President of Finance,
                                 Chief Financial Officer and Treasurer