Form 10-Q
period 1998-06-30
WELLS GARDNER ELECTRONICS CORP
filed 1998-08-12
CIK 105608

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, DC  20549

                               FORM 10-Q

(Mark One)
  [X] Quarterly Report Pursuant to Section 13 or 15(d) of the
      Securities Exchange Act of 1934 for the quarterly period ended
      June 30, 1998

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

    As of July 30, 1998, 4,266,177 shares of the Common Stock, $1.00 par value of the registrant were outstanding.

                  WELLS-GARDNER ELECTRONICS CORPORATION

                                FORM 10-Q

                     For Quarter Ended June 30, 1998


                     PART I - FINANCIAL INFORMATION


Item 1.
       Index to Financial Statements:

       Condensed Statements of Earnings
            - Three Months Ended June 30, 1998 & 1997 (Unaudited)
            - Six Months Ended June 30, 1998 & 1997 (Unaudited)

       Condensed Balance Sheets
            - June 30, 1998 (Unaudited) & December 31, 1997 (Audited)

       Condensed Statements of Cash Flows
            - Six Months Ended June 30, 1998 & 1997 (Unaudited)

       Notes to the Condensed Financial Statements

Item 2.
       Management's Discussion and Analysis of Financial Condition and Results of Operations

                      PART II - OTHER INFORMATION

Item 4.
       Submission of Matters to a Vote of Security Holders

Item 6.
       Exhibits and Reports on Form 8-K


SIGNATURE

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

WELLS-GARDNER ELECTRONICS CORPORATION
Condensed Statements of Earnings

                                            (Unaudited)
                                    Three Months Ended June 30,
                                        1998            1997
Net sales                          $ 12,983,000    $ 12,015,000


Cost of sales                        10,733,000       9,790,000
Engineering, selling &
administrative expenses               1,537,000       1,683,000
Other expense, net                      166,000          94,000

Total costs                          12,436,000      11,567,000


Earnings before income taxes            547,000         448,000
Income taxes                                ---             ---


Net earnings                       $    547,000    $    448,000



Earnings per share:

Basic net earnings per share       $       0.13    $       0.11
Diluted net earnings per share     $       0.12    $       0.11



Basic average common shares
outstanding                           4,241,046       4,090,252

Diluted average common shares
outstanding                           4,433,481       4,199,814

See accompanying notes to the unaudited condensed financial statements.

WELLS-GARDNER ELECTRONICS CORPORATION
Condensed Statement of Earnings


                                                   (Unaudited)
                                            Six Months Ended June 30,
                                               1998           1997
Net sales                                 $ 21,965,000    $ 22,120,000


Cost of sales                               18,321,000      18,503,000
Engineering, selling &
administrative expenses                      2,707,000       2,931,000
Other (income) expense, net                    236,000         129,000

Total costs                                 21,264,000      21,563,000


Earnings before income taxes                   701,000         557,000

Income taxes                                       ---             ---


Net earnings                              $    701,000    $    557,000



Earnings per share:

Basic net earnings per share              $       0.17    $       0.14
Diluted net earnings per share            $       0.16    $       0.13



Basic average common shares
outstanding                                  4,231,848       4,080,054

Diluted average common shares
outstanding                                  4,466,918       4,166,425

See accompanying notes to the unaudited condensed financial statements.

WELLS-GARDNER ELECTRONICS CORPORATION
Condensed Balance Sheets
                                                                (Unaudited)            (Audited)
                                                                 June 30,             December 31,
                                                                   1998                  1997
Assets:
Current assets:
   Cash & cash equivalents                                    $   191,000             $   150,000
   Accounts receivable (net)                                    6,890,000               5,232,000
   Note receivable                                                219,000                 375,000
   Inventory:
     Raw materials                                 5,438,000               6,253,000
     Work in progress                              1,400,000                 451,000
     Finished goods                                2,707,000               2,552,000
                                                                9,545,000               9,256,000
   Prepaids & other current assets                                317,000                 237,000
     Total current assets                                      17,162,000              15,250,000

 Property, plant & equipment, net                               2,625,000               2,270,000

 Other assets:
   Long-term note receivable                                      375,000                     ---
   Intangible assets (net)                                      2,438,000                     ---
     Total other assets                                         2,813,000                     ---

     Total assets                                             $22,600,000             $17,520,000

Liabilities:
 Current liabilities:
   Accounts payable                                           $ 3,533,000               3,453,000
   Accrued expenses                                             1,121,000                 882,000
   Note payable                                                   279,000                     ---
     Total current liabilities                                  4,933,000               4,335,000

 Long-term liabilities:
   Note payable                                                 3,071,000                     ---
   Long-term note payable                                       2,275,000               1,800,000
     Total long-term liabilities                                5,346,000               1,800,000

     Total liabilities                                         10,279,000               6,135,000

Shareholders' Equity:
   Common stock-authorized 25,000,000
   shares, $1.00 par value;  4,253,591
   shares issued as of June 30, 1998
   & 4,215,083 shares issued as of
   December 31, 1997                                            4,254,000               4,215,000
   Additional paid in capital                                   1,536,000               1,425,000
   Retained earnings                                            6,634,000               5,933,000
   Unearned compensation                                         (103,000)               (188,000)
     Total shareholders' equity                                12,321,000              11,385,000

     Total liabilities & shareholders' equity                 $22,600,000             $17,520,000

See accompanying notes to the unaudited condensed financial statements.

WELLS-GARDNER ELECTRONICS CORPORATION
Condensed Statements of Cash Flows

                                                                  (Unaudited)
                                                          Six Months Ended June 30,
                                                             1998            1997
Cash flows from operating activities:
 Net earnings                                           $    701,000    $    557,000
 Adjustments to reconcile net earnings to net
 cash provided by (used in) operating activities:
    Depreciation and amortization                            187,000         194,000
    Amortization of unearned compensation                     85,000          92,000
 Changes in current assets & liabilities:
    Accounts receivable                                   (1,658,000)     (2,341,000)
    Note receivable                                          156,000             ---
    Inventory                                                153,000        (577,000)
    Prepaid expenses & other current assets                  (80,000)        132,000
    Accounts payable                                          80,000         832,000
    Accrued expenses                                         239,000         (44,000)

Net cash used in operating activities                       (137,000)     (1,155,000)


Cash used in investing activities:
    Note receivable                                         (375,000)            ---
    Acquisition                                           (3,350,000)            ---
    Additions to property, plant & equipment, net            (72,000)       (141,000)

Net cash used in investing activities                     (3,797,000)       (141,000)


Cash provided by financing activities:
    Borrowings (repayments) - note payable                   475,000       1,250,000
    Proceeds from note payable                             3,350,000             ---
    Proceeds from stock options exercised                    150,000          47,000

Net cash provided by financing activities                  3,975,000       1,297,000


Net increase in cash & cash equivalents                       41,000           1,000
 Cash & cash equivalents at beginning of period              150,000          57,000
 Cash & cash equivalents at end of period               $    191,000    $     58,000


Supplemental cash flow disclosure:
    Interest paid                                       $    183,000    $    104,000
    Taxes paid                                          $     15,000    $        ---

See accompanying notes to the unaudited condensed financial statements.

                  WELLS-GARDNER ELECTRONICS CORPORATION

Notes to the Condensed Financial Statements

1. In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments (consisting of normal recurring accruals), which are necessary for a fair statement of results for the periods presented. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's 1997 Annual Report to shareholders. The results of operations for the quarter and six months ended June 30, 1998 are not necessarily indicative of the operating results for the full year.

2. Basic earnings per share is based on the weighted average number of shares outstanding whereas diluted earnings per share includes the dilutive effect of unexercised common stock equivalents.

3. On June 5, 1998, the Company acquired the mechanical coin door and mechanical coin mechanism business of Coin Controls, Inc. (the "Business"). The Business consists of the manufacturing, service, sales and marketing of mechanical coin door and coin mechanisms. These products are sold to the coin-operated video gaming, pinball, redemption and other markets. Under the terms of the agreement, Wells-Gardner acquired certain inventory, machinery, equipment, tooling and certain contract rights (ie: open purchase and sales orders).

The following pro forma amounts for the six months ended June 30, 1998 and 1997 are presented as if the acquisition of the Business had been made at the beginning of each period presented. Such unaudited pro forma information does not reflect actual results which may have occurred if the acquisition had taken place at the beginning of each period nor is it indicative of results of future operations.

                         Six Months Ended June 30,
                             1998          1997
Net sales                $24,169,000   $24,718,000
Net earnings                $664,000      $599,000
Earnings per share:
     Basic                     $0.16         $0.15
     Diluted                   $0.15         $0.14

4. Certain 1997 expenses have been reclassified to conform to the presentation in 1998.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

For the second quarter ended June 30, 1998, net sales increased 8.1 percent to $12,983,000 from $12,015,000 in the prior year's period, while net earnings increased 22.1 percent to $547,000 from $448,000 in the prior year's period. Gross operating profit, as a percentage of sales was 17.3 percent, or $2,250,000, compared to 18.5 percent, or $2,225,000, for the same period last year. The 1997 results included a one-time royalty adjustment of $112,000 or 3 cents per share. Engineering, selling and administrative expenditures decreased $146,000 to $1,537,000 down from $1,683,000 in the second quarter of 1998. Net earnings were $547,000, or 13 cents per basic share and 12 cents per diluted share, compared to $448,000, or 11 cents per basic and diluted share, for the comparable 1997 quarter. The Company did not recognize any income tax expense in the quarterly periods due to the utilization of its net operating loss carryforward.

For the six months ended June 30, 1998, net sales were $21,965,000 compared to $22,120,000 in the prior year's period, while net earnings increased 25.9 percent to $701,000 from $557,000 in the prior year's period. Gross operating profit, as a percentage of sales, increased to 16.6 percent, or $3,644,000, compared to 16.4 percent, or $3,617,000, for the same period last year. The 1997 results included a one-time royalty adjustment of $112,000 or 3 cents per share. Engineering, selling and administrative expenditures decreased $224,000 to $2,707,000 down from $2,931,000 in the second quarter of 1998. Net earnings were $701,000, or 17 cents per basic and 16 cents per diluted share, compared to $557,000, or 14 cents per basic and 13 cents per diluted share, for the comparable 1997 quarter. The Company did not recognize any income tax expense during the six month periods due to the utilization of its net operating loss carryforward.

As of June 30, 1998, cash and cash equivalents increased $41,000 from year end 1997. On a daily basis, the Company utilizes a sweep account to minimize its cash on hand which reduces its outstanding balance on its line of credit and its interest expense. Accounts receivable increased $1,658,000 to $6,890,000 from $5,232,000 due to higher sales during the 1998 quarter. Receivable days were averaging 41 days, down from 52 at the end of 1997. Inventory increased $289,000 to $9,545,000 from $9,256,000 at year end 1997 as the Company prepared to resume operations upon return from its annual summer shutdown. Inventory turns were 3.8 compared to 3.9 at year-end 1997. The Company's backlog was approximately 50,000 monitors representing approximately four months sales. It is the Company's experience that approximately 90 percent of backlog results in revenue recognition. During the second quarter of 1998, the Company acquired certain assets of the mechanical coin door division of Coin Controls Incorporated. This acquisition led to the Company recording additional inventory, equipment, tooling and intangible assets of $3,350,000.

As of June 30, 1998, accrued expenses increased $239,000 to $1,121,000 from $882,000 at year end 1997. During the second quarter of 1998, the Company negotiated a new banking agreement with American National Bank. The new three-year banking agreement allows the Company to utilize an unsecured line of credit up to $8,000,000 and a term loan of $3,350,000. Long-term liabilities increased $3,546,000 to $5,346,000 compared to $1,800,000 at December 31, 1997. This increase was attributed to funding of the coin door acquisition which was consummated during the second quarter of 1998. Working capital increased by $1,314,000 since year-end 1997, to $12,229,000, shareholders' equity improved to $2.90 per share and corporate liquidity continues to be strong as evidenced by a current ratio of
3.48 to 1.

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

                        PART II - OTHER INFORMATION

Item 4.    Submission of Matters to a Vote of Security Holders
     A. The annual meeting of stockholders of Wells-Gardner Electronics Corporation was held on April 28, 1998.

     B. Set forth below is the tabulation of the votes on each nominee for election as a director:

                                                  Withhold    Broker
                                   For           Authority   Non-votes
        John R. Blouin          3,623,263          289,081         456
        H. Wayne Harris         3,623,223          289,121         456
        Ira J. Kaufman          3,621,123          291,221         456
        Frank R. Martin         3,622,123          290,221         456
        James J. Roberts, Jr.   3,623,123          289,221         456
        Anthony Spier           3,623,263          289,081         456
        Randall S. Wells        3,622,923          289,421         456
        Ernest R. Wish          3,623,223          289,121         456

     C. Set forth below is the tabulation of the vote on approval of the amendment of the Company's 1998 Incentive Stock Plan:

           For         Against        Withheld        Brokers Nonvotes
        1,739,692      454,406         100,977              1,617,725

     D. Set forth below is the tabulation of the vote to approve the appointment of KPMG Peat Marwick LLP, as independent public accountants of the Company for the current fiscal year:
           For         Against        Withheld       Brokers Nonvotes
        3,892,353       10,620           9,371                   456

Item 6. Exhibits and Reports on Form 8-K
        (a). Exhibits:
             Exhibit 27 - Financial Data Schedule

        (b). Reports on Form 8-K:
             On June 16, 1998 the Company filed Form 8-K, pursuant  to
             Item 2 thereof, due to the purchase of certain assets from Coin Controls, Inc. and Coin Controls Limited.

                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 WELLS-GARDNER ELECTRONICS CORPORATION

Date:  August 3, 1998        By:  /s/ GEORGE B. TOMA
                                 George B. Toma CPA, CMA
                                 Vice President of Finance,
                                 Chief Financial Officer and Treasurer