Form 10-Q
period 1998-09-30
WELLS GARDNER ELECTRONICS CORP
filed 1998-11-12
CIK 105608

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, DC  20549

                               FORM 10-Q

(Mark One)
  [X]  Quarterly Report Pursuant to Section 13 or 15(d) of the
       Securities Exchange Act of 1934 for the quarterly period ended September 30, 1998

                                   or

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

    As of October 30, 1998, 4,282,512 shares of the Common Stock, $1.00 par value of the registrant were outstanding.

                   WELLS-GARDNER ELECTRONICS CORPORATION

                                FORM 10-Q

                  For Quarter Ended September 30, 1998


                     PART I - FINANCIAL INFORMATION


Item 1.
       Index to Financial Statements:

       Condensed Statements of Earnings
          - Three Months Ended September 30, 1998 & 1997 (Unaudited)
          - Nine Months Ended September 30, 1998 & 1997 (Unaudited)

       Condensed Balance Sheets
          - September 30, 1998 (Unaudited) & December 31, 1997 (Audited)

       Condensed Statements of Cash Flows
          - Nine Months Ended September 30, 1998 & 1997 (Unaudited)

       Notes to the Condensed Financial Statements

Item 2.
       Management's Discussion and Analysis of Financial Condition and Results of Operations

                      PART II - OTHER INFORMATION

Item 6.
       Exhibits and Reports on Form 8-K


SIGNATURE

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

WELLS-GARDNER ELECTRONICS CORPORATION
Condensed Statements of Earnings

                                                 (Unaudited)
                                        Three Months Ended September 30,
                                             1998            1997
Net sales                               $  9,965,000     $ 10,555,000


Cost of sales                              8,379,000        8,961,000
Engineering, selling &
administrative expenses                    1,325,000        1,317,000
Other expense, net                           130,000           89,000

Total costs                                9,834,000       10,367,000


Earnings before income taxes                 131,000          188,000
Income taxes                                     ---              ---


Net earnings                            $    131,000     $    188,000


Earnings per share:

Basic net earnings per share            $       0.03     $       0.05
Diluted net earnings per share          $       0.03     $       0.04


Basic average common shares
outstanding                                4,272,644        4,140,416

Diluted average common shares
outstanding                                4,366,658        4,370,703


See accompanying notes to the unaudited condensed financial statements.

WELLS-GARDNER ELECTRONICS CORPORATION
Condensed Statement of Earnings

                                               (Unaudited)
                                      Nine Months Ended September 30,
                                            1998             1997
Net sales                              $ 31,931,000     $ 32,674,000


Cost of sales                            26,701,000       27,464,000
Engineering, selling &
administrative expenses                   4,032,000        4,247,000
Other (income) expense, net                 366,000          218,000

Total costs                              31,099,000       31,929,000


Earnings before income taxes                832,000          745,000

Income taxes                                    ---              ---


Net earnings                           $    832,000     $    745,000


Earnings per share:

Basic net earnings per share           $       0.20     $       0.18
Diluted net earnings per share         $       0.19     $       0.18


Basic average common shares
outstanding                               4,245,596        4,100,396

Diluted average common shares
outstanding                               4,443,117        4,247,463


See accompanying notes to the unaudited condensed financial statements.

WELLS-GARDNER ELECTRONICS CORPORATION
Condensed Balance Sheets

                                                           (Unaudited)               (Audited)
                                                           September 30,            December 31,
                                                               1998                     1997
Assets:
 Current assets:
   Cash & cash equivalents                                 $     75,000             $    150,000
   Accounts receivable (net)                                  5,849,000                5,232,000
   Note receivable                                              225,000                  375,000
   Inventory:
     Raw materials                              5,892,000                6,253,000
     Work in progress                             876,000                  451,000
     Finished goods                             2,772,000                2,552,000
                                                              9,540,000                9,256,000
   Prepaids & other current assets                              274,000                  237,000
     Total current assets                                    15,963,000               15,250,000

 Property, plant & equipment, net                             2,652,000                2,270,000

 Other assets:
   Long-term note receivable                                    317,000                      ---
   Intangible assets (net)                                    2,392,000                      ---
     Total other assets                                       2,709,000                      ---

     Total assets                                          $ 21,324,000             $ 17,520,000


Liabilities:
 Current liabilities:
   Accounts payable                                        $  2,904,000             $  3,453,000
   Accrued expenses                                             989,000                  882,000
   Note payable                                                 447,000                      ---
     Total current liabilities                                4,340,000                4,335,000

 Long-term liabilities:
   Note payable                                               2,903,000                      ---
   Long-term note payable                                     1,500,000                1,800,000
     Total long-term liabilities                              4,403,000                1,800,000

     Total liabilities                                        8,743,000                6,135,000

Shareholders' Equity:
  Common stock-authorized 25,000,000
  shares, $1.00 par value; 4,282,512
  shares issued as of September 30,
  1998 & 4,215,083 shares issued as
  of December 31, 1997                                        4,283,000                4,215,000
  Additional paid in capital                                  1,575,000                1,425,000
  Retained earnings                                           6,765,000                5,933,000
  Unearned compensation                                         (42,000)                (188,000)
     Total shareholders' equity                              12,581,000               11,385,000

     Total liabilities & shareholders' equity              $ 21,324,000             $ 17,520,000

See accompanying notes to the unaudited condensed financial statements.

WELLS-GARDNER ELECTRONICS CORPORATION
Condensed Statements of Cash Flows

                                                                  (Unaudited)
                                                        Nine Months Ended September 30,
                                                            1998           1997
Cash flows from operating activities:
 Net earnings                                          $    832,000   $    745,000
 Adjustments to reconcile net earnings to net
 cash provided by (used in) operating activities:
   Depreciation and amortization                            341,000        294,000
   Amortization of unearned compensation                    146,000        166,000
 Changes in current assets & liabilities (net of
 effective acquistion):
   Accounts receivable                                     (617,000)    (2,670,000)
   Note receivable                                          150,000       (103,000)
   Inventory                                                163,000       (656,000)
   Prepaid expenses & other current assets                  (37,000)       195,000
   Accounts payable                                        (549,000)     1,877,000
   Accrued expenses                                         107,000       (156,000)

Net cash used in operating activities                       536,000       (308,000)


Cash used in investing activities:
   Note receivable                                         (317,000)           ---
   Payment for acquisition                               (3,350,000)           ---
   Additions to property, plant & equipment, net           (212,000)      (214,000)

Net cash used in investing activities                    (3,879,000)      (214,000)


Cash provided by financing activities:
   Borrowings (repayments) - note payable                  (300,000)       375,000
   Proceeds from note payable                             3,350,000            ---
   Proceeds from stock options exercised                    218,000        219,000

Net cash provided by financing activities                 3,268,000        594,000


Net increase in cash & cash equivalents                     (75,000)        72,000
 Cash & cash equivalents at beginning of period             150,000         57,000
 Cash & cash equivalents at end of period              $     75,000   $    129,000


Supplemental cash flow disclosure:
   Interest paid                                       $   290,000    $    165,000
    Taxes paid                                         $    15,000    $        ---

See accompanying notes to the unaudited condensed financial statements.

                 WELLS-GARDNER ELECTRONICS CORPORATION

Notes to the Condensed Financial Statements

1. In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments (consisting of normal recurring accruals), which are necessary for a fair statement of results for the periods presented. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's 1997 Annual Report to shareholders. The results of operations for the quarter and nine months ended September 30, 1998 are not necessarily indicative of the operating results for the full year.

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

The following pro forma amounts for the nine months ended September 30, 1998 and 1997 are presented as if the acquisition of the Business had been made at the beginning of each period presented. Such unaudited pro forma information does not reflect actual results which may have occurred if the acquisition had taken place at the beginning of each period nor is it indicative of results of future operations.

                        Nine Months Ended September 30,
                             1998             1997
Net sales               $ 34,135,000     $ 36,571,000
Net earnings            $    952,000     $    808,000
Earnings per share:
  Basic                 $       0.22     $       0.20
  Diluted               $       0.21     $       0.19

4. Certain 1997 expenses have been reclassified to conform to the presentation in 1998.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Third Quarter & Nine Month Earnings Ended September 30, 1998 and 1997 For the third quarter ended September 30, 1998, net sales decreased
5.6 percent to $9,965,000 from $10,555,000 in the prior year's period, due to an overall slowdown in its international and service sales, while net earnings decreased 30.3 percent to $131,000 from $188,000 in the prior year's period. Gross operating profit, as a percentage of sales was 15.9 percent, or $1,586,000, compared to 15.1 percent, or $1,594,000, for the same period last year. Engineering, selling and administrative expenditures increased $8,000 to $1,325,000 up from $1,317,000 in the third quarter of 1997. Net earnings were $131,000, or three cents per diluted share, compared to $188,000, or four cents per diluted share, for the comparable 1997 quarter. The Company did not recognize any income tax expense in the quarterly periods due to the utilization of its net operating loss carryforward.

For the nine months ended September 30, 1998, net sales decreased 2.3 percent to $31,931,000 from $32,674,000 in the prior year's period, while net earnings increased 11.7 percent to $832,000 from $745,000 in the prior year's period. Gross operating profit, as a percentage of sales, increased to 16.4 percent, or $5,230,000, compared to 15.9 percent, or $5,210,000, for the same period last year. The 1997 results included a one-time royalty adjustment of $112,000 or 3 cents per share. Engineering, selling and administrative expenditures decreased $215,000 to $4,032,000 down from $4,247,000 in the 1997 period as the Company continues to focus on appropriate cost reductions. Net earnings were $832,000, or 19 cents per diluted share, compared to $745,000, or 18 cents per diluted share, for the comparable 1997 period. The Company did not recognize any income tax expense during the six month periods due to the utilization of its net operating loss carryforward.

Liquidity and Capital Resources
As of September 30, 1998, cash and cash equivalents decreased $75,000 from year end 1997. On a daily basis, the Company utilizes a sweep account to minimize its cash on hand which reduces its outstanding balance on its line of credit and its interest expense. Accounts receivable increased $617,000 to $5,849,000 from $5,232,000 due to higher sales during the last month of the 1998 third quarter. Receivable days were averaging 47 days, down from 52 at the end of 1997. Inventory increased $284,000 to $9,540,000 from $9,256,000 at year end 1997 as the Company added the new coin division inventory from its acquisition which took place in the second quarter of 1998. Inventory turns were 3.7 compared to 3.9 at year-end 1997. The Company's backlog was approximately 45,000 monitors representing approximately four months sales. It is the Company's experience that approximately 90 percent of backlog results in revenue recognition. During the second quarter of 1998, the Company acquired certain assets of the mechanical coin door division of Coin Controls Incorporated. This acquisition led to the Company recording additional inventory, equipment, tooling and intangible assets of $3,350,000.

As of June 30, 1998, accrued expenses increased $107,000 to $989,000 from $882,000 at year end 1997. Long-term liabilities increased $2,603,000 to $4,403,000 compared to $1,800,000 at December 31, 1997.
This increase was attributed to funding of the coin door acquisition which was consummated during the second quarter of 1998. Working capital increased by $708,000 since year-end 1997, to $11,623,000, shareholders' equity improved to $2.94 per share and corporate liquidity continues to be strong as evidenced by a current ratio of
3.68 to 1.

Year 2000 Disclosure
The Company has taken actions to understand the nature and extent of the work required to make its' systems, products and infrastructure Year 2000 compliant. The Company does not believe that any material Year 2000 issues exist within its product offerings. To the extent necessary to address material Year 2000 issues, the Company plans to obtain current releases or upgrades from software vendors by the end of the first quarter, 1999. The Company continues to evaluate the estimated costs associated with this work as actual information becomes available. Based on available information, the Company believes that it will be able to manage its total Year 2000 transition without any material adverse effect on its business operations, products, operating results or financial condition.

The Company has not fully determined the extent to which its customers and vendors systems may not be compliant. There can be no assurance that the systems of other companies which the Company deals with will be timely converted or that such failure to convert by another company could not have an adverse effect on the Company's financial position, results of operations or cash flows.

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

PART II - OTHER INFORMATION
Item 6. Exhibits and Reports on Form 8-K
   (a). Exhibits:
        Exhibit 27 - Financial Data Schedule

   (b).  Reports on Form 8-K:
         No reports on Form 8-K were filed during the quarter ended September 30, 1998.


                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 WELLS-GARDNER ELECTRONICS CORPORATION

Date:  November 12, 1998       By:  /s/ GEORGE B. TOMA
                                   George B. Toma CPA, CMA
                                   Vice President of Finance,
                                   Chief Financial Officer and Treasurer