Form 10-K
period 1998-12-31
WELLS GARDNER ELECTRONICS CORP
filed 1999-03-19
CIK 105608

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, DC  20549

                               FORM 10-K

  [X] Annual Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934 for the fiscal year ended December 31, 1998

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

  As of March 12, 1999,  4,293,547   shares of the Common Stock of the
registrant were outstanding.

  While it is difficult to determine the number of shares of stock owned by non affiliates, the registrant estimates that the aggregate market value of the registrant's Common Stock held by non affiliates on March 12, 1999 was approximately $8,949,000. This determination is based upon an estimate that 72.5% of the shares are so owned by non affiliates and upon the closing price for the Common Stock on the American Stock Exchange on such date.

                  DOCUMENTS INCORPORATED BY REFERENCE
                                                              Part
Portions of Annual Report to Shareholders for fiscal year
ended December 31, 1998:                                     I & II
Portions of Proxy Statement for Annual Meeting of
Shareholders to be held on April 27, 1999:                   III

                                PART I
Item 1.  BUSINESS

  (a)  General Development of Business

  Wells-Gardner Electronics Corporation (the "Company") is an ISO 9001 certified video products company which designs, manufactures, assembles and markets color video monitors, video liquid crystal and plasma displays, coin doors and coin mechanisms for a wide variety of markets including, but not limited to, coin-operated video games, lottery and gaming machines, leisure and fitness, automotive, display, intranet, service and video walls. The Company continues to focus on improving the quality of its products to achieve its goal of being the "best-in-class" quality supplier in all its served markets. During 1998, the Company passed its annual quality audit conducted by the ISO 9001 accreditation agency giving the Company certification through January 12, 2001. The Company was incorporated in Illinois in 1925.

  (b)  Narrative Description of Business

  (c)  (i), (ii) and (iii)

  PRODUCTS

   The Company's primary business is the design, manufacture, assembly and marketing of electronic components which consist of video color monitors and displays, coin doors and mechanisms and the bonding of touch sensors to video monitors. The image on a CRT display is produced by magnetically guiding an interruptible stream of electrons against the back of a phosphorescent screen. This stream of electrons scans a series of horizontal lines from the top to the bottom of the screen. When the stream of electrons strikes the back of the screen a bright area is produced and when it is interrupted, a dark area appears. In a medium-resolution unit, the stream of electrons scans the screen in a series of 525 horizontal lines 30 times per second, whereas the series of light and dark areas produced appears as a steady coherent image to the viewer. High-resolution displays scan a greater number of lines at a greater speed, thus producing a clearer image on the screen. CRT video products accounted for approximately 99 percent of revenues in 1998, 1997 and 1996.

  The Company offers a full line of video monitors, with CRT sizes ranging from 13" to 39" with horizontal scan frequencies from 15kHz to 35kHz. In addition to providing standardized products, the Company also customizes electrical and mechanical applications to meet specific customer requirements. The Company's line of color display monitors have been redesigned over the past years for higher performance and lower per unit cost. In 1998, the Company released 10 new voltage free products which allow the products to be plugged in anywhere in the world. As a compliment to its core product line, the Company also offers a wide variety of mechanical coin doors and coin mechanisms. The Company also optically bonds touch screen sensors to the face of the monitors to allow the user of a CRT video monitor to interact with a computer program by touching a video screen.


  The Company's sales are comprised of  five main applications:

                             1998    1997    1996
          Amusement           38%     44%     49%
          Gaming              22%     20%     17%
          Service & Coin      20%     15%     11%
          Leisure / Fitness    9%     12%     13%
          Display / Other     11%      9%     10%
                  Totals     100%    100%    100%

  MANUFACTURING AND ASSEMBLY

  The Company's production activities consist primarily of wiring printed circuit boards, assembling finished units (and to a limited extent subassemblies), aligning, testing and optically bonding touch sensors. The Company manufactures a limited range of electronic components and coin doors and mechanisms and therefore relies on outside sources for the majority of the other required components. A limited number of sources are available for such electronic components and the other raw materials. Two sources supply the Company with almost all of the chassis subassemblies for its two-dimensional color game monitors. Chassis subassemblies are contracted off-shore based on custom designs developed by the Company. As the Company believes is characteristic of other manufacturers in its industry, it has been confronted with long lead times and cost pressures.

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

  (c) (iv) The Company is licensed on a non-exclusive basis under certain patents owned by RCA Corporation, covering the technical and electrical design of color display and video monitor chassis. Fees under these licenses are based on the number of units shipped and amounted to less than 0.2% of total 1998 revenue. Although certain of these licenses may expire in the future, it has been the practice of the Company to renew such licenses on substantially the same terms. However, failure of the Company to obtain renewal of any of these licenses could have a materially adverse effect on the Company's business, financial condition and results of operations.

  (c) (v)    The Company's business is generally not seasonal.

  (c) (vi)   The Company has no unique or unusual  practices  relating
to working capital items.

  (c) (vii)  The  Company's  largest  customer   accounted  for  total
revenues of 33%, 34% and 18% in 1998, 1997 and 1996, respectively.

  (c) (viii) The Company's 1998 year-end backlog was approximately 34,000 monitors representing approximately three months sales. It is the Company's experience that well over 90 percent of backlog results in revenue recognition.

  (c) (ix)   No material portion of the Company's business is  subject
to re-negotiation of profits or termination of contracts or subcon-tracts at the election of the Government.

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

  (c) (xi) During 1998, the Company spent approximately $1,536,000 for product engineering, research and development costs, compared to $1,786,000 in 1997 and $1,701,000 in 1996.

  (c) (xii) Compliance with federal, state and local provisions which have been enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, has no material effect upon the capital expenditures, earnings and competitive position of the Company.

  (c) (xiii) At December 31, 1998, the Company employed approxi mately 199 persons. The Company believes its relationship with its employees is satisfactory.

  (d) Export sales were 21 percent of s ales in 1998, 22 percent in 1997 and 24 percent in 1996.

Item 2.  PROPERTIES

  The Company's plant, which is owned by the Company, is located at 2701 North Kildare Avenue in Chicago, Illinois. It has approximately 207,000 square feet of floor space. Not less than 100,000 of the 207,000 square feet of the plant are at any time dedicated to production. Offices for engineering, sales and administration are also located at that facility. The plant is in good condition, is well maintained, and currently has excess production capacity. In 1998, the plant operated at an average 59 percent capacity. The plant is not subject to any material encumbrance.

Item 3.  LEGAL PROCEEDINGS

  None

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  No matters were submitted to a vote of the Company's shareholders during the fourth quarter of 1998.

                 EXECUTIVE OFFICERS OF THE REGISTRANT

                                                                     Year First
                                                                    Elected As An
     Name                         Office                  Age     Executive Officer
Anthony Spier        Chairman of the Board, President
                     and Chief Executive Officer           55           1994

Randall S. Wells     Executive Vice President and
                     General Manager                       47           1980

George B. Toma       Vice President of Finance,
                     Chief Financial Officer and
                     Treasurer                             31           1996

John S. Pircon       Vice President of Marketing           40           1994

Mark E. Komorowski   Vice President of Service and Coin    33           1994

Kathleen E. Hoppe    Director of Information Technology    53           1994

Gene Ahner           Director of Human Resources
                     and Corporate Secretary               62           1994

Larry Mahl           Director of Materials                 51           1989

Eric Slagh           Director of Quality                   33           1997

Jeff Sterling        Vice President of Engineering         40           1998

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

Mark E. Komorowski joined the Company in 1990 and was elected as Vice President in April, 1996. Prior to this election, Mr. Komorowski held the position of Controller. Prior to joining the Company, Mr. Komorowski was an auditor with Laventhol & Horwath.

Eric Slagh joined the Company as Director of Quality in May, 1997. Prior to joining the Company, Mr. Slagh was Quality Assurance Manager at Danfoss Electronic Drives.

Jeff Sterling joined the Company as  Vice President of Engineering  in
November, 1998.    Prior to  joining  the Company,  Mr.  Sterling  was
Development Director of Commercial Products at Zenith Electronics.


                               PART II

Item 5.  MARKET  FOR  THE  REGISTRANT'S COMMON  STOCK  AND  RELATED
STOCKHOLDERS MATTERS.

  The information required by this Item is set forth in Exhibit 13 under the caption "Common Share Market Price," which information is contained in the Company's Annual Report to Shareholders for the year ended December 31, 1998, and which information is hereby incorporated herein by reference.

Item 6.  SELECTED FINANCIAL DATA

  The information required by this Item is set forth in Exhibit 13 under the caption "Selected Financial Data," which information is contained in the Company's Annual Report to Shareholders for the year ended December 31, 1998, and which information is hereby incorporated herein by reference.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The information required by this Item  is set forth in   Exhibit 13
under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" which information is contained in the Company's Annual Report to Shareholders for the year ended December 31, 1998, and which information is hereby incorporated herein by reference.

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

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  The following financial statements together with the notes thereto are set forth in Exhibit 13, which information is contained in the Company's Annual Report to Shareholders for the year ended December
31,  1998  and  which   information  hereby  incorporated  herein  by
reference.

Balance Sheets as of December 31, 1998 and 1997

Statements of Earnings  for years ended  December 31,  1998, 1997  and
1996

Statements of Shareholders' Equity for years ended December 31, 1998, 1997 and 1996 Statements of Cash Flows for years ended December 31, 1998, 1997 and 1996

Notes to Financial Statements

Independent Auditors' Report

  Quarterly financial data for the years ended December 31, 1998 and 1997 are set forth in Exhibit 13 in Note 13 of "Notes to Financial Statements" and are contained in the Company's Annual Report to Shareholders for the year ended December 31, 1998, which information is hereby incorporated herein by reference.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None

                               PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  a.  Directors
  The information required by this Item is set forth in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on April 27, 1999, under the captions "Election of Directors" and "Compliance with Section 16(a) of the Exchange Act," which information is hereby incorporated herein by reference.

  b.  Executive Officers
  Reference is made to "Executive Officers of the Registrant" in Part
I hereof.

Item 11.  EXECUTIVE COMPENSATION

  The information required by this Item is set forth in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on April 27, 1999, under the captions "Summary Compensation Table," "Option Grants in 1998," "Aggregated Option Exercises in 1998 and Option Values at December 31, 1998," "Report of Board of Directors on Compensation," and "Compensation Committee Interlocks and Insider Participation," which information is hereby incorporated herein by reference.

Item  12.  SECURITY  OWNERSHIP   OF  CERTAIN  BENEFICIAL  OWNERS   AND
MANAGEMENT

  The information required by this Item is set forth in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on April 27, 1999, under the caption "Securities Beneficially Owned by Principal Shareholders and Management," which information is hereby incorporated herein by reference.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  The Information required by this Item is set forth in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on April 27, 1999, under the caption "Compensation Committee Interlocks and Insider Participation," which information is hereby incorporated herein by reference.

                               PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM
8-K

  a. (1)   Financial Statements    The  information required  by this
Item is set forth in Part II, Item 8 of this Report. The Independent Auditors Report is set forth following the Financial Statement Schedule referred to under (2) below.

  (2)  Financial  Statement Schedules    The information  required by
this Item is set forth following the signature page of this Report.

  (3)  Exhibits

The following exhibits are filed herewith:

  3.1. Articles of Incorporation of the Company, as amended, filed as Exhibit 3.1 of the Company's Annual Report on Form 10-K for the year ended December 31, 1994 and incorporated herein by reference.

  3.2. By-Laws of the Company, as amended, filed as Exhibit 3.2 of the Company's Annual Report on Form 10-K for the year ended December 31, 1994 and incorporated herein by reference.

  10.1*.   Amended  Employment  Agreement  dated February  29,  1996, between the Company and Anthony Spier and incorporated herein by reference.

  10.2. License Agreement dated January 1, 1995, between the Company and RCA Corporation and incorporated herein by reference.

  10.3. Agreement dated July 1, 1997, between t he Company and Local 1031, I.B.E.W., AFL-CIO, and incorporated herein by reference.

  10.4*. Wells-Gardner Electronics Corporation Employee 401K Plan dated January 1, 1990 and Amendment 1 dated February 11, 1992, and Amendment 2 dated January 20, 1994, filed as Exhibit 10.10 of the Company's Annual Report on Form 10-K for the year ended December 31, 1993 and incorporated herein by reference.

  10.5*.   Wells-Gardner  Electronics  Corporation  1996  Nonemployee
Director Plan, filed as Annex A to the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on April 23, 1996 and incorporated herein by reference.

  10.6*. Wells-Gardner Electronics Corporation Amended and Restated Incentive Stock Plan, as amended and filed as Exhibit 4.1 of the Company's Form S-8, dated August 21, 1998.

  10.7. Credit Agreements dated June 5, 1998, between American National Bank and Trust Company and the Company, filed as Exhibits 2.2, 2.3, 2.4 and 2.5 of the Company's Form 8K/A dated August 5, 1998 and incorporated herein by reference.

  10.8. Amended and Restated Sales Representative Agreement dated December 9, 1998 and incorporated by reference in this Annual Report on Form 10-K.

  10.9. Guaranty Agreement dated December 9, 1998, between James J. Roberts Jr., John R. Blouin and the Company and incorporated by reference in this Annual Report on Form 10-K.

  10.10. Promissory Note dated December 9, 1998, between James Industries, James J. Roberts Jr., John R. Blouin and the Company and incorporated by reference in this Annual Report on Form 10-K.

  10.11. Voting Rights Agreement dated December 9, 1998, among the Company, Anthony Spier, Randall S. Wells, John R. Blouin, James J. Roberts, Jr. and James Industries, Inc. and incorporated by reference in this Annual Report on Form 10-K.

  13. Certain portions of the Company's Annual Report to Shareholders for the year ended December 31, 1998 as specified in Part I and II hereof to be incorporated by reference in this Annual Report on Form 10-K.

  23.  Consent of KPMG LLP.

  27.  Financial Data Schedule

  *Management contract or compensatory plan or arrangement.

  b.  Reports on Form 8-K   No reports on Form 8-K  were filed during
the last quarter ended December 31, 1998.

                              SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Secu-rities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                WELLS-GARDNER ELECTRONICS CORPORATION

By: /S/ ANTHONY SPIER
    Anthony Spier            Chairman of the Board,
                             President and Chief
                             Executive Officer       February 10, 1999

    /S/ GEORGE B. TOMA
    George B. Toma CPA, CMA  Vice President of
                             Finance, Chief
                             Financial Officer and
                             Treasurer               February 10, 1999


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated.

Signature                         Title                    Date

/S/ ANTHONY SPIER
Anthony Spier                Chairman of the Board,
                             President and Chief
                             Executive Officer       February 10, 1999

/S/ JOHN R. BLOUIN
John R. Blouin               Director                February 10, 1999

/S/ MARSHALL L. BURMAN
Marshall L. Burman           Director                February 10, 1999

/S/ IRA J. KAUFMAN
Ira J. Kaufman               Director                February 10, 1999

/S/ FRANK R. MARTIN
Frank R. Martin              Director                February 10, 1999

/S/ JAMES J. ROBERTS, JR.
James J. Roberts, Jr.        Director                February 10, 1999

/S/ RANDALL S. WELLS
Randall S. Wells             Director                February 10, 1999

/S/ ERNEST R. WISH
Ernest R. Wish               Director                February 10, 1999

                          FINANCIAL SCHEDULE

  Schedules not  included with  this addi tional financial  data have
been  omitted  because  they  are  not  applicable  or  the   required
information is shown in the financial statements or notes thereof.


SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

ALLOWANCE FOR DOUBTFUL ACCOUNTS

          Balance at
          Beginning       (1)          (2)         Balance at
  Year    of Period    Additions    Deductions    End of Period

  1996      297,866       10,000       200,933          106,933

  1997      106,933      175,000        17,633          264,300

  1998      264,300       36,133       215,433           85,000

(1) Provision for bad debt.
(2) Accounts receivable written off against the allowance.