Form 10-Q
period 1999-03-31
WELLS GARDNER ELECTRONICS CORP
filed 1999-05-13
CIK 105608

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, DC  20549

                               FORM 10-Q

(Mark One)
  [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934 for the quarterly period ended March 31, 1999

                                   or

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

    As of May 13, 1999, 4,514,227 shares of the Common Stock, $1.00 par value of the registrant were outstanding.

                  WELLS-GARDNER ELECTRONICS CORPORATION

                                FORM 10-Q

                    For Quarter Ended March 31, 1999


                     PART I - FINANCIAL INFORMATION


Item 1.
       Index to Financial Statements:

       Condensed Statements of Operations
            - Three Months Ended March 31, 1999 & 1998

       Condensed Balance Sheets
            - March 31, 1999 & December 31, 1998

       Condensed Statements of Cash Flows
            - Three Months Ended March 31, 1999 & 1998

       Notes to the Condensed Financial Statements

Item 2.
       Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 3.
       Quantitative and Qualitative Disclosures About Market Risk


                      PART II - OTHER INFORMATION

Item 6.
       Exhibits and Reports on Form 8-K


SIGNATURE

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

WELLS-GARDNER ELECTRONICS CORPORATION
Condensed Statements of Operations


                                             Three Months Ended March 31,
                                                1999           1998
Net sales                                   $ 9,207,000    $ 8,983,000

Cost of sales                                 7,934,000      7,543,000
Engineering, selling & administrative
expenses                                      1,401,000      1,216,000
Other expense, net                              117,000         70,000

Total costs                                   9,452,000      8,829,000


Earnings (loss) before income taxes            (245,000)       154,000
Income taxes                                       ---             ---


Net earnings (loss)                         $  (245,000)   $   154,000


Earnings (loss) per share:

Basic net earnings (loss) per share         $     (0.05)   $      0.03

Diluted net earnings (loss) per share       $     (0.05)   $      0.03


Basic average common shares outstanding *     4,503,472      4,436,812

Diluted average common shares outstanding        N/A         4,722,915


See accompanying notes to the unaudited condensed financial statements.

* Shares outstanding have been adjusted to reflect the 5% stock dividend declared on March 16, 1999.

WELLS-GARDNER ELECTRONICS CORPORATION
Condensed Balance Sheets


                                                            March 31,               December 31,
                                                              1999                     1998
Assets:
 Current assets:
   Cash & cash equivalents                               $    803,000              $     26,000
   Accounts receivable (net)                                5,771,000                 5,149,000
   Note receivable                                            238,000                   233,000
   Inventory:
     Raw materials                           5,325,000                  6,225,000
     Work in progress                        1,826,000                    440,000
     Finished goods                          1,939,000                  1,914,000
                                                            9,090,000                 8,579,000
   Prepaids & other current assets                            422,000                   428,000

     Total current assets                                  16,324,000                14,415,000

 Property, plant & equipment, net                           2,611,000                 2,649,000

 Other assets:
   Long-term note receivable                                  194,000                   255,000
   Intangible assets (net)                                  2,308,000                 2,352,000

     Total other assets                                     2,502,000                 2,607,000

     Total assets                                        $ 21,437,000              $ 19,671,000


Liabilities:
 Current liabilities:
   Accounts payable                                      $  3,141,000              $  2,548,000
   Accrued expenses                                           809,000                 1,053,000
   Note payable                                               670,000                   614,000

     Total current liabilities                              4,620,000                 4,215,000

 Long-term liabilities:
   Notes payable                                            4,318,000                 2,736,000

     Total liabilities                                      8,938,000                 6,951,000

Shareholders' Equity:
   Common stock-authorized 25,000,000
   shares, $1.00 par value; 4,509,322
   shares issued as of March 31, 1999
   & 4,500,641 shares issued as of
   December 31, 1998                                        4,509,000                 4,501,000
   Additional paid in capital                               1,945,000                 1,929,000
   Retained earnings                                        6,045,000                 6,290,000
     Total shareholders' equity                            12,499,000                12,720,000

     Total liabilities & shareholders' equity            $ 21,437,000              $ 19,671,000

See accompanying notes to the unaudited condensed financial statements.

WELLS-GARDNER ELECTRONICS CORPORATION
Condensed Statements of Cash Flows


                                                        Three Months Ended March 31,
                                                             1999            1998
Cash flows from operating activities:
 Net earnings (loss)                                    $   (245,000)   $    154,000
 Adjustments to reconcile net earnings (loss) to net
 cash provided by (used in) operating activities:
   Depreciation and amortization                             157,000          85,000
   Amortization of unearned compensation                         ---          18,000
 Changes in current assets & liabilities
 (net of effect of acquistion):
   Accounts receivable                                      (622,000)       (662,000)
   Note receivable                                            (6,000)        161,000
   Inventory                                                (510,000)       (616,000)
   Prepaid expenses & other current assets                     5,000        (124,000)
   Accounts payable                                          593,000        (305,000)
   Accrued expenses                                         (244,000)       (307,000)
Net cash used in operating activities                       (872,000)     (1,596,000)

Cash used in investing activities:
   Note receivable                                            61,000        (432,000)
   Additions to property, plant & equipment, net             (75,000)        (22,000)
Net cash used in investing activities                        (14,000)       (454,000)

Cash provided by financing activities:
   Borrowings - note payable                               1,638,000       1,875,000
   Proceeds from stock purchase plan                           7,000             ---
   Proceeds from stock options exercised                      18,000          64,000
Net cash provided by financing activities                  1,663,000       1,939,000

Net increase in cash & cash equivalents                      777,000        (111,000)
 Cash & cash equivalents at beginning of period               26,000         150,000
 Cash & cash equivalents at end of period                    803,000          39,000


Supplemental cash flow disclosure:
   Interest paid                                        $     81,000    $     76,000
   Taxes paid                                           $        ---    $     10,000

See accompanying notes to the unaudited condensed financial statements.

                  WELLS-GARDNER ELECTRONICS CORPORATION

Notes to the Condensed Financial Statements

1. In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments, consisting of normal recurring adjustments, which are necessary for a fair presentation of the financial position and results of operations for the periods
presented.  Certain information  and  footnote  disclosures   normally
included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed financial statements should be read in conjunction with the audited financial statements and notes thereto
included in the Company's  1998  Annual Report  to shareholders.   The
results of operations for the first quarter ended March 31, 1999 are not necessarily indicative of the operating results for the full year.

2. On March 16, 1999, the Company declared a five percent (5%) stock dividend payable to all common stock shareholders of record on April 13, 1999. Shares outstanding for all periods presented have been adjusted to reflect the five percent (5%) stock dividend.

3. Basic earnings per share is based on the weighted average number of shares outstanding whereas diluted earnings per share in 1998 includes the dilutive effect of unexercised common stock equivalents. Both basic and diluted earnings per share reflect the declared stock dividend as referenced in note 2.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

First Quarter Ended March 31, 1999 and 1998
For the first quarter ended March 31, 1999, net sales increased 2.5 percent to $9,207,000 from $8,983,000 in the prior year's period. Included in the 1999 results are sales of approximately $700,000 relating to coin doors, a product line which was acquired in June, 1998. Gross operating margin, as a percentage of sales was 13.8 percent, or $1,273,000, compared to 16.0 percent, or $1,440,000, for the same period last year. The decrease in gross operating margin is attributed to lower sales in the Company's service business, lower first quarter production which caused weak overhead absorption and an overall increase in the Company's inventory reserve. Engineering, selling and administrative expenditures increased $185,000 to $1,401,000 from $1,216,000 in the first quarter of 1998. The increase is attributed to additional costs associated with new market and product development, investments in Y2K compliance, e-commerce and information systems upgrades and various separation costs. The Company reported a net loss of $245,000, or five cents per basic and diluted share, compared to net earnings of $154,000, or three cents per basic and diluted share, for the comparable 1998 quarter. The Company did not recognize any income tax expense in the quarterly periods due to the utilization of its net operating loss carryforward.

Liquidity and Capital Resources
As of March 31, 1999, cash and cash equivalents increased $777,000 from year end 1997. This increase was due to a timing difference
caused by  a  deposit in  transit.   On  a  daily basis,  the  Company
utilizes a sweep account to minimize its cash on hand which reduces its outstanding balance on its line of credit and its interest expense. Accounts receivable increased $622,000 to $5,771,000 from
$5,149,000 due to higher sales during the last month of the 1999 quarter. Receivable days were averaging 45 days, comparable to 44 at the end of 1998. Inventory increased $511,000 to $9,090,000 from $8,579,000 at year end 1998 as the Company procured additional material for its second quarter production. Inventory turns were 3.5 compared to 4.2 at year-end 1998. At the end of the first quarter, 1999, the Company's backlog was up 44 percent from the end of 1998. It is the Company's experience that approximately 90 percent of backlog results in revenue recognition. Accounts payable increased $593,000 to $3,141,000 from $2,548,000 at year end 1998. The increase is attributed to additional purchases made during the last month of the 1999 quarter. Long-term liabilities increased $1,582,000 to $4,318,000 compared to $2,736,000 at December 31, 1998. This increase was attributed to the note payable carried by the Company to fund operations. Working capital increased by $1,504,000 since year-end 1998, to $11,704,000, shareholders' equity was $2.77 per share and corporate liquidity continues to be strong as evidenced by a current ratio of 3.53 to 1.

Year 2000 Disclosure
The term Y2K is used to refer to a worldwide computer-related problem where software programs and embedded programs in microprocessors will not work properly when processing a date greater than December 31, 1999. This problem results from using two digits to denote the third and fourth digit of a four-digit year whereas a program assumes 19 to be the first two digits. Many existing programs will continue to assume the 19 as the first and second digit while a 20 or greater is required. A method of fixing the problem is for all years to be denoted in a four-digit field and the programs to recognize all four digits as the year. This Y2K problem has resulted in significant worldwide concern about the future operations of businesses and other institutions.

The majority of the systems utilized by the Company have already been made Y2K compliant in an undertaking which began in 1997. The balance of the Company's systems are planned to be compliant by the second quarter of 1999. Management believes that there are no Y2K issues with respect to the functionality of any products sold in the past or expected to be sold in the future. The unknown area of Y2K related exposure is with the Company's suppliers. Although management has began a program of supplier inquiry and evaluation to assess the potential problem, management cannot make a determination as to the suppliers' level of Y2K compliance at this time. There can be no assurance that the systems of other companies which the Company deals with will be timely converted or that such failure to convert by another company could not have an adverse effect on the Company's financial position, results of operations or cash flows. Currently, no material compliance costs are expected to be incurred and management expects to make contingency plans as necessary.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk There have been no material changes in the Company's market risk during the three month period ended March 31, 1999. For additional information refer to Item 7 in the Company's Annual Report in form 10-K for the year ended December 31, 1998.

                        PART II - OTHER INFORMATION

  Item 6. Exhibits and Reports on Form 8-K
        (a). Exhibits:
             Exhibit 27 - Financial Data Schedule

        (b). Reports on Form 8-K:
             No reports on Form 8-K were filed during the quarter ended March 31, 1999.


                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 WELLS-GARDNER ELECTRONICS CORPORATION

Date:  May 13, 1999              By:  /s/ GEORGE B. TOMA
                                      George B. Toma CPA, CMA
                                      Vice President of Finance, Chief
                                      Financial Officer and Treasurer