Form 10-Q
period 1999-06-30
WELLS GARDNER ELECTRONICS CORP
filed 1999-08-11
CIK 105608

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, DC  20549

                               FORM 10-Q

(Mark One)
  [X] Quarterly Report Pursuant to Section 13 or 15(d) of the
      Securities Exchange Act of 1934 for the quarterly period ended
      June 30, 1999

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

    As of July 31, 1999, 4,516,465 shares of the Common Stock, $1.00 par value of the registrant were outstanding.

                  WELLS-GARDNER ELECTRONICS CORPORATION

                                FORM 10-Q

                     For Quarter Ended June 30, 1999


                     PART I - FINANCIAL INFORMATION


Item 1.
     Index to Financial Statements:

     Condensed Statements of Earnings
          - Three Months Ended June 30, 1999 & 1998
          - Six Months Ended June 30, 1999 & 1998

     Condensed Balance Sheets
          - June 30, 1999 & December 31, 1998

     Condensed Statements of Cash Flows
          - Six Months Ended June 30, 1999 & 1998

     Notes to the Condensed Financial Statements

Item 2.
     Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3.
     Quantitative and Qualitative Disclosures About Market Risk


                      PART II - OTHER INFORMATION
Item 4.
     Submission of Matters to a Vote of Security Holders

Item 6.
     Exhibits and Reports on Form 8-K


SIGNATURE

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

WELLS-GARDNER ELECTRONICS CORPORATION
Condensed Statements of Earnings

                                            Three Months Ended June 30,
                                               1999            1998
Net sales                                   $ 11,034,000   $ 12,983,000


Cost of sales                                  9,149,000     10,686,000
Engineering, selling & administrative
expenses                                       1,388,000      1,584,000
Other expense, net                                92,000        166,000

Total costs                                   10,629,000     12,436,000


Earnings before income taxes                     405,000        547,000
Income taxes                                         ---            ---

Net earnings                                $    405,000   $    547,000



Earnings per share:

Basic net earnings per share                $       0.09   $       0.12
Diluted net earnings per share              $       0.09   $       0.12



Basic average common shares outstanding *      4,512,980      4,456,149

Diluted average common shares outstanding *    4,535,762      4,658,200



See accompanying notes to the unaudited condensed financial statements.

* Shares outstanding have been adjusted to reflect the 5% stock dividend paid to all shareholders of record as of April 13, 1999.

WELLS-GARDNER ELECTRONICS CORPORATION
Condensed Statements of Earnings

                                             Six Months Ended June 30,
                                                1999           1998
Net sales                                   $ 20,241,000   $ 21,965,000


Cost of sales                                 17,083,000     18,228,000
Engineering, selling & administrative
expenses                                       2,790,000      2,800,000
Other expense, net                               209,000        236,000

Total costs                                   20,082,000     21,264,000


Earnings before income taxes                     159,000        701,000
Income taxes                                         ---            ---

Net earnings                                $    159,000   $    701,000



Earnings per share:

Basic net earnings per share                $       0.04   $       0.16
Diluted net earnings per share              $       0.04   $       0.15



Basic average common shares outstanding *      4,508,210      4,446,491

Diluted average common shares outstanding *    4,532,946      4,694,032


See accompanying notes to the unaudited condensed financial statements.

* Shares outstanding have been adjusted to reflect the 5% stock dividend paid to all shareholders of record as of April 13, 1999.

WELLS-GARDNER ELECTRONICS CORPORATION
Condensed Balance Sheets

                                                           June 30,               December 31,
                                                            1999                     1998
Assets:
 Current assets:
   Cash & cash equivalents                              $    133,000             $     26,000
   Accounts receivable (net)                               4,679,000                5,149,000
   Note receivable                                           244,000                  232,000
   Inventory:
     Raw materials                            6,636,000               6,226,000
     Work in progress                         1,028,000                 440,000
     Finished goods                           3,741,000               1,914,000
                                                          11,405,000                8,580,000
   Prepaids & other current assets                           364,000                  428,000
     Total current assets                                 16,825,000               14,415,000

   Property, plant & equipment, net                        2,538,000                2,649,000

 Other assets:
   Long-term note receivable                                 130,000                  255,000
   Intangible assets (net)                                 2,269,000                2,352,000
     Total other assets                                    2,399,000                2,607,000

     Total assets                                       $ 21,762,000             $ 19,671,000


Liabilities:
 Current liabilities:
   Accounts payable                                     $  3,611,000             $  2,548,000
   Accrued expenses                                          883,000                1,053,000
   Note payable                                              670,000                  614,000
     Total current liabilities                             5,164,000                4,215,000

 Long-term liabilities:
   Notes payable                                           3,676,000                2,736,000

   Total liabilities                                       8,840,000                6,951,000

Shareholders' Equity:
   Common stock-authorized 25,000,000
   shares, $1.00 par value; 4,516,465
   shares issued as of June 30, 1999
   & 4,285,912 shares issued as of
   December 31, 1998                                       4,516,000                4,286,000
   Additional paid in capital                              1,809,000                1,527,000
   Retained earnings                                       6,597,000                6,907,000
     Total shareholders' equity                           12,922,000               12,720,000

     Total liabilities & shareholders' equity           $ 21,762,000             $ 19,671,000

See accompanying notes to the unaudited condensed financial statements.

WELLS-GARDNER ELECTRONICS CORPORATION
Condensed Statements of Cash Flows

                                                          Six Months Ended June 30,
                                                             1999            1998
Cash flows from operating activities:
 Net earnings                                          $     159,000   $    701,000
 Adjustments to reconcile net earnings to net
 cash provided by (used in) operating activities:
   Depreciation and amortization                             311,000        187,000
   Amortization of unearned compensation                        ---          85,000
 Changes in current assets & liabilities
  (net of effects of acquistion):
   Accounts receivable                                       470,000     (1,658,000)
   Note receivable                                           (12,000)       156,000
   Inventory                                              (2,826,000)       153,000
   Prepaid expenses & other current assets                    64,000        (80,000)
   Accounts payable                                        1,063,000         80,000
   Accrued expenses                                         (170,000)       239,000
Net cash used in operating activities                       (941,000)      (137,000)


Cash provided by (used in) investing activities:
   Note receivable                                           125,000       (375,000)
   Acquisition                                                   ---     (3,350,000)
   Additions to property, plant & equipment, net            (116,000)       (72,000)
Net cash provided by (used in) investing activities            9,000     (3,797,000)


Cash provided by financing activities:
   Borrowings - note payable                                 996,000        475,000
   Proceeds from stock purchase plan                          18,000            ---
   Proceeds from note payable                                    ---      3,350,000
   Proceeds from stock options exercised                      25,000        150,000
Net cash provided by financing activities                  1,039,000      3,975,000


Net increase in cash & cash equivalents                      107,000         41,000
 Cash & cash equivalents at beginning of period               26,000        150,000
 Cash & cash equivalents at end of period              $     133,000   $    191,000

Supplemental cash flow disclosure:
  Interest paid                                        $     166,000   $    183,000
  Taxes paid                                           $         ---   $     15,000

See accompanying notes to the unaudited condensed financial statements.

                  WELLS-GARDNER ELECTRONICS CORPORATION

Notes to the Condensed Financial Statements
1. In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments, consisting of normal recurring adjustments, which are necessary for a fair presentation of the financial position and results of operations for the periods presented. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or
omitted.   These  condensed financial  statements should  be  read in conjunction with the audited financial statements and notes thereto included in the Company's 1998 Annual Report to shareholders. The results of operations for the first six months ended June 30, 1999 are not necessarily indicative of the operating results for the full year.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Second Quarter Ended June 30, 1999 and 1998
For the second quarter ended June 30, 1999, net sales decreased 15.0 percent to $11,034,000 from $12,983,000 in the prior year's period. Included in the 1999 results are sales of approximately $900,000 relating to coin doors, a product line which was acquired in June, 1998. Gross operating margin, as a percentage of sales was 17.1 percent, or $1,885,000, compared to 17.7 percent, or $2,297,000, for the same period last year. Engineering, selling and administrative expenditures decreased $196,000 to $1,388,000 from $1,584,000 in the second quarter of 1998. The Company reported net earnings of $405,000, or 9 cents per basic and diluted share, compared to net earnings of $547,000, or 12 cents per basic and diluted share, for the comparable 1998 quarter. The Company did not recognize any income tax expense in the quarterly periods due to the utilization of its net operating loss carryforward.

Six Months Ended June 30, 1999 and 1998
For the six months ended June 30, 1999, net sales decreased 7.8 percent to $20,241,000 from $21,965,000 in the prior year's period. Included in the 1999 results are sales of approximately $1,600,000 relating to coin doors, a product line which was acquired in June, 1998. Gross operating margin, as a percentage of sales was 15.6 percent, or $3,158,000, compared to 17.0 percent, or $3,737,000, for the same period last year. The decrease in gross operating margin is attributed to lower sales in the Company's amusement, intranet and data display markets, and lower production which caused weak overhead absorption. Engineering, selling and administrative expenditures decreased $10,000 to $2,790,000 from $2,800,000 in the first six months of 1998. The Company reported net earnings of $159,000, or 4 cents per basic and diluted share, compared to net earnings of $701,000, or 16 cents per basic share and 15 cents per diluted share, for the comparable 1998 period. The Company did not recognize any income tax expense in the six month periods due to the utilization of its net operating loss carryforward.

Liquidity and Capital Resources
As of June 30, 1999, cash and cash equivalents increased $107,000 from year end 1998. This increase was due to a timing difference caused by a deposit in transit. On a daily basis, the Company utilizes a sweep account to minimize its cash on hand which reduces its outstanding balance on its line of credit and its interest expense. Accounts receivable decreased $470,000 to $4,679,000 from $5,149,000 due to aggressive collection efforts. Receivable days were averaging 39, comparable to 44 at the end of 1998. Inventory increased $2,825,000 to $11,405,000 from $8,580,000 at year end 1998 as the Company built up additional inventory and materials for its summer shutdown which occurs the first two weeks of July. Inventory turns were 3.2 compared to 4.2 at year-end 1998. The Company's backlog was approximately 35,000 units, representing approximately three months sales. It is the Company's experience that approximately 90 percent of backlog results in revenue recognition. Accounts payable increased $1,063,000 to $3,611,000 from $2,548,000 at year end 1998. The increase is attributed to additional purchases made during the last month of the 1999 quarter to procure material for production. Long-term liabilities increased $940,000 to $3,676,000 compared to $2,736,000 at December 31, 1998. This increase was attributed to the $1,275,000 note payable on the Company's books to fund operations. Working capital increased by $1,461,000 since year-end 1998, to $11,661,000, shareholders' equity was $2.86 per share and corporate liquidity continues to be strong as evidenced by a current ratio of 3.26 to 1.

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

The majority of the systems utilized by the Company have already been made Y2K compliant in an undertaking which began in 1997. The balance of the Company's systems are planned to be made compliant by the third quarter of 1999. Management believes that there are no Y2K issues with respect to the functionality of any products sold in the past or expected to be sold in the near future. The unknown area of Y2K related exposure is with the Company's suppliers. Although management has began a program of supplier inquiry and evaluation to assess the potential problem, management cannot make a determination as to the suppliers' level of Y2K compliance at this time. There can be no assurance that the systems of other companies which the Company deals with will be timely converted or that such failure to convert by another company could not have an adverse effect on the Company's financial position, results of operations or cash flows. Currently, no material compliance costs are expected to be incurred and Management expects to make contingency plans as necessary.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the Company's market risk during the six month period ended June 30, 1999. For additional information refer to Item 7 in the Company's Annual Report in form 10-K for the year ended December 31, 1998.

                        PART II - OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders
     A. The annual meeting of stockholders of Wells-Gardner Electronics Corporation was held on April 27, 1999.

     B. Set forth below is the tabulation of the votes on each nominee for election as a director:

                                            Withhold      Broker
                                  For       Authority     Non-votes
      John R. Blouin           4,008,038       83,370         0
      Marshall L. Burman       4,008,238       83,170         0
      Jerry Kalov              4,009,938       81,470         0
      Ira J. Kaufman           4,009,038       82,370         0
      Frank R. Martin          4,010,938       80,470         0
      James J. Roberts, Jr.    4,007,538       83,870         0
      Anthony Spier            4,003,738       87,670         0
      Randall S. Wells         4,011,038       80,370         0
      Ernest R. Wish           4,007,638       83,770         0

     C. Set forth below is the tabulation of the vote on approval of the adoption of the Company's 1999 Stock Purchase Plan:

          For         Against        Withheld         Brokers Nonvotes
        2,376,910     140,884          19,900             1,553,714

     D. Set forth below is the tabulation of the vote to approve the appointment of KPMG LLP, as independent public accountants of the Company for the current fiscal year:

          For         Against        Withheld         Brokers Nonvotes
        4,020,971      62,990           7,447                0

Item 6. Exhibits and Reports on Form 8-K
        (a). Exhibits:
             Exhibit 27 - Financial Data Schedule
        (b). Reports on Form 8-K:
             No reports on Form 8-K were filed during the quarter ended June 30, 1999.

                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 WELLS-GARDNER ELECTRONICS CORPORATION

Date:  August 9, 1999         By:  /s/ GEORGE B. TOMA
                                   George B. Toma CPA, CMA
                                   Vice President of Finance,
                                   Chief Financial Officer and Treasurer