Form 10-Q
period 1999-09-30
WELLS GARDNER ELECTRONICS CORP
filed 1999-11-10
CIK 105608

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, DC  20549

                               FORM 10-Q

(Mark One)
  [X]     Quarterly Report Pursuant to Section 13 or 15(d) of the
          Securities Exchange Act of 1934 for the quarterly period ended September 30, 1999

                                   or

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

    As of November 4, 1999, 4,532,644 shares of the Common Stock, $1.00 par value of the registrant were outstanding.

                  WELLS-GARDNER ELECTRONICS CORPORATION

                                FORM 10-Q

                  For Quarter Ended September 30, 1999


                     PART I - FINANCIAL INFORMATION


Item 1.
     Index to Financial Statements:

     Condensed Statements of Earnings
          - Three Months Ended September 30, 1999 & 1998

          - Nine Months Ended September 30, 1999 & 1998


     Condensed Balance Sheets
          - September 30, 1999 & December 31, 1998

     Condensed Statements of Cash Flows
          - Nine Months Ended September 30, 1999 & 1998

     Notes to the Condensed Financial Statements

Item 2.
     Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3.
     Quantitative and Qualitative Disclosures About Market Risk


                      PART II - OTHER INFORMATION
Item 6.
     Exhibits and Reports on Form 8-K


SIGNATURE

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

WELLS-GARDNER ELECTRONICS CORPORATION
Condensed Statements of Earnings

                                                Three Months Ended September 30,
                                                      1999            1998
Net sales                                         $ 9,086,000     $ 9,965,000

Cost of sales                                       7,624,000       8,379,000
Engineering, selling & administrative
expenses                                            1,303,000       1,325,000
Other expense, net                                    128,000         130,000
Total costs                                         9,055,000       9,834,000

Earnings before income taxes                           31,000         131,000
Income taxes                                              ---             ---

Net earnings                                      $    31,000     $   131,000


Earnings per share:

Basic net earnings per share                      $      0.01     $      0.03

Diluted net earnings per share                    $      0.01     $      0.03


Basic average common shares outstanding *           4,522,008       4,487,287

Diluted average common shares outstanding *         4,619,715       4,586,297

See accompanying notes to the unaudited condensed financial statements.

* Shares outstanding have been adjusted to reflect the 5% stock dividend paid to all shareholders of record as of April 13, 1999.

WELLS-GARDNER ELECTRONICS CORPORATION
Condensed Statements of Earnings

                                               Nine Months Ended September 30,
                                                     1999            1998
Net sales                                        $ 29,327,000    $ 31,931,000

Cost of sales                                      24,707,000      26,701,000
Engineering, selling & administrative
expenses                                            4,093,000       4,032,000
Other expense, net                                    337,000         366,000
Total costs                                        29,137,000      31,099,000

Earnings before income taxes                          190,000         832,000
Income taxes                                              ---             ---

Net earnings                                     $    190,000    $    832,000


Earnings per share:

Basic net earnings per share                     $       0.04    $       0.19

Diluted net earnings per share                   $       0.04    $       0.18


Basic average common shares outstanding *           4,512,860       4,460,239

Diluted average common shares outstanding *         4,560,135       4,670,982



See accompanying notes to the unaudited condensed financial statements.

* Shares outstanding have been adjusted to reflect the 5% stock dividend paid to all shareholders of record as of April 13, 1999.

WELLS-GARDNER ELECTRONICS CORPORATION
Condensed Balance Sheets
                                                     September 30             December
                                                         1999                   1998
Assets:
 Current assets:
   Cash & cash equivalents                          $     95,000            $     26,000
   Accounts receivable (net)                           5,013,000               5,149,000
   Note receivable                                       250,000                 232,000
   Inventory:
     Raw materials                        7,861,000               6,226,000
     Work in progress                       756,000                 440,000
     Finished goods                       2,588,000               1,914,000
                                                      11,205,000               8,580,000
   Prepaids & other current assets                       217,000                 428,000
     Total current assets                             16,780,000              14,415,000
   Property, plant & equipment, net                    2,567,000               2,649,000
 Other assets:
   Long-term note receivable                              65,000                 255,000
   Intangible assets (net)                             2,229,000               2,352,000
     Total other assets                                2,294,000               2,607,000

     Total assets                                   $ 21,641,000            $ 19,671,000

Liabilities:
 Current liabilities:
   Accounts payable                                 $  2,318,000            $  2,548,000
   Accrued expenses                                      317,000               1,053,000
   Note payable                                          670,000                 614,000
     Total current liabilities                         3,305,000               4,215,000

 Long-term liabilities:
   Notes payable                                       5,333,000               2,736,000

     Total liabilities                                 8,638,000               6,951,000

Shareholders' Equity:
   Common stock-authorized 25,000,000
   shares, $1.00 par value;  4,531,588
   shares issued as of September 30, 1999
   & 4,285,912 shares issued as of
   December 31, 1998                                   4,532,000               4,286,000
   Additional paid in capital                          1,843,000               1,527,000
   Retained earnings                                   6,628,000               6,907,000

     Total shareholders' equity                       13,003,000              12,720,000

  Total liabilities & shareholders' equity          $ 21,641,000            $ 19,671,000

  See accompanying notes to the unaudited condensed financial statements.

WELLS-GARDNER ELECTRONICS CORPORATION
Condensed Statements of Cash Flows

                                                     Nine Months Ended September 30,
                                                             1999          1998
Cash flows from operating activities:
 Net earnings                                        $     190,000   $     832,000
 Adjustments to reconcile net earnings to net
 cash provided by (used in) operating activities:
    Depreciation and amortization                          472,000         341,000
    Amortization of unearned compensation                      ---         146,000
 Changes in current assets & liabilities
  (net of effects of acquistion):
    Accounts receivable                                    135,000        (617,000)
    Note receivable                                        (18,000)        150,000
    Inventory                                           (2,626,000)        163,000
    Prepaid expenses & other current assets                212,000         (37,000)
    Accounts payable                                      (230,000)       (549,000)
    Accrued expenses                                      (736,000)        107,000
Net cash provided by (used in) operating activities     (2,601,000)        536,000

Cash provided by (used in) investing activities:
    Issuance (repayment) of note receivable                190,000        (317,000)
    Payment for acquisition                                    ---      (3,350,000)
    Additions to property, plant & equipment, net         (266,000)       (212,000)
Net cash used in investing activities                      (76,000)     (3,879,000)

Cash provided by financing activities:
    Borrowings - note payable                            2,653,000       3,050,000
    Proceeds from stock purchase plan                       28,000             ---
    Proceeds from stock options exercised                   65,000         218,000
Net cash provided by financing activities                2,746,000       3,268,000

Net increase (decrease) in cash & cash equivalents          69,000         (75,000)
 Cash & cash equivalents at beginning of period             26,000         150,000
 Cash & cash equivalents at end of period            $      95,000   $      75,000

Supplemental cash flow disclosure:
    Interest paid                                    $     281,000   $     290,000
    Taxes paid                                       $         ---   $      15,000

See accompanying notes to the unaudited condensed financial statements.

                   WELLS-GARDNER ELECTRONICS CORPORATION

Notes to the Condensed Financial Statements
1. In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments, consisting of normal recurring adjustments, which are necessary for a fair presentation of the financial position and results of operations for the periods presented. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or
omitted.   These  condensed financial  statements should  be  read in conjunction with the audited financial statements and notes thereto included in the Company's 1998 Annual Report to shareholders. The results of operations for the first nine months ended September 30, 1999 are not necessarily indicative of the operating results for the full year.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Third Quarter Ended September 30, 1999 and 1998
For the third quarter  ended September 30,  1999, net sales  decreased
8.8 percent to $9,086,000 from $9,965,000 in the prior year's period. The sales reduction in the third quarter was attributed to lower sales in the coin operated amusement and leisure markets. Gross operating margin, as a percentage of sales was 16.1 percent, or $1,462,000, compared to 15.9 percent, or $1,586,000, for the same period last
year.     Engineering,   selling,  administrative   and   amortization
expenditures decreased $22,000 to $1,303,000 from $1,325,000 in the third quarter of 1998. The Company reported net earnings of $31,000, or 1 cent per basic and diluted share, compared to net earnings of $131,000, or 3 cents per basic and diluted share, for the comparable 1998 quarter. The Company did not recognize any income tax expense in the quarterly periods due to the reduction in its income tax valuation allowance.

Nine Months Ended September 30, 1999 and 1998
For the nine months ended September 30, 1999, net sales decreased 8.2 percent to $29,327,000 from $31,931,000 in the prior year's period. The Company anticipates its amusement sales slowdown to last through the balance of 1999. Gross operating margin, as a percentage of sales was 15.8 percent, or $4,620,000, compared to 16.4 percent, or
$5,230,000, for the  same period  last year.   The  decrease in  gross
operating margin is attributed to lower sales in the Company's amusement and leisure markets and lower production which caused lower overhead absorption. Engineering, selling, administrative and amortization expenditures increased $61,000 to $4,093,000 from $4,032,000 in the first nine months of 1998. The increase is attributed the Company expanding its international sales efforts. The Company reported net earnings of $190,000, or 4 cents per basic and diluted share, compared to net earnings of $832,000, or 19 cents per basic share and 18 cents per diluted share, for the comparable 1998 period. The Company did not recognize any income tax expense in the nine month periods due to the reduction in its income tax valuation allowance.

Liquidity and Capital Resources
As of September 30, 1999, cash and cash equivalents increased $69,000 from year end 1998. This increase was due to a timing difference caused by deposits in transit. On a daily basis, the Company utilizes a sweep account to minimize its cash on hand which reduces its outstanding balance on its line of credit and its interest expense. Accounts receivable decreased $136,000 to $5,013,000 from $5,149,000. Receivable days were averaging 50, comparable to 44 at the end of 1998. Inventory increased $2,625,000 to $11,205,000 from $8,580,000 at year end 1998. The increase is attributed to higher levels of raw materials and finished goods on hand at the end of the third quarter. Current liabilities decreased $910,000 to $3,305,000 from $4,215,000 at year end 1998. The decrease is attributed to lower accounts payable and accrued expenses attributed to lower sales. Long-term liabilities increased $2,597,000 to $5,333,000 compared to $2,736,000 at December 31, 1998. This increase was attributed to the Company's line of credit of $3,100,000 at September 30, 1999 whereas the Company had an unused line of credit at year-end, 1998. Working capital increased by $3,275,000 since year-end 1998, to $13,475,000, shareholders' equity was  $2.87 per share  and its  current ratio  was
5.08 to 1.

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

All critical systems utilized by the Company have already been made Y2K compliant in an undertaking which began in 1997. Management believes that there are no Y2K issues with respect to the functionality of any products sold in the past or expected to be sold in the near future. The unknown area of Y2K related exposure is with the Company's suppliers. Although management has an ongoing program of supplier inquiry and evaluation, management cannot and will not have complete assurance that all of its critical suppliers are Y2K compliant. There can be no assurance that the systems of other companies which the Company deals with will be timely converted or that such failure to convert by another company could not have an adverse effect on the Company's financial position, results of operations or cash flows. Currently, no material compliance costs are expected to be incurred and management expects to make contingency plans as necessary.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk There have been no material changes in the Company's market risk during the nine month period ended September 30, 1999. For additional information refer to Item 7 in the Company's Annual Report in form 10-K for the year ended December 31, 1998.

                        PART II - OTHER INFORMATION

Item 6. Exhibits & Reports on Form 8-K
 (a)Exhibits:
    Exhibit 10.1 Amendment No. 1 to Sales Representative Agreement dated August 30, 1999.
    Exhibit 10.2 Amendment No. 1 to Promissory Note dated August 30,
     1999.
    Exhibit 10.3 Voting Rights Agreement dated August 30, 1999.
    Exhibit 27    Financial Data Schedule

 (b)Reports on Form 8-K:
     No reports on Form 8-K were filed during the quarter ended
     September 30, 1999.

                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              WELLS-GARDNER ELECTRONICS CORPORATION

Date:  November 10, 1999       By:  /s/ GEORGE B. TOMA
                                   George B. Toma CPA, CMA
                                   Vice President of Finance,
                                   Chief Financial Officer and Treasurer