Form 10-K
period 1999-12-31
WELLS GARDNER ELECTRONICS CORP
filed 2000-03-22
CIK 105608

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                           Washington, DC  20549

                                 FORM 10-K
                                 ---------

    [X]     Annual Report Pursuant to Section 13 or 15(d) of the
            Securities Exchange Act of 1934
            for the fiscal year ended December 31, 1999

    [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____________ to _________

                        Commission File No. 1-8250

                   WELLS-GARDNER ELECTRONICS CORPORATION
                   -------------------------------------
            (Exact name of registrant as specified in its charter)

               ILLINOIS                                36-1944630
               --------                                ----------
   (State or other jurisdiction of                    (IRS Employer
   incorporation or organization)                Identification Number)

 2701 North Kildare Avenue, Chicago, Illinois            60639
 --------------------------------------------            -----
   (Address of principal executive offices)            (Zip Code)

     Registrant's telephone number, including area code:  773/252-8220

        Securities registered pursuant to Section 12(b) of the Act:

  Common Stock, $1.00 par value               American Stock Exchange
  -----------------------------               -----------------------
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

  Indicate by check mark if disclosure  of delinquent filers pursuant  to
  Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

  As of March 1, 2000, 4,562,742 shares of the Common Stock of the registrant were outstanding.

  While it is difficult to determine the number of shares of stock owned by non affiliates, the registrant estimates that the aggregate market value of the registrant's Common Stock held by non affiliates on March 1, 2000 was approximately $10,872,000. This determination is based upon an estimate that 70.6% of the shares are so owned by non affiliates and upon the closing price for the Common Stock on the American Stock Exchange on such date.

                    DOCUMENTS INCORPORATED BY REFERENCE
                                                                    Part
  Portions of Annual Report to Shareholders for fiscal year         ----
    ended December 31, 1999:                                       I & II
  Portions of Proxy Statement for Annual Meeting of
    Shareholders to be held on April 25, 2000:                       III

                                 PART I
  Item 1.  BUSINESS

  (a)  General Development of Business

  Wells-Gardner Electronics CorporationO (the "Company") is a distributor and ISO 9001 certified manufacturer of color video monitors, video liquid crystal & plasma displays, coin doors, coin mechanisms and other related distribution products for a wide variety of markets including, but not limited to, gaming machines, coin-operated video games, leisure and fitness, automotive, display, intranet, medical, service and video walls. The Company continues to focus on improving the quality of its products to achieve its goal of being the "best-in-class" quality supplier in all its served markets. During 1999, the Company passed its annual quality audit conducted by the ISO 9001 accreditation agency. The Company was incorporated in Illinois in 1925.

    (b)  Narrative Description of Business

    (c)  (i), (ii) and (iii)

    PRODUCTS

  The Company's primary business is the distribution, design, manufacture, assembly and marketing of electronic components which consist of video color monitors and displays, gaming supplies and components, coin doors and mechanisms and the bonding of touch sensors to video monitors. The image on a CRT display is produced by magnetically guiding an interruptible stream of electrons against the back of a phosphorescent screen. This stream of electrons scans a series of horizontal lines from the top to the bottom of the screen. When the stream of electrons strikes the back of the screen a bright area is produced and when it is interrupted, a dark area appears. In a medium-resolution unit, the stream of electrons scans the screen in a series of 525 horizontal lines 30 times per second, whereas the series of light and dark areas produced appears as a steady coherent image to the viewer. High-resolution displays scan a greater number of lines at a greater speed, thus producing a clearer image on the screen. Video products and accessories accounted for approximately 99 percent of revenues in 1999, 1998 and 1997.

  The Company offers a full line of video monitors, with CRT sizes ranging from 13" to 39" with horizontal scan frequencies from 15kHz to 35kHz. In addition to providing standardized products, the Company also customizes electrical and mechanical applications to meet specific customer requirements and optically bonds touch screen sensors to the face of the monitors to allow the user of a CRT video monitor to interact with a computer program by touching a video screen. The
  Company has also entered the gaming distribution market as it has acquired certain assets of American Gaming & Electronics of New Jersey, Las Vegas and Florida in January, 2000.

  The Company's sales are comprised of five main applications:

                                1999      1998      1997
                                ------------------------
            Amusement            30%       38%       44%
            Gaming               29%       22%       20%
            Service & Coin       29%       20%       15%
            Leisure / Fitness     6%        9%       12%
            Display / Other       6%       11%        9%
                                ------------------------
                 Totals         100%      100%      100%
                                ========================


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

            (c) (iv) The Company is licensed on a non-exclusive basis under certain patents owned by RCA Corporation, covering the technical and electrical design of color display and video monitor chassis. Fees under these licenses are based on the number of units shipped and amounted to less than 0.2% of total 1999 revenue. Although certain of these licenses may expire in the future, it has been the practice of the Company to renew such licenses on substantially the same terms. However, failure of the Company to obtain renewal of any of these licenses could have a materially adverse effect on the Company's business, financial condition and results of operations.

            (c) (v)    The Company's business is generally not seasonal.

            (c) (vi)   The  Company  has  no  unique or unusual practices
  relating to working capital items.

            (c) (vii) The Company's largest customer accounted for total revenues of 32%, 33% and 34% in 1999, 1998 and 1997, respectively.

            (c) (viii) The Company's 1999 year-end backlog was approximately 30,000 monitors representing approximately three months sales. It is the Company's experience that well over 90 percent of backlog results in revenue recognition.

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

            (c)  (xi)  During  1999,  the  Company  spent   approximately
  $1,334,000 for product engineering, research and development costs, compared to $1,536,000 in 1998 and $1,786,000 in 1997.

            (c) (xii) Compliance with federal, state and local provisions which have been enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, has no material effect upon the capital expenditures, earnings and competitive position of the Company.

            (c) (xiii) At December 31, 1999, the Company employed approximately 170 persons. The Company believes its relationship with its employees is satisfactory.

            (d) Export sales were approximately 25 percent of sales in 1999, 21 percent in 1998 and 22 percent in 1997.

  Item 2.  PROPERTIES

  The Company's plant, which is owned by the Company, is located at 2701 North Kildare Avenue in Chicago, Illinois. It has approximately 207,000 square feet of floor space. Not less than 100,000 of the 207,000 square feet of the plant are at any time dedicated to production. Offices for engineering, sales and administration are also located at that facility. The plant is in good condition, is well maintained, and currently has excess production capacity. In 1999, the plant operated at an average 62 percent capacity based on one shift production. The plant is not subject to any material encumbrance.

  Item 3.  LEGAL PROCEEDINGS

  As the Company sells its products and services to a wide customer base, from time to time it may be named in legal proceedings. The Company aggressively reviews all claims on a timely basis and in the opinion of management and its legal counsel, any currently pending legal claims have no basis and no loss contingency reserves have been established.

  Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  No matters were submitted to a vote of the Company's shareholders during the fourth quarter of 1999.



                  EXECUTIVE OFFICERS OF THE REGISTRANT


                                                                 Year First
                                                               Elected As An
       Name                    Office                   Age  Executive Officer
       ----                    ------                   ---  -----------------
  Anthony Spier       Chairman of the Board, President
                      and Chief Executive Officer        56         1994

  Kathleen E. Hoppe   Director of Information Technology 54         1994

  Mark E. Komorowski  Vice President of Sales            34         1994

  Larry Mahl          Director of Materials              52         1989

  John S. Pircon      Vice President of Marketing        41         1994

  Eric Slagh          Director of Quality                34         1997

  Jeff Sterling       Vice President of Engineering      41         1998

  George B. Toma      Vice President of Finance,
                      Chief Financial Officer, Treasurer
                      And Corporate Secretary            32         1996

  Randall S. Wells    Executive Vice President and
                      General Manager                    48         1980

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


                                 PART II

  Item 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
           STOCKHOLDERS MATTERS.

  The information required by this Item is set forth in Exhibit 13 under the caption "Common Share Market Price," which information is contained in the Company's Annual Report to Shareholders for the year ended December 31, 1999, and which information is hereby incorporated herein by reference.

  Item 6.  SELECTED FINANCIAL DATA

  The information required by this Item is set forth in Exhibit 13 under the caption "Selected Financial Data," which information is contained in the Company's Annual Report to Shareholders for the year ended December 31, 1999, and which information is hereby incorporated herein by reference.

  Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The information required by this Item is set forth in Exhibit 13 under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" which information is contained in the Company's Annual Report to Shareholders for the year ended December 31, 1999, and which information is hereby incorporated herein by refer-ence.

    a.  Quantitative and Qualitative Disclosures About Market Risk
  The information required by this Item is set forth in Exhibit 13 under the caption "Market and Credit Risks" in the Management's Discussion and Analysis of Financial Condition and Results of Operations which information is contained in the Company's Annual Report to Shareholders for the year ended December 31, 1999, and which information is hereby incorporated herein by reference.

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

  Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  The following financial statements together with the notes thereto are set forth in Exhibit 13, which information is contained in the Company's Annual Report to Shareholders for the year ended December 31, 1999 and which information hereby incorporated herein by reference.

  Balance Sheets as of December 31, 1999 and 1998

  Statements of Operations for years ended December  31, 1999, 1998  and
  1997

  Statements of Shareholders' Equity for years ended December 31, 1999, 1998 and 1997

  Statements of Cash Flows  for years ended December  31, 1999, 1998  and
  1997

  Notes to Financial Statements

  Independent Auditors' Report

  Quarterly financial data for the years ended December 31, 1999 and 1998 are set forth in Exhibit 13 in Note 13 of "Notes to Financial
  Statements" and are contained in the Company's Annual Report to Shareholders for the year ended December 31, 1999, which information is hereby incorporated herein by reference.

  Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None

                                PART III

  Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    a.  Directors
  The information required by this Item is set forth in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on April 25, 2000, under the captions "Election of Directors" and "Compliance with Section 16(a) of the Exchange Act," which information is hereby incorporated herein by reference.

  Item 11.  EXECUTIVE COMPENSATION

  The information required by this Item is set forth in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on April 25, 2000, under the captions "Summary Compensation Table," "Option Grants in 1999," "Aggregated Option Exercises in 1999 and Option Values at December 31, 1999," "Report of Board of Directors on Compensation," and "Compensation Committee Interlocks and Insider
  Participation," which information is hereby incorporated herein by reference.

  Item  12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
             MANAGEMENT

  The information required by this Item is set forth in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on April 25, 2000, under the caption "Securities Beneficially Owned by Principal Shareholders and Management," which information is hereby incorporated herein by reference.

  Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  The Information required by this Item is set forth in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on April 25, 2000, under the caption "Compensation Committee Interlocks and Insider Participation," which information is hereby incorporated herein by reference.

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

    10.3. Agreement dated July 1, 1997, between the Company and Local 1031, I.B.E.W., AFL-CIO, and incorporated herein by reference.

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

    10.8. Amended and Restated Sales Representative Agreement dated December 9, 1998 and Amendment 1 dated August 30, 1999 and incorporated by reference in this Annual Report on Form 10-K.

    10.9. Guaranty Agreement dated December 9, 1998, between James J. Roberts Jr., John R. Blouin and the Company and incorporated by reference in this Annual Report on Form 10-K.

    10.10. Promissory Note dated December 9, 1998 and Amendment 1 dated August 30, 1999, between James Industries, James J. Roberts Jr., John
  R. Blouin and the Company and incorporated by reference in this Annual Report on Form 10-K.

    10.11. Voting Rights Agreement dated December 9, 1998 and Amendment 1 dated August 30, 1999, among the Company, Anthony Spier, John R. Blouin, James J. Roberts, Jr. and James Industries, Inc. and incorporated by reference in this Annual Report on Form 10-K.

    13. Certain portions of the Company's Annual Report to Shareholders for the year ended December 31, 1999 as specified in Part I and II hereof to be incorporated by reference in this Annual Report on Form 10-K.

    23.  Consent of KPMG LLP.

    27.  Financial Data Schedule

    *Management contract or compensatory plan or arrangement.

    b.   Reports on Form 8-K   No reports on  Form 8-K were filed  during
  the last quarter ended December 31, 1999.

                                SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Secu-rities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                  WELLS-GARDNER ELECTRONICS CORPORATION


  By: /S/  ANTHONY SPIER
      -----------------------
      Anthony Spier             Chairman of the Board,
                                President and Chief
                                Executive Officer           February 16, 2000


      /S/  GEORGE B. TOMA
      -----------------------
      George B. Toma CPA, CMA   Vice President of Finance,
                                Chief Financial Officer,
                                Treasurer  and  Corporate
                                Secretary                   February 16, 2000

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated.

    Signature                        Title                        Date
    ---------                        -----                        ----
  /S/  ANTHONY SPIER            Chairman of the Board,
  Anthony Spier                 President and Chief
                                Executive Officer           February 16, 2000

  /S/  JOHN R. BLOUIN
  John R. Blouin                Director                    February 16, 2000

  /S/  MARSHALL L. BURMAN
  Marshall L. Burman            Director                    February 16, 2000

  /S/  JERYY KALOV
  Jerry Kalov                   Director                    February 16, 2000

  /S/  FRANK R. MARTIN
  Frank R. Martin               Director                    February 16, 2000

  /S/  JAMES J. ROBERTS, JR.
  James J. Roberts, Jr.         Director                    February 16, 2000

  /S/  RANDALL S. WELLS
  Randall S. Wells              Director                    February 16, 2000

  /S/  ERNEST R. WISH
  Ernest R. Wish                Director                    February 16, 2000

                          FINANCIAL SCHEDULE

  Schedules not included with this additional financial data have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereof.


  SCHEDULE II
  VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

  ALLOWANCE FOR DOUBTFUL ACCOUNTS

            Balance at
            Beginning        (1)            (2)           Balance at
    Year    of Period     Additions     Deductions      End of Period
    ----    ---------     ---------     ----------      -------------
    1997     106,933       175,000         17,633          264,300

    1998     264,300        36,133        215,433           85,000

    1999      85,000        36,000         61,000           60,000

  (1) Provision for bad debt.
  (2) Accounts receivable written off against the allowance.