Form 10-Q
period 2000-03-31
WELLS GARDNER ELECTRONICS CORP
filed 2000-05-11
CIK 105608

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC  20549

                                  FORM 10-Q

 (Mark One)
   [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2000

                                      or

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

     As of May 10, 2000, 4,812,043 shares of the Common Stock, $1.00 par value of the registrant were outstanding.

                     WELLS-GARDNER ELECTRONICS CORPORATION

                                   FORM 10-Q

                     For The Quarter Ended March 31, 2000


                        PART I - FINANCIAL INFORMATION


 Item 1.
             Index to Financial Statements:

             Condensed Consolidated Statements of Operations
               - Three Months Ended March 31, 2000 & 1999

             Condensed Consolidated Balance Sheets
               - March 31, 2000 & December 31, 1999

             Condensed Consolidated Statements of Cash Flows
               - Three Months Ended March 31, 2000 & 1999

             Notes to the Condensed Consolidated Financial Statements

 Item 2.
             Management's Discussion and Analysis of Financial Condition
               and Results of Operations

 Item 3.
             Quantitative and Qualitative Disclosures About Market Risk



                         PART II - OTHER INFORMATION
 Item 6.
             Exhibits and Reports on Form 8-K


 SIGNATURE

 PART I - FINANCIAL INFORMATION

 Item 1. Financial Statements

 WELLS-GARDNER ELECTRONICS CORPORATION
 Condensed Consolidated Statements of Operations

                                                Three Months Ended March 31,
                                                 -------------------------
                                                     2000          1999
                                                 -----------   -----------
 Net sales                                      $ 12,899,000  $  9,207,000

 Cost of sales                                    10,481,000     7,934,000
 Engineering, selling & administrative expenses    2,004,000     1,401,000
                                                 -----------   -----------
 Operating income (loss)                             414,000      (128,000)

 Gain on sale of fixed assets                        328,000           ---
 Other expense, net                                  146,000       117,000
 Income taxes                                            ---           ---
                                                 -----------   -----------
 Net earnings (loss)                            $    596,000  $   (245,000)
                                                 ===========   ===========
 Earnings (loss) per share:

 Basic net earnings (loss) per share            $       0.12  $      (0.05)
                                                 ===========   ===========
 Diluted net earnings (loss) per share          $       0.12  $      (0.05)
                                                 ===========   ===========

 Basic average common shares outstanding *         4,805,807     4,728,647

 Diluted average common shares outstanding *       4,967,044     4,728,647


   See accompanying notes to the unaudited condensed consolidated financial statements.

 * Shares outstanding have been adjusted to reflect the 5% stock dividend paid to all shareholders of record as of April 07, 2000.

 WELLS-GARDNER ELECTRONICS CORPORATION
 Condensed Consolidated Balance Sheets
                                                 March 31,                December 31,
                                                   2000                      1999
                                                -----------               -----------
 Assets:
  Current assets:
    Cash & cash equivalents                    $    378,000              $    119,000
    Accounts receivable (net)                     7,146,000                 4,795,000
    Inventory:
      Raw materials                  5,322,000                 6,123,000
      Work in progress               1,296,000                   402,000
      Finished goods                 3,656,000                 1,985,000
                                     ---------                 ---------
                                                 10,274,000                 8,510,000
    Prepaid & other current assets                1,009,000                   609,000
                                                -----------               -----------
      Total current assets                       18,807,000                14,033,000

    Property, plant & equipment, net              1,150,000                 2,567,000

  Other assets:
    Investment in joint venture                     200,000                         0
    Intangible (net)                              2,797,000                 2,189,000
                                                -----------               -----------
      Total other assets                          2,997,000                 2,189,000

      Total assets                             $ 22,954,000              $ 18,789,000
                                                ===========               ===========
 Liabilities:
  Current liabilities:
    Accounts payable                           $  4,217,000              $  2,127,000
    Accrued expenses                                837,000                   755,000
    Note payable                                    670,000                   670,000
                                                -----------               -----------
      Total current liabilities                   5,724,000                 3,552,000

  Long-term liabilities:
    Notes payable                                 4,898,000                 3,576,000
                                                -----------               -----------
      Total liabilities                          10,622,000                 7,128,000

 Shareholders' Equity:
    Common stock-authorized 25,000,000
    shares, $1.00 par value;  4,795,901
    shares issued as of March 31, 2000
    & 4,543,570 shares issued as of
    December 31, 1999                             4,796,000                 4,544,000
    Additional paid in capital                    2,579,000                 1,869,000
    Retained earnings                             4,957,000                 5,248,000
                                                -----------               -----------
      Total shareholders' equity                 12,332,000                11,661,000
                                                -----------               -----------
      Total liabilities & shareholders' equity $ 22,954,000              $ 18,789,000
                                                ===========               ===========

 See accompanying notes to the unaudited condensed consolidated financial statements.

 WELLS-GARDNER ELECTRONICS CORPORATION
 Condensed Consolidated Statements of Cash Flows

                                                  Three Months Ended March 31,
                                                    -------------------------
                                                       2000           1999
                                                    ----------     ----------
 Cash flows from operating activities:
  Net earnings (loss)                              $   596,000    $  (245,000)
  Adjustments to reconcile net earnings to net
   cash provided by (used in) operating activities:
     Depreciation & amortization                       184,000        157,000
     Gain on sale of fixed assets                     (328,000)             -
  Changes in current assets & liabilities
   (net of effects of acquisition):
     Accounts receivable                            (1,596,000)      (622,000)
     Note receivable                                         -         (6,000)
     Inventory                                        (921,000)      (510,000)
     Prepaid expenses & other current assets          (395,000)         5,000
     Accounts payable                                1,747,000        593,000
     Accrued expenses                                  (25,000)      (244,000)
                                                     ----------     ----------
 Net cash used in operating activities                (738,000)      (872,000)
                                                     ----------     ----------
 Cash provided by (used in) investing activities:
     Issuance (repayment) of note receivable                 -         61,000
     Payment for acquisition, net of cash acquired  (1,905,000)             -
     Proceeds from sale of fixed assets              1,499,000
     (Additions)/disposals to plant
       & equipment, (net)                                6,000        (75,000)
                                                     ----------     ----------
 Net cash provided by (used in)
   investing activities                               (400,000)       (14,000)
                                                     ----------     ----------
 Cash provided by financing activities:
     Borrowings - note payable                       1,322,000      1,638,000
     Proceeds from stock purchase plan                   8,000          7,000
     Proceeds from stock options exercised              67,000         18,000
                                                     ----------     ----------
 Net cash provided by financing activities           1,397,000      1,663,000
                                                     ----------     ----------
 Net increase in cash & cash equivalents               259,000        777,000
  Cash & cash equivalents at beginning of period       119,000         26,000
                                                     ----------     ----------
  Cash & cash equivalents at end of period         $   378,000    $   803,000
                                                     ----------     ----------
 Supplemental cash flow disclosure:
     Interest paid                                 $   141,000    $    81,000
     Taxes paid                                    $         -    $         -

 Supplemental schedule of noncash investing
   & financing activities:
     Investment in joint venture                   $   200,000    $         -

 See accompanying notes to the unaudited condensed consolidated financial statements.

                     WELLS-GARDNER ELECTRONICS CORPORATION

 Notes to the Condensed Consolidated Financial Statements

 1. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, which are necessary for a fair presentation of the financial position and results of operations for the periods presented. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's 1999 Annual Report to shareholders. The results of operations for the first three months ended March 31, 2000 are not necessarily indicative of the operating results for the full year.

 2. On January 12, 2000, the Company acquired certain assets and liabilities of American Gaming and Electronics (AG&E), a leading service and parts distributor to the gaming markets. This acquisition was accounted for under the purchase method of accounting and accordingly, the results of operations of AG&E have been included in the Company's consolidated financial statements from January 12, 2000. The excess of the purchase price over the fair value of the net identifiable assets acquired has been recorded as goodwill and is being amortized over 20 years. The purchase agreement provides for additional payments over the next four years contingent on achieving certain operating income targets. The additional payments, if any, will be charged to goodwill at the time incurred. The effect of the proforma results of operations had the acquisition occurred at the beginning of the year was immaterial.

 3. On February 17, 2000, the Company declared a five percent (5%) stock dividend payable to all common stock shareholders of record on April 7, 2000. Shares outstanding for all periods presented have been adjusted to reflect the five percent (5%) stock dividend.

 4. Basic earnings per share is based on the weighted average number of shares outstanding whereas diluted earnings per share includes the dilutive effect of unexercised common stock equivalents. Both basic and diluted earnings per share reflect the declared stock dividend as referenced in note 3.

 5. On March 28, 2000, the Company sold its Chicago headquarters and recognized a gain on the sale of $328,000 which was recorded in the first quarter of 2000.

 Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

 First Quarter Ended March 31, 2000 and 1999
 For the first quarter ended March 31, 2000, net sales increased 40.0 percent to $12,899,000 from $9,207,000 in the prior year's period. The sales increase in the quarter was attributed to approximately $1.5 million of additional revenue from the Company's acquisition of American Gaming and Electronics and additional sales of approximately $2.2 million to the Company's base business. Gross operating margin, as a percentage of sales was 18.7 percent, or $2,418,000, compared to 13.8 percent, or $1,273,000, for the same period last year. This increase in gross operating margin is attributed to the sales volume of American Gaming and Electronics and a favorable product mix of sales on the Company's base business. Engineering, selling, administrative and amortization expenditures increased $590,000 to $1,947,000 from $1,357,000 in the first quarter of 1999. This increase is attributed to the operating expenses incurred for American Gaming and Electronics and the Company's international sales efforts. Other expense, net increased $29,000 to $146,000 from $117,000 in the first quarter of 1999. This increase is attributed to additional interest expense incurred during the first quarter of 2000. During the first quarter of 2000, the Company sold its current facility and recorded a gain on sale of fixed assets of $328,000. For the first quarter of 2000, the Company reported net earnings of $596,000, or 12 cents per basic and diluted share, compared to a net loss of $245,000, or 5 cents per basic and diluted share, for the comparable 1999 quarter. The Company did not recognize any income tax expense in the quarterly periods due to the utilization of net operating loss carryforwards.

 Liquidity and Capital Resources
 As of March 31, 2000, cash and cash equivalents increased $259,000 from year end 1999. This increase was due to a timing difference caused by deposits in transit. On a daily basis, the Company utilizes a sweep account to minimize its cash on hand which reduces its outstanding balance on its line of credit and its interest expense. Accounts receivable increased $2,351,000 to $7,146,000 from $4,795,000. This increase is attributed to the 40% increase in sales volume in the first quarter of 2000. Inventory increased $1,764,000 to $10,274,000 from $8,510,000 at year end 1999. This increase is attributed to the inventory on hand of American Gaming and Electronics and higher finished goods of the Company's core business. Other current assets increased $400,000 to $1,009,000 from $609,000 at year end 1999. This increase is attributed to additional prepaid deposits with vendors. During the first quarter of 2000, the Company entered into a 50 /50 joint manufacturing venture in Malaysia. The Company recorded an initial investment of $200,000. Intangibles (net) increased $608,000 to $2,797,000 from $2,189,000 as the Company recorded goodwill and trademarks on its acquisition of American Gaming and Electronics. Current liabilities increased $2,171,000 to $5,724,000 from $3,553,000 at year end 1999. This increase is attributed to additional accounts payable due to vendors and additional accrued liabilities. Long-term liabilities increased $1,322,000 to $4,898,000 compared to $3,576,000 at December 31, 1999. This increase is attributed to a higher outstanding balance at March 31, 2000 of the Company's general line of credit to fund operations. Working capital increased by $2,602,000 since year-end 1999, to $13,083,000 and the Company's current ratio is 3.29 to 1.

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

 Item 3. Quantitative and Qualitative Disclosures About Market Risk

 There have been no material changes in the Company's market risk during the three month period ended March 31, 2000. For additional information refer to Item 7 in the Company's Annual Report in form 10-K for the year ended December 31, 1999.

                           PART II - OTHER INFORMATION

 Item 6. Exhibits & Reports on Form 8-K

         (a)  Exhibits:
            Exhibit 27 - Financial Data Schedule

         (b).  Reports on Form 8-K:
            Form 8-K was filed on January 27, 2000 in connection with the acquisition of American Gaming and Electronics.

                                    SIGNATURE

 Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    WELLS-GARDNER ELECTRONICS CORPORATION

 Date:  May 10, 2000       By:  /s/ GEORGE B. TOMA
                                -----------------------------------
                                George B. Toma  CPA, CMA
                                Vice President of Finance,
                                Chief Financial Officer & Treasurer