Form 10-Q
period 2000-06-30
WELLS GARDNER ELECTRONICS CORP
filed 2000-08-11
CIK 105608

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC  20549

                                  FORM 10-Q

 (Mark One)
   [ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2000

                                      or

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

                          YES  X              NO

     As of July 31, 2000, 4,876,584 shares of the Common Stock, $1.00 par value of the registrant were outstanding.

                     WELLS-GARDNER ELECTRONICS CORPORATION

                                   FORM 10-Q

                      For The Quarter Ended June 30, 2000


                        PART I - FINANCIAL INFORMATION


 Item 1.

      Index to Financial Statements:

             Condensed Consolidated Statements of Earnings
               - Three Months Ended June 30, 2000 & 1999
               - Six Months Ended June 30, 2000 & 1999

             Condensed Consolidated Balance Sheets
               - June 30, 2000 & December 31, 1999

             Condensed Consolidated Statements of Cash Flows
               - Six Months Ended June 30, 2000 & 1999

             Notes to the Condensed Consolidated Financial Statements

 Item 2.

             Management's Discussion and Analysis of Financial Condition
               and Results of Operations
 Item 3.

             Quantitative and Qualitative Disclosures About Market Risk


                         PART II - OTHER INFORMATION
 Item 4.

             Submission of Matters to a Vote of Security Holders

 Item 6.

             Exhibits and Reports on Form 8-K

 SIGNATURE

Item 1. Financial Statements

WELLS-GARDNER ELECTRONICS CORPORATION
Condensed Consolidated Statements of Earnings


                                                Three Months Ended June 30,
                                                 -------------------------
                                                     2000          1999
                                                 -----------   -----------
Net sales                                       $ 14,009,000  $ 11,034,000

Cost of sales                                     11,447,000     9,149,000
Engineering, selling & administrative expense      2,237,000     1,388,000
                                                 -----------   -----------
Operating income                                     325,000       497,000

Other expense, net                                   192,000        92,000
Income taxes                                             ---           ---
                                                 -----------   -----------
Net earnings                                    $    133,000  $    405,000
                                                 ===========   ===========
Earnings per share:

Basic net earnings per share                    $       0.03  $       0.09
                                                 ===========   ===========
Diluted net earnings per share                  $       0.03  $       0.09
                                                 ===========   ===========

Basic average common shares outstanding *          4,880,702     4,738,629

Diluted average common shares outstanding          5,018,998     4,762,550


          See accompanying notes to the unaudited condensed consolidated financial statements.

 * Shares outstanding have been adjusted to reflect the 5% stock dividend paid to all shareholders of record as of April 07, 2000.


WELLS-GARDNER ELECTRONICS CORPORATION
Condensed Consolidated Statements of Earnings


                                                 Six Months Ended June 30,
                                                 -------------------------
                                                     2000          1999
                                                 -----------   -----------
Net sales                                       $ 26,908,000  $ 20,241,000

Cost of sales                                     21,928,000    17,083,000
Engineering, selling & administrative expense      4,241,000     2,790,000
Operating income                                     739,000       368,000

(Gain) on sale of fixed assets                      (328,000)          ---
Other expense, net                                   338,000       209,000
Income taxes                                             ---           ---
Net earnings                                    $    729,000  $    159,000
                                                 ===========   ===========
Earnings per share:

Basic net earnings per share                    $       0.15  $       0.03
                                                 ===========   ===========
Diluted net earnings per share                  $       0.14  $       0.03
                                                 ===========   ===========

Basic average common shares outstanding *          4,889,674     4,733,620

Diluted average common shares outstanding          5,055,558     4,759,593


          See accompanying notes to the unaudited condensed consolidated financial statements.

  * Shares outstanding have been adjusted to reflect the 5% stock dividend paid to all shareholders of record as of April 07, 2000.

 WELLS-GARDNER ELECTRONICS CORPORATION
 Condensed Consolidated Balance Sheets

                                                  June 30,               December 31,
                                                    2000                     1999
                                                -----------               -----------
 Assets:
 Current assets:
   Cash & cash equivalents                     $    463,000              $    119,000
   Accounts receivable (net)                      8,984,000                 4,795,000
   Inventory:
     Raw materials                  5,440,000                  6,123,000
     Work in progress               1,102,000                    402,000
     Finished goods                 4,136,000                  1,985,000
                                    ---------                  ---------
                                                 10,678,000                 8,510,000
 Other current assets                             1,172,000                   609,000
                                                -----------               -----------
     Total current assets                        21,297,000                14,033,000

 Property, plant & equipment, net                 1,212,000                 2,567,000

 Other assets:
   Investment in joint venture                      173,000                         -
   Intangibles (net)                              2,819,000                 2,189,000
                                                -----------               -----------
     Total other assets                           2,992,000                 2,189,000

     Total assets                              $ 25,501,000              $ 18,789,000
                                                ===========               ===========
 Liabilities:
 Current liabilities:
   Accounts payable                            $  3,702,000              $  2,127,000
   Accrued expenses                                 627,000                   755,000
   Note payable                                     670,000                   670,000
                                                -----------               -----------
     Total current liabilities                    4,999,000                 3,552,000

 Long-term liabilities:
   Notes payable                                  7,981,000                 3,576,000
                                                -----------               -----------
     Total liabilities                           12,980,000                 7,128,000

 Shareholders' Equity:
   Common stock-authorized 25,000,000
   shares, $1.00 par value;  4,875,463
   shares issued as of June 30, 2000
   & 4,543,570 shares issued as of
   December 31, 1999                              4,875,000                 4,544,000
   Additional paid in capital                     2,730,000                 1,869,000
   Retained earnings                              5,090,000                 5,248,000
   Unearned compensation                           (174,000)                        -
                                                -----------               -----------
     Total shareholders' equity                  12,521,000                11,661,000
                                                -----------               -----------
     Total liabilities & shareholders' equity  $ 25,501,000              $ 18,789,000
                                                ===========               ===========

          See accompanying notes to the unaudited condensed consolidated financial statements.

WELLS-GARDNER ELECTRONICS CORPORATION
Condensed Consolidated Statements of Cash Flows

                                                    Six Months Ended June 30,
                                                    -------------------------
                                                       2000           1999
                                                    ----------     ----------
Cash flows from operating activities:
 Net earnings                                      $   729,000    $   159,000
 Adjustments to reconcile net earnings to net
 cash provided by (used in) operating activities:
    Depreciation & amortization                        291,000        311,000
    Gain on sale of fixed assets                      (328,000)             -
    Share of loss on joint venture                      27,000              -
 Changes in current assets & liabilities
  (net of effects of acquisition):
    Accounts receivable                             (3,434,000)       470,000
    Note receivable                                          -        (12,000)
    Inventory                                       (1,325,000)    (2,826,000)
    Prepaid expenses & other current assets           (558,000)        64,000
    Accounts payable                                 1,232,000      1,063,000
    Accrued expenses                                  (235,000)      (170,000)
                                                    ----------     ----------
Net cash used in operating activities               (3,601,000)      (941,000)
                                                    ----------     ----------
Cash provided by (used in) investing activities:
    Issuance of note receivable                              -        125,000
    Payment for acquisition, net of cash acquired   (1,998,000)             -
    Proceeds from sale of fixed assets               1,499,000              -
    Additions to plant & equipment, (net)              (92,000)      (116,000)
                                                    ----------     ----------
Net cash provided by (used in) investing actiities    (591,000)         9,000
                                                    ----------     ----------
Cash provided by financing activities:
    Borrowings - note payable                        4,405,000        996,000
    Proceeds from stock options exercised
    & employee stock purchase plan                     131,000         43,000
                                                    ----------     ----------
Net cash provided by financing activities            4,536,000      1,039,000
                                                    ----------     ----------
Net increase in cash & cash equivalents:               344,000        107,000
 Cash & cash equivalents at beginning of period        119,000         26,000
                                                    ----------     ----------
 Cash & cash equivalents at end of period          $   463,000    $   133,000
                                                    ----------     ----------

Supplemental cash flow disclosure:
    Interest paid                                  $   304,000    $   166,000
    Taxes paid                                     $         -    $         -

Supplemental schedule of noncash investing &
  financing activities:
    Investment in joint venture                    $   200,000    $         -

          See accompanying notes to the unaudited condensed consolidated financial statements.

                     WELLS-GARDNER ELECTRONICS CORPORATION

 Notes to the Condensed Consolidated Financial Statements

 1. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, which are necessary for a fair presentation of the financial position and results of operations for the periods presented. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's 1999 Annual Report to shareholders. The results of operations for the three months and six months ended June 30, 2000 are not necessarily indicative of the operating results for the full year.

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

 5. On March 28, 2000, the Company sold its Chicago headquarters and recognized a gain on the sale of fixed assets of $328,000 which was recorded in the first quarter of 2000.

 Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

 Second Quarter Ended June 30, 2000 and 1999

 For the second quarter ended June 30, 2000, net sales increased 27.0 percent to $14,009,000 from $11,034,000 in the prior year's period. The sales increase in the quarter was attributed to additional revenue from the Company's acquisition of American Gaming and Electronics which was consummated in January, 2000. Gross operating margin, as a percentage of sales was 18.3 percent, or $2,562,000, compared to 17.1 percent, or $1,885,000, for the same period last year. This increase in gross operating margin is attributed to the higher sales volume. Engineering, selling, administrative and amortization expenditures increased $849,000 to $2,237,000 from $1,388,000 in the second quarter of 1999. This increase is attributed to the operating expenses incurred for American Gaming and Electronics and the Company's efforts to expand its international sales. Other expense, net increased $100,000 to $192,000 from $92,000 in the second quarter of 1999. This increase is mainly attributed to additional interest expense incurred during the quarter. For the second quarter of 2000, the Company reported net earnings of $133,000, or 3 cents per basic and diluted share, compared to net earnings of $405,000, or 9 cents per basic and diluted share, for the comparable 1999 quarter. The Company did not recognize any income tax expense in the quarterly periods due to the utilization of net operating loss carryforwards.

 Six Months Ended June 30, 2000 and 1999

 For the six months ended June 30, 2000, net sales increased 32.9 percent to $26,908,000 from $20,241,000 in the prior year's period. The sales increase was attributed to additional revenue from the Company's acquisition of American Gaming and Electronics and additional sales to the Company's service and monitor business. Gross operating margin, as a percentage of sales was 18.5 percent, or $4,980,000, compared to 15.6 percent, or $3,158,000, for the same period last year. This increase in gross operating margin is attributed to the higher sales volume and a favorable product mix. Engineering, selling, administrative and amortization expenditures increased $1,451,000 to $4,241,000 from $2,790,000 for the same period last year. This increase is attributed to the operating expenses incurred for American Gaming and Electronics and the Company's ongoing international sales efforts. During the first quarter of 2000, the Company sold its headquarters and recognized a gain on sale of fixed assets of $328,000. Other expense, net increased $129,000 to $338,000 from $209,000 in 1999. This increase is mainly attributed to additional interest expense to fund operations during the year. For the six months of 2000, the Company reported net earnings of $729,000, or 15 cents per basic share and 14 cents per diluted share, compared to net earnings of $159,000, or 3 cents per basic and diluted share, for the comparable 1999 period. The Company did not recognize any income tax expense in the six month periods due to the utilization of net operating loss carryforwards.

 Liquidity and Capital Resources

 As of June 30, 2000, cash and cash equivalents increased $344,000 from year end 1999. This increase was due to a timing difference caused by deposits in transit. On a daily basis, the Company utilizes a sweep account to minimize its cash on hand, minimize its outstanding balance on its line of credit and its interest expense. Accounts receivable increased $4,189,000 to $8,984,000 from $4,795,000. This increase is attributed to the 32.9 percent increase in sales volume in 2000. Inventory increased $2,168,000 to $10,678,000 from $8,510,000 at year end 1999. This increase is attributed to the inventory on hand of American Gaming and Electronics and higher finished goods in the Company's core business. Other current assets increased $563,000 to $1,172,000 from $609,000 at year end 1999. This increase is attributed to higher deposits on hand with vendors. During the first quarter of 2000, the Company entered into a 50/50 joint manufacturing venture in Malaysia. This joint venture is accounted for under the equity method. The Company recorded an initial investment of $200,000 and recorded a net loss on operations of $27,000 during 2000. Intangibles (net) increased $630,000 to $2,819,000 from $2,189,000 at year end 1999, as the Company recorded goodwill and trademarks on its acquisition of American Gaming and Electronics. Current liabilities increased $1,447,000 to $4,999,000 from $3,552,000 at year end 1999. This increase is attributed to additional accounts payable due to vendors. Long-term liabilities increased $4,405,000 to $7,981,000 compared to $3,576,000 at December 31, 1999. This increase is attributed to a higher outstanding balance at June 30, 2000 of the Company's general line of credit to fund the growth of current and new operations. Working capital increased by $5,817,000 since year-end 1999, to $16,298,000 and the Company's current ratio is 4.26 to 1.

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

 Item 3. Quantitative and Qualitative Disclosures About Market Risk

 There have been no material changes in the Company's market risk during the three and six month period ended June 30, 2000. For additional information refer to Item 7 in the Company's Annual Report in form 10-K for the year ended December 31, 1999.

                           PART II - OTHER INFORMATION

   Item 4.    Submission of Matters to a Vote of Security Holders

      A. The annual meeting of stockholders of Wells-Gardner Electronics Corporation was held on April 25, 2000.

      B. Set forth below is the tabulation of the votes on each nominee for election as a director:

                                                       Withhold      Broker
                                       For             Authority    Non-votes
                                    ---------          ---------    ---------
                Marshall L. Burman  4,295,908           63,510          0
                Jerry Kalov         4,302,628           56,790          0
                Frank R. Martin     4,301,263           58,155          0
                Anthony Spier       4,290,141           69,277          0
                Ernest R. Wish      4,286,795           72,623          0

      C. Set forth below is the tabulation of the vote on approval of the adoption of the Company's 2000 Executive Stock Award Plan:

                   For       Against    Withheld  Brokers Nonvotes
                ---------    -------    --------  ----------------
                2,622,874    177,485     21,903      1,537,156

      D. Set forth below is the tabulation of the vote to approve the appointment of KPMG LLP, as independent public accountants of the Company for the current fiscal year:

                   For       Against    Withheld  Brokers Nonvotes
                ---------    -------    --------  ----------------
                4,325,295     22,805      11,318             0

   Item 6. Exhibits and Reports on Form 8-K

         (a). Exhibits:

         Exhibit 27 - Financial Data Schedule

         (b).  Reports on Form 8-K:

               No reports on Form 8-K were filed during the quarter ended June 30, 2000.

                                    SIGNATURE

 Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    WELLS-GARDNER ELECTRONICS CORPORATION

 Date:  August 8, 2000              By:  /s/ GEORGE B. TOMA
                                    -----------------------------------
                                    George B. Toma  CPA, CMA
                                    Vice President of Finance,
                                    Chief Financial Officer & Corporate
                                    Secretary