Form 10-Q
period 2000-09-30
WELLS GARDNER ELECTRONICS CORP
filed 2000-11-03
CIK 105608

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC  20549

                                  FORM 10-Q

(Mark One)
  [ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2000

                                      or

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

                          YES  X              NO

     As of October 31, 2000, 4,886,295 shares of the Common Stock, $1.00 par value of the registrant were outstanding.

                     WELLS-GARDNER ELECTRONICS CORPORATION

                                   FORM 10-Q

                   For The Quarter Ended September 30, 2000

                        PART I - FINANCIAL INFORMATION

 Item 1.

      Index to Financial Statements:

             Condensed Consolidated Statements of Earnings
                - Three Months Ended September 30, 2000 & 1999
                - Nine Months Ended September 30, 2000 & 1999

             Condensed Consolidated Balance Sheets
                - September 30, 2000 & December 31, 1999

             Condensed Consolidated Statements of Cash Flows
                - Nine Months Ended September 30, 2000 & 1999

             Notes to the Condensed Consolidated Financial Statements

 Item 2.
             Management's Discussion and Analysis of Financial Condition and Results of Operations

 Item 3.
             Quantitative and Qualitative Disclosures About Market Risk


                         PART II - OTHER INFORMATION
 Item 6.

             Exhibits and Reports on Form 8-K

 SIGNATURE

Item 1. Financial Statements

WELLS-GARDNER ELECTRONICS CORPORATION
Condensed Consolidated Statements of Earnings (unaudited)

                                             Three Months Ended September 30,
                                                 -------------------------
                                                     2000          1999
                                                 -----------   -----------
Net sales                                       $ 10,796,000  $  9,086,000

Cost of sales                                      8,105,000     7,624,000
Engineering, selling & administrative expenses     2,263,000     1,303,000
                                                 -----------   -----------
Operating income                                     428,000       159,000

(Gain) on sale of fixed assets                        (1,000)            -
Other expense, net                                   197,000       128,000
Income taxes                                               -             -
                                                 -----------   -----------
Net earnings                                    $    232,000  $     31,000
                                                 ===========   ===========
Earnings per share:

Basic net earnings per share                    $       0.05  $       0.01
                                                 ===========   ===========
Diluted net earnings per share                  $       0.05  $       0.01
                                                 ===========   ===========

Basic average common shares outstanding*           4,886,295     4,748,108

Diluted average common shares outstanding          4,930,101     4,850,701


  See accompanying notes to the unaudited condensed consolidated financial statements.

* Shares outstanding have been adjusted to reflect the 5% stock dividend paid to all shareholders of record as of April 7, 2000.


WELLS-GARDNER ELECTRONICS CORPORATION
Condensed Consolidated Statements of Earnings (unaudited)

                                              Nine Months Ended September 30,
                                                 -------------------------
                                                     2000          1999
                                                 -----------   -----------
Net sales                                       $ 37,704,000  $ 29,327,000

Cost of sales                                     30,033,000    24,707,000
Engineering, selling & administrative expenses     6,504,000     4,093,000
                                                 -----------   -----------
Operating income                                   1,167,000       527,000

(Gain) on sale of fixed assets                      (329,000)            -
Other expense, net                                   534,000       337,000
Income taxes                                               -             -
                                                 -----------   -----------
Net earnings                                    $    962,000  $    190,000
                                                 ===========   ===========
Earnings per share:

Basic net earnings per share                    $       0.20  $       0.04
                                                 ===========   ===========
Diluted net earnings per share                  $       0.19  $       0.04
                                                 ===========   ===========

Basic average common shares outstanding*           4,904,739     4,738,503

Diluted average common shares outstanding          5,022,591     4,788,142


  See accompanying notes to the unaudited condensed consolidated financial statements.

* Shares outstanding have been adjusted to reflect the 5% stock dividend paid to all shareholders of record as of April 7, 2000.

WELLS-GARDNER ELECTRONICS CORPORATION
Condensed Consolidated Balance Sheets (unaudited)

                                              September 30,             December 31,
                                                  2000                      1999
                                               -----------               -----------
Assets:
 Current assets:
   Cash & cash equivalents                    $    476,000              $    119,000
   Accounts receivable (net)                     6,763,000                 4,795,000
   Inventory:
     Raw materials                 5,689,000                  6,123,000
     Work in progress              2,675,000                    402,000
     Finished goods                5,506,000                  1,985,000
                                   ---------                  ---------
                                                13,870,000                 8,510,000
 Other current assets                            1,859,000                   609,000
                                               -----------               -----------
     Total current assets                       22,968,000                14,033,000

 Property, plant & equipment (net)               1,103,000                 2,567,000

 Other assets:
   Investment in joint venture                     206,000                         -
   Intangibles (net)                             2,701,000                 2,189,000
                                               -----------               -----------
     Total other assets                          2,907,000                 2,189,000

     Total assets                             $ 26,978,000              $ 18,789,000
                                               ===========               ===========
Liabilities:
 Current liabilities:
   Accounts payable                           $  6,425,000              $  2,127,000
   Accrued expenses                                574,000                   755,000
   Note payable                                    670,000                   670,000
                                               -----------               -----------
     Total current liabilities                   7,669,000                 3,552,000

 Long-term liabilities:
   Notes payable                                 6,523,000                 3,576,000
                                               -----------               -----------
     Total liabilities                          14,192,000                 7,128,000

Shareholders' Equity:
   Common stock: authorized 25,000,000 shares
   $1.00 par value;  4,886,295 shares issued
   as of September 30, 2000 & 4,543,570
   shares issued as of December 31, 1999         4,886,000                 4,544,000
   Additional paid in capital                    2,750,000                 1,869,000
   Retained earnings                             5,324,000                 5,248,000
   Unearned compensation                          (174,000)                        -
                                               -----------               -----------
     Total shareholders' equity                 12,786,000                11,661,000
                                               -----------               -----------
Total liabilities & shareholders' equity      $ 26,978,000              $ 18,789,000
                                               ===========               ===========

See accompanying notes to the unaudited condensed consolidated financial statements.

WELLS-GARDNER ELECTRONICS CORPORATION
Condensed Consolidated Statements of Cash Flows (unaudited)

                                                 Nine Months Ended September 30,
                                                    -------------------------
                                                       2000           1999
                                                    ----------     ----------
Cash flows from operating activities:
 Net earnings                                     $    962,000   $    190,000
 Adjustments to reconcile net earnings to net
 cash provided by (used in) operating activities:
    Depreciation & amortization                        442,000        472,000
    Amortization of unearned compensation                6,000              -
    Gain on sale of fixed assets                      (329,000)             -
    Share of loss in joint venture                      54,000              -
 Changes in current assets & liabilities
  (net of effects of acquisition):
    Accounts receivable                             (1,213,000)       135,000
    Note receivable                                          -        (18,000)
    Inventory                                       (4,517,000)    (2,626,000)
    Prepaid expenses & other current assets         (1,245,000)       212,000
    Accounts payable                                 3,955,000       (230,000)
    Accrued expenses                                  (288,000)      (736,000)
                                                    ----------     ----------
Net cash used in operating activities               (2,173,000)    (2,601,000)
                                                    ----------     ----------

Cash provided by (used in) investing activities:
    Issuance of note receivable                              -        190,000
    Payment for acquisition, net of cash acquired   (1,915,000)             -
    Proceeds from sale of fixed assets               1,499,000              -
    Additions to plant & equipment                    (158,000)      (266,000)
                                                    ----------     ----------
Net cash used in investing activities                 (574,000)       (76,000)
                                                    ----------     ----------
Cash provided by financing activities:
    Borrowings - note payable                        2,947,000      2,653,000
    Proceeds from stock options exercised
    & employee stock purchase plan                     157,000         93,000
                                                    ----------     ----------
Net cash provided by financing activities            3,104,000      2,746,000
                                                    ----------     ----------

Net increase in cash & cash equivalents                357,000         69,000
 Cash & cash equivalents at beginning of period        119,000         26,000
                                                    ----------     ----------
 Cash & cash equivalents at end of period          $   476,000    $    95,000
                                                    ----------     ----------
Supplemental cash flow disclosure:
    Interest paid                                  $   468,000    $   281,000
    Taxes paid                                     $         -    $         -
Supplemental schedule of noncash
  investing activities:
    Investment in joint venture                    $   265,000    $         -

  See accompanying notes to the unaudited condensed consolidated financial statements.

                     WELLS-GARDNER ELECTRONICS CORPORATION

 Notes to the Condensed Consolidated Financial Statements

 1. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, which are necessary for a fair presentation of the financial position and results of operations for the periods presented. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's 1999 Annual Report to shareholders. The results of operations for the three months and nine months ended September 30, 2000 are not necessarily indicative of the operating results for the full year.

 2. On January 12, 2000, the Company acquired certain assets and liabilities of American Gaming and Electronics (AG&E), a leading service and parts distributor to the gaming markets. This acquisition was accounted for under the purchase method of accounting and accordingly, the results of operations of AG&E have been included in the Company's consolidated financial statements from January 12, 2000. The excess of the purchase price over the fair value of the net identifiable assets acquired has been recorded as goodwill and is being amortized over 20 years. The purchase agreement provides for additional payments over the next four years contingent on achieving certain operating income targets. The additional payments, if any, will be charged to goodwill at the time incurred. The effect on results of operations had the acquisition occurred at the beginning of the year was insignificant.

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

 Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

 Third Quarter Ended September 30, 2000 and 1999

 For the third quarter ended September 30, 2000, net sales increased 18.8 percent to $10,796,000 from $9,086,000 in the prior year's period. The sales increase in the quarter was attributed to additional revenue from the Company's acquisition of American Gaming and Electronics which was consummated in January, 2000. Gross operating margin, as a percentage of sales, was 24.9 percent, or $2,691,000, compared to 16.1 percent, or $1,462,000, for the same period last year. This increase in gross operating margin is attributed to the higher sales volume and favorable strategic inventory purchases during the quarter. Engineering, selling, administrative and amortization expenditures increased $960,000 to $2,263,000 from $1,303,000 in the third quarter of 1999. This increase is attributed to the operating expenses incurred for American Gaming and Electronics and the Company's ongoing efforts to expand its international sales. Other expense, net increased $69,000 to $197,000 from $128,000 in the third quarter of 1999. This increase is mainly attributed to additional interest expense incurred during the quarter. For the third quarter of 2000, the Company reported net earnings of $232,000, or 5 cents per basic and diluted share, compared to net earnings of $31,000, or 1 cent per basic and diluted share, for the comparable 1999 quarter. The Company did not recognize any income tax expense in the quarterly periods due to the utilization of net operating loss carryforwards.

 Nine Months Ended September 30, 2000 and 1999

 For the nine months ended September 30, 2000, net sales increased 28.6 percent to $37,704,000 from $29,327,000 in the prior year's period. The sales increase was attributed to additional revenue from the Company's acquisition of American Gaming and Electronics and additional sales from the Company's service business. Gross operating margin, as a percentage of sales, was 20.3 percent, or $7,671,000, compared to 15.8 percent, or $4,620,000, for the same period last year. This increase in gross operating margin is attributed to the higher sales volume, strategic inventory purchases and a favorable product mix. Engineering, selling, administrative and amortization expenditures increased $2,411,000 to $6,504,000 from $4,093,000 for the same period last year. This increase is attributed to the operating expenses incurred for American Gaming and Electronics and the Company's international sales efforts. During the first quarter of 2000, the Company sold its headquarters and recognized a gain on sale of fixed assets of $328,000. Other expense, net increased $197,000 to $534,000 from $337,000 in 1999. This increase is mainly attributed to additional interest expense to fund the acquisition of American Gaming and Electronics and operations during the year. For the nine months of 2000, the Company reported net earnings of $962,000, or 20 cents per basic shares and 19 cents per diluted share, compared to net earnings of $190,000, or 4 cents per basic and diluted share, for the comparable 1999 period. The Company did not recognize any income tax expense in the nine month periods due to the utilization of net operating loss carryforwards.

 Liquidity and Capital Resources

 As of September 30, 2000, cash and cash equivalents increased $357,000 from year end 1999. This increase was due to a timing difference caused by deposits in transit. On a daily basis, the Company utilizes a sweep account to reduce its cash on hand to minimize its outstanding balance on its revolving line of credit and its interest expense. During the quarter the Company entered into a new long-term banking agreement which is filed as an exhibit to this document. Accounts receivable increased $1,968,000 to $6,763,000 from $4,795,000. This increase is attributed to the significant percentage increase in sales volume in 2000. Inventory increased $5,360,000 to $13,870,000 from $8,510,000 at year end 1999.
 This increase is attributed to the inventory on hand of American Gaming and Electronics and higher raw materials and finished goods in the Company's core business. Other current assets increased $1,250,000 to $1,859,000 from $609,000 at year end 1999. This increase is attributed to higher deposits on hand with the Company's strategic vendors. During the first quarter of 2000, the Company entered into a 50/50 joint manufacturing venture in Malaysia. This joint venture is accounted for under the equity method. The Company recorded an investment of $265,000 and recorded a net loss on operations of $54,000 during 2000. Intangibles
 (net) increased $512,000 to $2,701,000 from  $2,189,000 at year end  1999, as the Company recorded goodwill and a noncompete agreement on its acquisition of American Gaming and Electronics. Current liabilities increased $4,117,000 to $7,669,000 from $3,552,000 at year end 1999. This increase is attributed to additional accounts payable due to vendors based on the additional purchases during the quarter. Long-term liabilities increased $2,947,000 to $6,523,000 compared to $3,576,000 at December 31,
 1999. This increase is attributed to a higher outstanding balance at September 30, 2000 of the Company's general line of credit to fund the growth of current and new operations. Working capital increased by $4,818,000 since year-end 1999, to $15,299,000 and the Company's current ratio is 3.0 to 1.

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

 Item 3. Quantitative and Qualitative Disclosures About Market Risk

 There have been no material changes in the Company's market risk during the three and nine month periods ended September 30, 2000. For additional information refer to Item 7 in the Company's Annual Report in form 10-K for the year ended December 31, 1999.


                           PART II - OTHER INFORMATION

   Item 6. Exhibits and Reports on Form 8-K

         (a). Exhibits:

         Exhibit 10.1 - Amended and Restated Loan Agreement dated
                        September 1, 2000
         Exhibit 10.2 - Revolving Note dated September 1, 2000
         Exhibit 10.3 - Amended and Restated London Interbank Offered Rate
                        Borrowing Agreement dated September 1, 2000
         Exhibit 27   - Financial Data Schedule

         (b).  Reports on Form 8-K:

               No reports on Form 8-K were filed during the quarter ended September 30, 2000.

                                 SIGNATURE

 Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 WELLS-GARDNER ELECTRONICS CORPORATION

 Date:  October 31, 2000         By:  /s/ GEORGE B. TOMA
                                 -------------------------------------
                                 George B. Toma  CPA, CMA
                                 Vice President of Finance,
                                 Chief Financial Officer & Corporate
                                 Secretary