Form 10-K
period 2000-12-31
WELLS GARDNER ELECTRONICS CORP
filed 2001-03-16
CIK 105608

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 2000

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

                          2701 North Kildare Avenue
                           Chicago, Illinois 60639
                  (Address of principal executive offices)

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

   Indicate by check mark whether the registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the
 registrant was required to file such reports).  YES  X     NO

   Indicate by  check mark whether  the registrant has  been subject to  such
 filing requirements for the past 90 days.       YES  X     NO

   Indicate by  check mark  if disclosure  of delinquent  filers pursuant  to
 Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

   The aggregate market value of the registrant's voting stock held by non-affiliates of the registrant (assuming for the purposes hereof, that directors, executive officers and 10% or greater stockholders of the registrant are affiliates of the registrant), based upon the closing sale price of the registrants Common Stock on March 1, 2001 was approximately $9,969,000.

   The number of shares of the registrant's Common Stock outstanding as of March 1, 2001, was 4,908,139.

                    DOCUMENTS INCORPORATED BY REFERENCE

   Portions of the Registrant's Annual Report to Shareholders for the year ended December 31, 2000 are incorporated into Part II of this Report on Form 10-K and filed as Exhibit 13 hereto. Portions of the Registrant's Definitive Proxy Statement relating to the Registrant's 2001 Annual Meeting of Stockholders to be filed hereafter are incorporated into Part II of this Report on Form 10-K.

   As used in this Annual Report on Form 10-K, the terms "we," "us," "our" and the Company mean Wells-Gardner Electronics Corporation, an Illinois corporation, and its subsidiaries, unless the context indicates a difference meaning, and the term "common stock" means our common stock, $1.00 par value per share.

                                   PART I
 Item 1.  BUSINESS

 OVERVIEW

 Founded in 1925, Wells-Gardner Electronics Corporation[R] (the "Company") is a distributor and ISO 9001 certified manufacturer of color video monitors, video liquid crystal & plasma displays, coin doors, coin mechanisms and other related distribution products for a wide variety of markets including, but not limited to, gaming machines, coin-operated video games, leisure and fitness, automotive, display, intranet, medical, service and video walls. During 2000, the Company formed a 50/50 joint venture named Wells-Eastern Asia Displays ("WEA") to manufacture video monitors in Malaysia. In addition, the Company acquired American Gaming & Electronics, Inc., a New Jersey corporation and its affiliates ("AGE") in January 2000. AGE, a leading parts distributor to the gaming markets, sells parts and service to over 500 casinos in North America with offices in Las Vegas and Reno, NV; Egg Harbor Township, NJ; Hollywood, FL; Palm Springs, CA and Chicago, IL.


 PRODUCTS

 The Company's primary business is the distribution, design, manufacture, assembly, service and marketing of electronic components which consist of video color monitors and displays, gaming supplies and components, coin doors and mechanisms and the bonding of touch sensors to video monitors. Related video products and accessories accounted for approximately 99 percent of revenue in 2000, 1999 and 1998.

 The Company offers a full line of video monitors, with CRT sizes ranging from 13" to 39" with horizontal scan frequencies from 15kHz to 70kHz. In addition to providing standardized products, the Company also customizes electrical and mechanical applications to meet specific customer require-ments and optically bonds touch screen sensors to the face of the monitors to allow the user of a CRT video monitor to interact with a computer program by touching a video screen.

 The Company's sells into the following markets:

           Market              2000      1999      1998
           --------------------------------------------
           Gaming               41%       29%       22%
           Service & Coin       28%       29%       20%
           Amusement            24%       30%       38%
           Other                 7%       12%       20%
                               ------------------------
                Totals         100%      100%      100%
                               ========================

 MANUFACTURING AND ASSEMBLY

 The Company's production activities consist primarily of wiring printed circuit boards, assembling finished units (and to a limited extent subassemblies), aligning, testing and optically bonding touch sensors in both its Chicago plant and in WEA's plant in Malaysia. The Company manufactures a limited range of electronic components and coin doors and mechanisms and therefore relies on outside sources for the majority of the other required components. A limited number of sources are available for such electronic components and the other raw materials. Two sources supply the Company with almost all of the chassis subassemblies for its two-dimensional color game monitors. Chassis subassemblies are contracted off shore, based on custom designs developed by the Company. As the Company believes is characteristic of other manufacturers in its industry, it has been confronted with long lead times and cost pressures.


 MARKETING AND SALES

 The Company sells products throughout the world. A portion of the Company's products are sold through James Industries, Inc. under a Sales Representation Agreement (See Item 13. Certain Relationships and Related Transactions). James Industries, Inc. is headquartered in Inverness, Illinois and uses the services of regional sub-representative agents and firms. The Company maintains its own internal sales staff primarily for sales of products not covered under the Sales Representation Agreement, repair and service of its products and to support its external sales representative organization.

 The Company is licensed on a non-exclusive basis under certain patents owned by RCA Corporation, covering the technical and electrical design of color display and video monitor chassis. Fees under these licenses are based on the number of units shipped and amounted to less than 0.1% of total 2000 revenue. Although certain of these licenses may expire in the future, it has been the practice of the Company to renew such licenses on substantially the same terms. However, failure of the Company to obtain renewal of any of these licenses could have a materially adverse effect on the Company's business, financial condition and results of operations.

 The Company's business is generally not seasonal.

 The Company has no unique or unusual practices relating to working capital items.

 The Company's largest customer accounted for total revenues of 21%, 32% and 33% in 2000, 1999 and 1998, respectively.

 The Company's 2000 year-end backlog was approximately $10.4 million, representing approximately three months sales. It is the Company's experience that well over 90 percent of backlog results in revenue recognition.

 No material portion of the Company's business is subject to re-negotiation of profits or termination of contracts or subcontracts at the election of the Government.

 During  2000,  the  Company  spent  approximately  $1,400,000  for   product
 engineering, research and development costs, compared to $1,334,000 in 1999 and $1,536,000 in 1998.

 Compliance with federal, state and local provisions which have been enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, has no material effect upon the capital expenditures, earnings and competitive position of the Company.

 At December 31, 2000, the Company  employed approximately 205 persons.   The
 Company believes its relationship with its employees is satisfactory.

 Export sales were approximately 3 percent of sales in 2000 and 1999 and 4 percent in 1998.


 RISK FACTORS RELATED TO OUR BUSINESS AND INDUSTRY

 Our business may be harmed if we are unable to renew the licenses for the intellectual property we use in the manufacture of our products.

 A significant portion of our revenues are derived from the sale of products we manufacture using licensed patents and/or technology. If we fail to renew these licenses on favorable terms or at all, we could be forced to stop manufacturing and distributing these products and our financial condition could be adversely affected.

 The loss of, or interruption of supply from, our key suppliers could limit our ability to manufacture our products.

 We purchase certain materials and components for our products from various suppliers, some of which are located outside of the U.S. Any loss of, or interruption of supply from our key suppliers may require us to find new suppliers. We could experience production or development delays while we seek new suppliers and could have difficulty finding new suppliers, which could substantially impair our operating results and business.

 We depend on one customer for a significant portion of our sales.

 A single customer accounted for 21% of our total revenues in 2000, 32% of our total revenues in 1999 and 33% of our total revenues in 1998. If this customer were to reduce the amount of products and/or services purchased from us or discontinue its business relationship with us, our financial condition could be adversely affected.

 Our growth could be impaired if we are not able to continue to develop and maintain the success of WEA.

 WEA, the Malaysian joint venture we established in January 2000 with Easttech, is an important part of our plan for growth. We expect to produce a significant amount of our manufacturing requirements at WEA's facility in Malaysia. Our growth will depend, in large part, on the success of WEA. If we are unable to successfully complete this transition, we may not be able to grow as expected.

 Our current business may suffer if our move takes longer than expected or is unsuccessful.

 We plan to move from our current manufacturing and corporate headquarters facility in Chicago, Illinois to a new facility in the Chicago metropolitan area during mid-2001. If this move takes longer than expected, costs more than anticipated or is unsuccessful, or if we have failed to anticipate our needs in connection with this space, our business may suffer.

 Intense competition in our industry could impair our ability to grow and achieve profitability.

 We may not be able to compete effectively with current or future competitors. The market for our products and services is rapidly evolving and intensely competitive. We expect this competition to further intensify in the future. Some of our competitors are large companies with greater financial, marketing and products development resources than ours. In addition, new competitors may enter our key markets. This may place us at a disadvantage in responding to our competitors' pricing strategies, technological advances and other initiatives.

 Our gaming business is heavily regulated and we depend on our ability to obtain/ maintain regulatory approvals.

 The manufacture and distribution of parts for gaming machines are subject to extensive federal, state, local and foreign regulations and taxes, and the governments of the various gaming jurisdictions amend these regulations from time to time. Virtually all of these jurisdictions require licenses, permits, documentation of qualification, including evidence of financial stability, and other forms of approval for manufacturers and distributors of gaming machines and for their officers, directors, major shareholders and key personnel. The revocation or denial of a license in a particular jurisdiction could adversely affect our ability to obtain or maintain licenses in other jurisdictions.


 CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

 Because we want to provide you with more meaningful and useful information, this annual report includes forward-looking statements that reflect our current expectations and projections about our future results, performance, prospects and opportunities. You can find many of these statements by looking for words such as "may," "will," "expect," "anticipate," "believe," "intend," "estimate" and similar expressions. These forward-looking statements are based on information currently available to us and are subject to a number of risks, uncertainties and other factors that could cause our actual results, performance, prospects or opportunities in 2001 and beyond to differ materially from those expressed in, or implied by, these forward-looking statements. These risks, uncertainties and other factors include but are not limited to the factors described under the heading "Risk Factors" above. We caution you not to place undue reliance on any forward-looking statements. Except as otherwise required by federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, changed circumstances or any other reason after the date of this annual report.


 Item 2.  PROPERTIES

 The Company's current manufacturing and corporate headquarters is located at 2701 North Kildare Avenue in Chicago, Illinois. During 2000, the Company sold its ownership in this property. It has entered into a monthly lease with the current owner and expects to move into a new, modern, leased facility during mid 2001, resulting in a one-time charge. The Company's current leased Kildare facility has approximately 207,000 square feet of floor space. Not less than 100,000 of the 207,000 square feet of the plant are at any time dedicated to production. Offices for engineering, sales and administration are also located at that facility. The plant is in good condition, is well maintained, and currently has excess production capacity. In 2000, the plant operated at an average 69 percent capacity based on one shift production. The Company also has other leased facilities to support the operations of AGE.


 Item 3.  LEGAL PROCEEDINGS

 As the Company sells its products and services to a wide customer base, from time to time it may be named in legal proceedings. The Company aggressively reviews all claims on a timely basis and in the opinion of management, any currently pending legal claims against the Company have no basis and no loss contingency reserves have been established.


 Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

 No matters were submitted to a vote of the Company's shareholders during the fourth quarter of 2000.


                                  PART II

 Item 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDERS MATTERS.

 The information required by this Item is set forth in Exhibit 13 hereto under the caption "Common Share Market Price," which information is contained in the Company's Annual Report to Shareholders for the year ended December 31, 2000, and incorporated herein by reference.


 Item 6.  SELECTED FINANCIAL DATA

 The information required by this Item is set forth in Exhibit 13 hereto under the caption "Selected Financial Data," which information is contained in the Company's Annual Report to Shareholders for the year ended December 31, 2000, and incorporated herein by reference.


 Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

 The information required by this Item is set forth in Exhibit 13 hereto under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" which information is contained in the Company's Annual Report to Shareholders for the year ended December 31, 2000, and incorporated herein by reference.


 Item 7a.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

 The information required by this Item is set forth in Exhibit 13 hereto under the caption "Market and Credit Risks" in the Management's Discussion and Analysis of Financial Condition and Results of Operations which information is contained in the Company's Annual Report to Shareholders for the year ended December 31, 2000, and incorporated herein by reference.


 Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

 The following financial statements together with the notes thereto are set forth in Exhibit 13 hereto which information is contained in the Company's Annual Report to Shareholders for the year ended December 31, 2000 and incorporated herein by reference.

   Consolidated Balance Sheets as of December 31, 2000 and 1999

   Consolidated Statements of  Operations for years ended December 31,  2000,
     1999 and 1998

   Consolidated Statements of  Shareholders' Equity for years ended  December
     31, 2000, 1999 and 1998

   Consolidated Statements of Cash  Flows for years ended December 31,  2000,
     1999 and 1998

   Notes to the Consolidated Financial Statements


   Independent Auditors' Report

 Quarterly financial data for the years ended December 31, 2000 and 1999 are set forth in Exhibit 13 hereto in Note 13 of "Notes to the Consolidated Financial Statements" and are contained in the Company's Annual Report to Shareholders for the year ended December 31, 2000, which information is hereby incorporated herein by reference.


 Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   None


                                  PART III

 Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

 DIRECTORS

 The information required by this Item is incorporated by reference from the "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance," section of the Company's definitive proxy statement to be filed with the SEC in connection with our 2001 annual meeting of shareholders.

 EXECUTIVE OFFICERS OF THE REGISTRANT

                                                                  Year First
                                                                 Elected As An
      Name                          Office              Age    Executive Officer
 ---------------------  -----------------------------   ---    -----------------
 Anthony Spier          Chairman of the Board,
                        President & Chief
                        Executive Officer                56          1994

 (Alex) C.D. Alexander  Director of Materials            44          2000

 Kathleen E. Hoppe      Chief Information Officer        54          1994

 Mark E. Komorowski     Vice President of Sales &
                        President of AGE                 35          1994

 Eric Slagh             Director of Quality &
                        International Operations         35          1997

 Jeffrey A. Sterling    Vice President of Engineering    42          1998

 George B. Toma         Vice President of Finance,
                        Chief Financial Officer,
                        Treasurer & Corporate Secretary  33          1996

 Randall S. Wells       Executive Vice President &
                        General Manager                  49          1980

 Unless otherwise indicated, each executive officer has served in various executive capacities with the Company for the past five years.

 (Alex) C.D. Alexander joined the Company as Director of Materials in October, 2000. Prior to joining the Company, Mr. Alexander was Director of Materials at Sigmatron International and Robertson Worldwide.

 Eric Slagh joined the Company as Director of Quality in May, 1997 and became Director of International Operations in January, 2000. Prior to joining the Company, Mr. Slagh was Quality Assurance Manager at Danfoss Electronic Drives.

 Jeff Sterling joined the Company as Vice President of Engineering in November, 1998. Prior to joining the Company, Mr. Sterling was Development Director of Commercial Products at Zenith Electronics.


 Item 11.  EXECUTIVE COMPENSATION

 The information required by this Item is incorporated by reference under the captions "Summary Compensation Table," "Option Grants in 2000," "Aggregated Option Exercises in 2000 and Option Values at December 31, 2000," "Report of Board of Directors on Compensation," and "Compensation Committee Interlocks and Insider Participation," of the Company's 2001 annual meeting definitive proxy statement.


 Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

 The information required by this Item is incorporated by reference under the caption "Securities Beneficially Owned by Principal Shareholders and Management," of the Company's 2001 annual meeting definitive proxy statement.


 Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

 The Information required by this Item is incorporated by reference under the captions "Compensation Committee Interlocks and Insider Participation," of the Company's 2001 annual meeting definitive proxy statement.


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

   (3)  Exhibits

 The following exhibits are incorporated by reference or filed herewith:

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

   10.1*. Amended Employment Agreement dated February 29, 1996, between the Company and Anthony Spier and incorporated herein by reference.

   10.2*. Wells-Gardner Electronics Corporation Employee 401K Plan dated January 1, 1990 and Amendment 1 dated February 11, 1992, and Amendment 2 dated January 20, 1994, filed as Exhibit 10.10 of the Company's Annual Report on Form 10-K for the year ended December 31, 1993 and incorporated herein by reference.

   10.3*. Wells-Gardner Electronics Corporation 1996 Nonemployee Director Plan, filed as Annex A to the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on April 23, 1996 and incorporated herein by reference.

   10.4*.  Wells-Gardner   Electronics  Corporation   Amended  and   Restated
 Incentive Stock Plan, as amended and filed as Exhibit 4.1 of the Company's Form S-8, dated August 21, 1998 and incorporated herein by reference.

   10.5. Amended and Restated Sales Representative Agreement dated December 9, 1998 and Amendment 1 dated August 30, 1999 and incorporated by reference in this Annual Report on Form 10-K.

   10.6. Voting Rights Agreement dated December 9, 1998 and Amendment 1 dated August 30, 1999, among the Company, Anthony Spier, John R. Blouin, James J. Roberts, Jr. and James Industries, Inc. and incorporated by reference in this Annual Report on Form 10-K.

   10.7. Acquisition of Certain Assets of American Gaming and Electronics dated January 12, 2000, filed as Exhibits 2.1, 2.2 and 2.3 on Form 8-K , dated January 27, 2000 and incorporated herein by reference.

   10.8. Executive Stock Award Plan, filed as Exhibits 4.1 and 4.2 of the Company's Form S-8, dated May 12, 2000 and incorporated by reference in this Annual Report on Form 10-K.

   10.9 Credit Agreements dated September 1, 2000, between American National Bank and Trust Company and the Company, filed as Exhibits 10.1, 10.2 and
 10.3 of the Company's Form 10-Q dated November 3, 2000 and incorporated herein by reference.

   10.10. License Agreement dated July 1, 2000, between the Company and RCA Corporation.

   10.11. Agreement dated July 3, 2000, between the Company and Local 1031, I.B.E.W., AFL-CIO.

   13. Certain portions of the Company's Annual Report to Shareholders for the year ended December 31, 2000 as specified in Part II hereof.

   23.    Consent of KPMG LLP.

 *Management contract or compensatory plan or arrangement.

   b.   Reports on Form 8-K   No reports  on Form 8-K  were filed during  the
 last quarter ended December 31, 2000.


                                 SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                   WELLS-GARDNER ELECTRONICS CORPORATION


 By: /S/  ANTHONY SPIER
 ----------------------
 Anthony Spier            Chairman of the Board, President
                          & Chief Executive Officer          February 7, 2001

     /S/  GEORGE B. TOMA
 -----------------------
 George B. Toma CPA, CMA  Vice President of Finance,
                          Chief Financial Officer, Treasurer
                          & Corporate Secretary              February 7, 2001

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated.

       Signature                    Title                          Date
       ---------                    -----                          ----

 /S/  ANTHONY SPIER
 -----------------------
 Anthony Spier            Chairman of the Board, President
                          & Chief Executive Officer          February 7, 2001

 /S/  MARSHALL L. BURMAN
 -----------------------
 Marshall L. Burman       Director                           February 7, 2001

 /S/  JERRY KALOV
 -----------------------
 Jerry Kalov              Director                           February 7, 2001

 /S/  FRANK R. MARTIN
 -----------------------
 Frank R. Martin          Director                           February 7, 2001

 /S/  ERNEST R. WISH
 -----------------------
 Ernest R. Wish           Director                           February 7, 2001



                             FINANCIAL SCHEDULE

 Schedules not included with this additional financial data have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereof.

 SCHEDULE II

 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
 ALLOWANCE FOR DOUBTFUL ACCOUNTS

           Balance at
           Beginning         (1)               (2)           Balance at
   Year    of Period      Additions         Deductions     End of Period
   ----    ---------      ---------         ----------     -------------
   1998     264,000        36,000            215,000           85,000

   1999      85,000        36,000             61,000           60,000

   2000      60,000        64,000             34,000           90,000

 (1) Provision for bad debt.
 (2) Accounts receivable written off against the allowance.