Form 10-Q
period 2001-03-31
WELLS GARDNER ELECTRONICS CORP
filed 2001-05-14
CIK 105608

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC  20549

                                  FORM 10-Q

 (Mark One)
   [ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2001

                                      or

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

                          YES  X              NO

     As of May 11, 2001, 5,158,534 shares of the Common Stock, $1.00 par value of the registrant were outstanding.

                     WELLS-GARDNER ELECTRONICS CORPORATION

                                   FORM 10-Q

                     For The Quarter Ended March 31, 2001


                        PART I - FINANCIAL INFORMATION


 Item 1.

      Index to Financial Statements:

             Condensed Consolidated Statements of Operations (unaudited)
                - Three Months Ended March 31, 2001 & 2000

             Condensed Consolidated Balance Sheets (unaudited)
                - March 31, 2001 & December 31, 2000

             Condensed Consolidated Statements of Cash Flows (unaudited)
                - Three Months Ended March 31, 2001 & 2000

             Notes to the Condensed Consolidated Financial Statements


 Item 2.
             Management's Discussion and Analysis of Financial Condition and Results of Operations

 Item 3.
             Quantitative and Qualitative Disclosures About Market Risk


                         PART II - OTHER INFORMATION

 Item 6.
             Exhibits and Reports on Form 8-K

 SIGNATURE

  Item 1. Financial Statements

  WELLS-GARDNER ELECTRONICS CORPORATION
  Condensed Consolidated Statements of Operations (unaudited)

                                                Three Months Ended March 31,
                                                      2001          2000
                                                  -----------   -----------
  Net sales                                      $ 12,216,000  $ 12,899,000

  Cost of sales                                    10,393,000    10,481,000
  Engineering, selling & administrative expenses    2,283,000     2,004,000
                                                  -----------   -----------
  Operating income (loss)                            (460,000)      414,000

  Gain on sale of fixed assets                              -       328,000
  Other expense, net                                  220,000       146,000
  Income taxes                                              -             -
                                                  -----------   -----------
  Net earnings (loss)                            $   (680,000) $    596,000
                                                  ===========   ===========
  Earnings (loss) per share:

  Basic net earnings (loss) per share            $      (0.13) $       0.12
                                                  ===========   ===========
  Diluted net earnings (loss) per share          $      (0.13) $       0.11
                                                  ===========   ===========

  Basic average common shares outstanding *         5,153,546     5,046,097

  Diluted average common shares outstanding *       5,179,838     5,215,396


           See accompanying notes to the unaudited condensed consolidated financial statements.

  * Shares outstanding have been adjusted to reflect the 5% stock dividend paid to all shareholders of record as of April 6, 2001.


 WELLS-GARDNER ELECTRONICS CORPORATION
 Condensed Consolidated Balance Sheets (unaudited)

                                                    March 31,                December 31,
                                                       2001                      2000
                                                   -----------               -----------
 Assets:
  Current assets:
    Cash & cash equivalents                       $    352,000              $     85,000
    Accounts receivable (net)                        8,377,000                 7,746,000
    Inventory:
      Raw materials                     5,473,000                 5,616,000
      Work in progress                  1,271,000                 1,059,000
      Finished goods                    5,583,000                 5,200,000
                                        ---------                 ---------
                                                    12,327,000                11,875,000
  Other current assets                                 927,000                 1,186,000
                                                   -----------               -----------
      Total current assets                          21,983,000                20,892,000

  Property, plant & equipment (net)                  2,766,000                 2,284,000

  Other assets:
    Investment in joint venture                        126,000                   142,000
    Intangibles (net)                                3,401,000                 2,758,000
                                                   -----------               -----------
      Total other assets                             3,527,000                 2,900,000

      Total assets                                $ 28,276,000              $ 26,076,000
                                                   ===========               ===========

 Liabilities:
  Current liabilities:
    Accounts payable                              $  5,736,000              $  4,173,000
    Accrued expenses                                   348,000                   672,000
    Note payable                                       670,000                   670,000
                                                   -----------               -----------
      Total current liabilities                      6,754,000                 5,515,000

  Long-term liabilities:
    Notes payable                                    9,453,000                 7,852,000
                                                   -----------               -----------
      Total liabilities                             16,207,000                13,367,000

 Shareholders' Equity:
    Common stock: authorized 25,000,000 shares
    $1.00 par value;  5,155,392 shares issued
    as of March 31, 2001 & 4,897,869
    shares issued as of December 31, 2000            5,155,000                 4,898,000
    Additional paid in capital                       3,177,000                 2,763,000
    Retained earnings                                3,893,000                 5,213,000
    Unearned compensation                             (156,000)                 (165,000)
                                                   -----------               -----------
      Total shareholders' equity                    12,069,000                12,709,000
                                                   -----------               -----------
      Total liabilities & shareholders' equity    $ 28,276,000              $ 26,076,000
                                                   ===========               ===========

           See accompanying notes to the unaudited condensed consolidated financial statements.


 WELLS-GARDNER ELECTRONICS CORPORATION
 Condensed Consolidated Statements of Cash Flows (unaudited)


                                                 Three Months Ended March 31,
                                                 ----------------------------
                                                      2001           2000
                                                  -----------   -----------
 Cash flows from operating activities:
  Net earnings (loss)                            $   (680,000) $    596,000
  Adjustments to reconcile net earnings (loss)
  to net cash used in operating activities:
     Depreciation & amortization                      154,000       184,000
     Amortization of unearned compensation              9,000             -
     Gain on sale of fixed assets                           -      (328,000)
     Share of loss in joint venture                    16,000             -
  Changes in current assets & liabilities
   (net of effects of acquisition):
     Accounts receivable                             (631,000)   (1,596,000)
     Inventory                                       (452,000)     (921,000)
     Prepaid expenses & other current assets          259,000      (395,000)
     Accounts payable                               1,563,000     1,747,000
     Accrued expenses                                (324,000)      (25,000)
                                                  -----------   -----------
 Net cash used in operating activities                (86,000)     (738,000)
                                                  -----------   -----------
 Cash used in investing activities:
     Payment for acquisition, net
       of cash acquired                              (700,000)   (1,905,000)
     Proceeds from sale of fixed assets                     -     1,499,000
     Additions to plant & equipment                  (579,000)        6,000
                                                  -----------   -----------
 Net cash used in investing activities             (1,279,000)     (400,000)
                                                  -----------   -----------

 Cash provided by financing activities:
     Borrowings - note payable                      1,601,000     1,322,000
     Proceeds from stock options exercised
     & employee stock purchase plan                    31,000        75,000
                                                  -----------   -----------
 Net cash provided by financing activities          1,632,000     1,397,000
                                                  -----------   -----------

 Net increase in cash & cash equivalents              267,000       259,000
  Cash & cash equivalents at
    beginning of period                                85,000       119,000
                                                  -----------   -----------
  Cash & cash equivalents at
    end of period                                $    352,000  $    378,000
                                                  -----------   -----------
 Supplemental cash flow disclosure:
     Interest paid                               $    191,000  $    141,000
     Taxes paid                                  $      9,000  $          -
 Supplemental schedule of noncash
   investing activities:
     Investment in joint venture                 $          -  $    200,000


           See accompanying notes to the unaudited condensed consolidated financial statements.

                     WELLS-GARDNER ELECTRONICS CORPORATION

 Notes to the Condensed Consolidated Financial Statements

 1. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, which are necessary for a fair presentation of the financial position and results of operations for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's 2000 Annual Report to shareholders. The results of operations for the three months ended March 31, 2001 are not necessarily indicative of the operating results for the full year.

 2. On January 12, 2000, the Company acquired certain assets and liabilities of American Gaming and Electronics (AGE), a leading service and parts distributor to the gaming markets. This acquisition was accounted for under the purchase method of accounting and accordingly, the results of operations of AGE have been included in the Company's condensed consolidated financial statements from January 12, 2000. The excess of the purchase price over the fair value of the net identifiable assets acquired was recorded as goodwill and is being amortized. The purchase agreement provides for additional payments over the next four years contingent on achieving certain operating income targets. The additional payments, if any, will be charged to goodwill at the time they are made. During the first quarter of 2001, additional payments totaling $700,000 were paid based on the purchase agreement and recorded as goodwill. AGE is operated as a wholly owned subsidiary.

 3. On March 28, 2000, the Company sold its Chicago headquarters and recognized a gain on the sale of fixed assets of $328,000, which was recorded in the first quarter of 2000.

 4. On February 12, 2001, the Company declared a five percent (5%) stock dividend payable to all common stock shareholders of record on April 6, 2001. Shares outstanding for all periods presented have been adjusted to reflect the five percent (5%) stock dividend.

 5. Basic earnings (loss) per share is based on the weighted average number of shares outstanding whereas diluted earnings (loss) per share includes the dilutive effect of unexercised common stock equivalents. Both basic and diluted earnings (loss) per share reflect the declared stock dividend as referenced in note 4.

 6. The Company was in default of certain loan covenants as of March 31, 2001, but has received a wavier from its lender. The Company expects to enter into a new loan agreement with its lender that will, among other matters, contain revised loan covenants.


 Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

 First Quarter Ended March 31, 2001 and 2000

 For the first quarter ended March 31, 2001, net sales decreased 5.3 percent to $12,216,000 from $12,899,000 in the prior year's period. The sales decrease in the quarter was attributed to lower sales of the Company's video monitors. Gross operating margin, as a percentage of sales, was 14.9 percent, or $1,823,000, compared to 18.7 percent, or $2,418,000, for the same period last year. This decrease in gross operating margin is attributed to the lower sales volume and production costs incurred relating to start-up efforts of the Company's joint venture in Malaysia. Engineering, selling, administrative and amortization expenditures increased $279,000 to $2,283,000 from $2,004,000 in the first quarter of 2000. This increase is attributed to additional development costs relating to the Company's new digital products, costs related to gaming licensing fees for multiple jurisdictions, expansion of three AGE offices and costs associated with the implementation of the Company's new computer system. During the first quarter of 2000, the Company sold its headquarters and recorded a gain on sale of fixed assets of $328,000 or 6 cents per basic and diluted share. Other expense, net increased $74,000 to $220,000 from $146,000 in the first quarter of 2000. This increase is mainly attributed to additional interest expense incurred during the quarter. For the first quarter of 2001, the Company reported net losses of $680,000, or 13 cents per basic and diluted share, compared to net earnings of $596,000, or 12 cent per basic share and 11 cents per diluted share, for the comparable 2000 quarter. The Company was in default of certain loan covenants as of March 31, 2001, but has received a wavier from its lender. The Company expects to enter into a new loan agreement with its lender that will, among other matters, contain revised loan covenants. The Company did not recognize any income tax expense in the quarterly periods due to the utilization of net operating loss carryforwards.

 Liquidity and Capital Resources

 As of March 31, 2001, cash and cash equivalents increased $267,000 from year end 2000. This increase was due to a timing difference caused by deposits in transit. On a daily basis, the Company utilizes a sweep account to reduce its cash on hand to minimize its outstanding balance on its revolving line of credit and its interest expense. Accounts receivable increased $631,000 to $8,377,000 from $7,746,000. This increase is attributed to higher sales recorded during the last month of the quarter. Inventory increased $452,000 to $12,327,000 from $11,875,000 at year end 2000. This increase is attributed to additional inventory on hand to support its gaming customers. Other current assets decreased $259,000 to $927,000 from $1,186,000 at year end 2000. Property, plant & equipment (net) increased $482,000 to
 $2,766,000 from $2,284,000 at year end 2000, as the Company began to capitalize the installation of its new computer system. Intangibles (net) increased $643,000 to $3,401,000 from $2,758,000 at year end 2000, as the
 Company recorded additional goodwill for payments made to the AGE principals in connection with the Company's acquisition consummated in 2000. Current liabilities increased $1,239,000 to $6,754,000 from $5,515,000 at year end 2000. This increase is attributed to additional accounts payable due to vendors based on the additional purchases during the quarter. Long-term liabilities increased $1,601,000 to $9,453,000 compared to $7,852,000 at December 31, 2000. This increase is attributed to a higher outstanding balance as of March 31, 2001 of the Company's general line of credit to fund the acquisition payment as well as growth of current and new operations.


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


 Item 3. Quantitative and Qualitative Disclosures About Market Risk

 There have been no material changes to the Company's market risk during the three months ended March 31, 2001. For additional information refer to Item 7a in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.


                           PART II - OTHER INFORMATION

   Item 6. Exhibits and Reports on Form 8-K

         (a).  Exhibits:

               None

         (b).  Reports on Form 8-K:

               No reports on Form 8-K were filed during the quarter ended March 31, 2001.

                                  SIGNATURE

 Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  WELLS-GARDNER ELECTRONICS CORPORATION

 Date:  May 11, 2001              By:  /s/ GEORGE B. TOMA
                                       --------------------------
                                       George B. Toma CPA, CMA
                                       Vice President of Finance,
                                       Chief Financial Officer &
                                       Corporate Secretary