Form 10-Q
period 2001-06-30
WELLS GARDNER ELECTRONICS CORP
filed 2001-08-14
CIK 105608

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC  20549

                                  FORM 10-Q

 (Mark One)
   [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2001

                                      or

   [  ]    Transition Report Pursuant to Section 13 or 15(d) of the
           Securities Exchange Act of 1934

           for the transition period from ____________ to ____________

                        Commission File Number  1-8250

                    WELLS-GARDNER ELECTRONICS CORPORATION
            (Exact name of registrant as specified in its charter)

            Illinois                                   36-1944630
 (State or other jurisdiction of            (IRS Employer Identification No.)
  incorporation or organization)


 9500 West 55th Street, Suite A, McCook, Illinois              60525-3605
   (Address of principal executive offices)                    (Zip Code)

                                (708) 290-2100
             (Registrant's telephone number, including area code)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          YES  X              NO

     As of August 9, 2001, 5,185,522 shares of the Common Stock, $1.00 par value of the registrant were outstanding.

                     WELLS-GARDNER ELECTRONICS CORPORATION

                                   FORM 10-Q

                      For The Quarter Ended June 30, 2001


                        PART I - FINANCIAL INFORMATION


 Item 1.
      Index to Financial Statements:

             Condensed Consolidated Statements of Operations (unaudited)
                - Three Months Ended June 30, 2001 & 2000
                - Six Months Ended June 30, 2001 & 2000

             Condensed Consolidated Balance Sheets (unaudited)
                - June 30, 2001 & December 31, 2000

             Condensed Consolidated Statements of Cash Flows (unaudited)
                - Six Months Ended June 30, 2001 & 2000

             Notes to the Condensed Consolidated Financial Statements

 Item 2.
             Management's Discussion and Analysis of Financial Condition and Results of Operations
 Item 3.
             Quantitative and Qualitative Disclosures About Market Risk


                         PART II - OTHER INFORMATION
 Item 4.
             Submission of Matters to a Vote of Security Holders


 Item 6.
             Exhibits and Reports on Form 8-K

 SIGNATURE

 Item 1. Financial Statements


 WELLS-GARDNER ELECTRONICS CORPORATION
 Condensed Consolidated Statements of Operations (unaudited)

                                                 Three Months Ended June 30,
                                                     2001          2000
                                                  -----------   -----------
 Net sales                                       $ 11,183,000  $ 14,009,000

 Cost of sales                                      9,053,000    11,447,000
 Engineering, selling & administrative expenses     2,727,000     2,237,000
 Moving related expenses                            1,318,000             -
                                                  -----------   -----------
 Operating income (loss)                           (1,915,000)      325,000

 Other expenses, net                                  196,000       192,000
 Income taxes                                               -             -
                                                  -----------   -----------
 Net earnings (loss)                             $ (2,111,000) $    133,000
                                                  ===========   ===========
 Earnings (loss) per share:

 Basic net earnings (loss) per share             $      (0.41)  $      0.03
                                                  ===========   ===========
 Diluted net earnings (loss) per share           $      (0.41)  $      0.03
                                                  ===========   ===========

 Basic average common shares outstanding *          5,172,070     5,124,737
 Diluted average common shares outstanding *        5,172,070     5,269,948


           See accompanying notes to the unaudited condensed consolidated financial statements.

 * Shares outstanding have been adjusted to reflect the 5% stock dividend paid to all shareholders of record as of April 6, 2001.


 WELLS-GARDNER ELECTRONICS CORPORATION
 Condensed Consolidated Statements of Operations (unaudited)

                                                  Six Months Ended June 30,
                                                     2001          2000
                                                  -----------   -----------
 Net sales                                       $ 23,399,000  $ 26,908,000

 Cost of sales                                     19,446,000    21,928,000
 Engineering, selling & administrative expenses     5,010,000     4,241,000
 Moving related expenses                            1,318,000             -
                                                  -----------   -----------
 Operating income (loss)                           (2,375,000)      739,000

 (Gain) on sale of fixed assets                             -      (328,000)
 Other expenses, net                                  416,000       338,000
 Income taxes                                               -             -
                                                  -----------   -----------
 Net earnings (loss)                             $ (2,791,000) $    729,000
                                                  ===========   ===========
 Earnings (loss) per share:

 Basic net earnings (loss) per share              $     (0.54) $       0.14
                                                  ===========   ===========
 Diluted net earnings (loss) per share            $     (0.54) $       0.14
                                                  ===========   ===========

 Basic average common shares outstanding *          5,170,792     5,134,158
 Diluted average common shares outstanding *        5,170,792     5,308,336


           See accompanying notes to the unaudited condensed consolidated financial statements.

 * Shares outstanding have been adjusted to reflect the 5% stock dividend paid to all shareholders of record as of April 6, 2001.


 WELLS-GARDNER ELECTRONICS CORPORATION
 Condensed Consolidated Balance Sheets (unaudited)

                                                     June 30,                December 31,
                                                       2001                      2000
                                                   -----------               -----------
 Assets:
  Current assets:
    Cash & cash equivalents                       $    636,000              $     85,000
    Accounts receivable (net)                        6,616,000                 7,746,000
    Inventory:
      Raw materials                    5,670,000                  5,616,000
      Work in progress                   980,000                  1,059,000
      Finished goods                   5,757,000                  5,200,000
                                       ---------                  ---------
                                                    12,407,000                11,875,000
  Other current assets                                 952,000                 1,186,000
                                                   -----------               -----------
      Total current assets                          20,611,000                20,892,000

  Property, plant & equipment (net)                  3,043,000                 2,284,000

  Other assets:
    Investment in joint venture                        159,000                   142,000
    Intangibles (net)                                3,333,000                 2,758,000
                                                   -----------               -----------
      Total other assets                             3,492,000                 2,900,000

      Total assets                                $ 27,146,000              $ 26,076,000
                                                   ===========               ===========
 Liabilities:
  Current liabilities:
    Accounts payable                              $  5,156,000              $  4,173,000
    Accrued expenses                                 1,091,000                   672,000
    Note payable                                       670,000                   670,000
                                                   -----------               -----------
      Total current liabilities                      6,917,000                 5,515,000

  Long-term liabilities:
    Notes payable                                   10,220,000                 7,852,000
                                                   -----------               -----------
      Total liabilities                             17,137,000                13,367,000

 Shareholders' Equity:
    Common stock: authorized 25,000,000 shares
    $1.00 par value;  5,169,500 shares issued
    as of June 30, 2001 & 4,897,869
    shares issued as of December 31, 2000            5,170,000                 4,898,000
    Additional paid in capital                       3,204,000                 2,763,000
    Retained earnings                                1,782,000                 5,213,000
    Unearned compensation                             (147,000)                 (165,000)
                                                   -----------               -----------
      Total shareholders' equity                    10,009,000                12,709,000
                                                   -----------               -----------
      Total liabilities & shareholders' equity    $ 27,146,000              $ 26,076,000
                                                   ===========               ===========

 See accompanying notes to the unaudited condensed consolidated financial statements.


 WELLS-GARDNER ELECTRONICS CORPORATION
 Condensed Consolidated Statements of Cash Flows (unaudited)

                                                  Six Months Ended June 30,
                                                  -------------------------
                                                     2001          2000
                                                  -----------   -----------
 Cash flows from operating activities:
  Net earnings (loss)                            $ (2,791,000) $    729,000
  Adjustments to reconcile net earnings (loss)
   to net cash used in operating activities:
     Depreciation & amortization                      348,000       291,000
     Amortization of unearned compensation             18,000             -
     Gain on sale of fixed assets                           -      (328,000)
     Share of loss in joint venture                    14,000        27,000
  Changes in current assets & liabilities
   (net of effects of acquisition):
     Accounts receivable                            1,130,000    (3,434,000)
     Inventory                                       (532,000)   (1,325,000)
     Prepaid expenses & other current assets          234,000      (558,000)
     Accounts payable                                 983,000     1,232,000
     Accrued expenses                                 419,000      (235,000)
                                                  -----------   -----------
 Net cash used in operating activities               (177,000)   (3,601,000)
                                                  -----------   -----------
 Cash used in investing activities:
     Payment for acquisition, net
       of cash acquired                              (700,000)   (1,998,000)
     Proceeds from sale of fixed assets                     -     1,499,000
     Additions to plant & equipment                (1,013,000)      (92,000)
                                                  -----------   -----------
 Net cash used in investing activities             (1,713,000)     (591,000)
                                                  -----------   -----------
 Cash provided by financing activities:
     Borrowings - note payable                      2,368,000     4,405,000
     Proceeds from stock options exercised
     & employee stock purchase plan                    73,000       131,000
                                                  -----------   -----------
 Net cash provided by financing activities          2,441,000     4,536,000
                                                  -----------   -----------
 Net increase in cash & cash equivalents              551,000       344,000
  Cash & cash equivalents at
    beginning of period                                85,000       119,000
                                                  -----------   -----------
  Cash & cash equivalents at
    end of period                                $    636,000  $    463,000
                                                  -----------   -----------
 Supplemental cash flow disclosure:
     Interest paid                               $    381,000  $    304,000
     Taxes paid                                  $      9,000  $          -
 Supplemental schedule of noncash
   investing activities:
     Investment in joint venture                 $     31,000  $    200,000

           See accompanying notes to the unaudited condensed consolidated financial statements.



                     WELLS-GARDNER ELECTRONICS CORPORATION

 Notes to the Condensed Consolidated Financial Statements

 1. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, which are necessary for a fair presentation of the financial position and results of operations for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's 2000 Annual Report to shareholders. The results of operations for the three months and six months ended June 30, 2001 are not necessarily indicative of the operating results for the full year.

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

 5.  During the second quarter of 2001, the Company moved its  entire Chicago
 operations to  McCook, Illinois.   This  resulted in  a  one-time charge  to
 earnings of $1,318,000.

 6. Basic earnings (loss) per share is based on the weighted average number of shares outstanding whereas diluted earnings (loss) per share includes the dilutive effect of unexercised common stock equivalents (except when antidilutive). Both basic and diluted earnings (loss) per share reflect the declared stock dividend as referenced in note 4.

 7. The Company was in default of certain loan covenants as of June 30, 2001, but has received a waiver from its lender. The Company has executed a commitment letter from its current lender whereas the Company will enter into a new loan agreement that will, among other matters, contain revised loan covenants. This new agreement will be fully consummated in the third quarter of 2001.

 Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

 Second Quarter Ended June 30, 2001 and 2000

 For the second quarter ended June 30, 2001, net sales decreased 20.2 percent to $11,183,000 from $14,009,000 in the prior year's period. The sales decrease in the quarter was attributed to lower sales of the Company's video monitors to its amusement customers. Gross operating margin, as a percentage of sales, was 19.0 percent, or $2,130,000, compared to 18.3 percent, or $2,562,000, for the same period last year. This increase in gross operating margin is attributed to favorable product mix sold during the quarter. Engineering, selling, administrative and amortization expenditures increased $490,000 to $2,727,000 from $2,237,000 in the second quarter of 2000. This increase in expenses are attributed to severance costs incurred relating to the elimination of non-production personnel, fully reserving for a customer who filed bankruptcy, and costs related to gaming licensing fees for multiple jurisdictions. During the second quarter of 2001, the Company moved its Chicago based operations to McCook, Illinois and recorded moving related expenses of $1,318,000 or 25 cents per basic and diluted share. Other expense, net, increased $4,000 to $196,000 from $192,000 in the second quarter of 2000. For the second quarter of 2001, the Company reported net losses of $2,111,000, or 41 cents per basic and diluted share, compared to net earnings of $133,000, or 3 cents per basic and diluted share, for the comparable 2000 quarter. The Company was in default of certain loan covenants as of June 30, 2001, but has received a waiver from its lender. The Company is entering into a new loan agreement with its current lender that will, among other matters, contain revised loan covenants. This new agreement will be fully consummated in the third quarter of 2001. The Company did not recognize any income tax expense in the quarterly periods due to the utilization of net operating loss carryforwards.

 Six Months Ended June 30, 2001 and 2000

 For the six months ended June 30, 2001, net sales decreased 13.0 percent to $23,399,000 from $26,908,000 in the prior year's period. The sales decrease in the quarter was attributed to lower sales of the Company's video monitors to its amusement customers. Gross operating margin, as a percentage of sales, was 16.9 percent, or $3,953,000, compared to 18.5 percent, or $4,980,000, for the same period last year. This decrease in gross operating margin is attributed to the lower sales volume and the lower gross operating margin incurred during the first quarter of 2001. Engineering, selling, administrative and amortization expenditures increased $769,000 to $5,010,000 from $4,241,000 for the same period last year. This increase is attributed to additional development costs relating to the Company's new digital products, costs related to gaming licensing fees for multiple jurisdictions, costs incurred with a customer who filed bankruptcy and severance costs incurred with the elimination of non-production personnel. During the second quarter of 2001, the Company moved its Chicago based operations to McCook, Illinois and recorded moving related expenses of $1,318,000 or 25 cents per basic and diluted share. During the first quarter of 2000, the Company sold its headquarters and recognized a gain on sale of fixed assets of $328,000 of 6 cents per basic and diluted share. Other expense, net, increased $78,000 to $416,000 from $338,000 in 2000. This increase is mainly attributed to additional interest expense incurred during the quarter. For the six months of 2001, the Company reported net losses of $2,791,000, or 54 cents per basic and diluted share, compared to net earnings of $729,000, or 14 cents per basic and diluted share, for the comparable 2000 period. The Company did not recognize any income tax expense in the six month periods due to the utilization of net operating loss carryforwards.

 Liquidity and Capital Resources

 As of June 30, 2001, cash and cash equivalents increased $551,000 from year end 2000. This increase was due to a timing difference caused by deposits in transit. On a daily basis, the Company utilizes a sweep account to reduce its cash on hand to minimize its outstanding balance on its revolving line of credit and its interest expense. Accounts receivable decreased $1,130,000 to $6,616,000 from $7,746,000. This decrease is attributed to lower sales volume recorded during 2001. Inventory increased $532,000 to $12,407,000 from $11,875,000 at year end 2000. This increase is attributed to additional finished good inventory on hand to support its gaming customers. Other current assets decreased $234,000 to $952,000 from $1,186,000 at year end 2000. Property, plant & equipment (net) increased $759,000 to $3,042,000 from $2,284,000 at year end 2000, as the Company capitalized the installation of its new computer system and recorded additional fixed assets in connection with its move. Intangibles (net) increased $575,000 to $3,333,000 from $2,758,000 at year end 2000, as the
 Company recorded additional goodwill for payments made to the AGE principals in connection with the Company's acquisition consummated in 2000. Current liabilities increased $1,402,000 to $6,917,000 from $5,515,000 at year end 2000. This increase is attributed to additional accounts payable due to vendors. Long-term liabilities increased $2,368,000 to $10,220,000 compared to $7,852,000 at December 31, 2000. This increase is attributed to a higher outstanding balance as of June 30, 2001 of the Company's general line of credit to fund the acquisition payment, the move of the Company's Chicago operations and current and new operations.

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

 In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations" ("SFAS 141") which supersedes APB Opinion No. 16, "Business Combinations", and SFAS No. 38, "Accounting for Pre-acquisition Contingencies of Purchased Enterprises". SFAS 141 addresses financial accounting and reporting for business combinations and requires that all business combinations within the scope of the SFAS 141 be accounted for using only the purchase method. SFAS 141 is required to be adopted for all business combinations initiated after June 30, 2001. Management has assessed the impact of the adoption of SFAS 141 on its consolidated financial statements and believes the impact will not be material.

 Also in June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142") which supersedes APB Opinion No. 17, "Intangible Assets". SFAS 142 addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. SFAS 142 also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. The provisions of SFAS 142 are required to be applied starting with fiscal years beginning after December 15, 2001. SFAS 142 is required to be applied at the beginning of an entity's fiscal year and to be applied to all goodwill and other intangible assets recognized in its financial statements at that date. Management is currently evaluating the impact that adoption of SFAS 142 will have on its consolidated financial statements.

 Item 3. Quantitative and Qualitative Disclosures About Market Risk

 There have been no material changes to the Company's market risk during the three months and six months ended June 30, 2001. For additional information refer to Item 7a in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.



                           PART II - OTHER INFORMATION

   Item 4.  Submission of Matters to a Vote of Security Holders

      A. The annual meeting of stockholders of Wells-Gardner Electronics Corporation was held on April 24, 2001.

      B. Set forth below is the tabulation of the votes on each nominee for election as a director:
                                                    Withhold       Broker
                                       For          Authority    Non-votes
                                    ---------       ---------    ---------
              Marshall L. Burman    4,571,664        136,289         0
              Jerry Kalov           4,573,869        134,084         0
              Frank R. Martin       4,573,869        134,084         0
              Anthony Spier         4,567,030        140,923         0
              Dr. Mark L. Yoseloff  4,569,460        138,493         0

      C. Set forth below is the tabulation of the vote to approve the appointment of KPMG LLP, as independent public accountants of the Company for the current fiscal year:


                                                                  Broker
                         For          Against       Withheld     Non-votes
                     ---------        -------       --------     ---------
                     4,581,654        116,260        10,039          0



   Item 6. Exhibits and Reports on Form 8-K

         (a). Exhibits:
              None

         (b). Reports on Form 8-K:
              No reports on Form 8-K were filed during the quarter ended June 30, 2001.

                                    SIGNATURE

 Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    WELLS-GARDNER ELECTRONICS CORPORATION

 Date:  August 9, 2001              By:  /s/ GEORGE B. TOMA
                                         --------------------------
                                         George B. Toma CPA, CMA
                                         Vice President of Finance,
                                         Chief Financial Officer &
                                         Corporate Secretary