Form 10-Q
period 2001-09-30
WELLS GARDNER ELECTRONICS CORP
filed 2001-11-14
CIK 105608

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC  20549

                                  FORM 10-Q

 (Mark One)
   [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2001

                                      or

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

                          YES  X              NO

     As of October 31, 2001, 5,208,284 shares of the Common Stock, $1.00 par value of the registrant were outstanding.

                     WELLS-GARDNER ELECTRONICS CORPORATION

                                   FORM 10-Q

                   For The Quarter Ended September 30, 2001


                        PART I - FINANCIAL INFORMATION


 Item 1.
      Index to Financial Statements:

             Condensed Consolidated Statements of Operations (unaudited)
                - Three Months Ended September 30, 2001 & 2000
                - Nine Months Ended September 30, 2001 & 2000

             Condensed Consolidated Balance Sheets (unaudited)
                - September 30, 2001 & December 31, 2000

             Condensed Consolidated Statements of Cash Flows (unaudited)
                - Nine Months Ended September 30, 2001 & 2000

             Notes to the Condensed Consolidated Financial Statements

 Item 2.
             Management's Discussion and Analysis of Financial Condition and Results of Operations
 Item 3.
             Quantitative and Qualitative Disclosures About Market Risk


                         PART II - OTHER INFORMATION
 Item 6.
             Exhibits and Reports on Form 8-K

 SIGNATURE

 Item 1. Financial Statements


 WELLS-GARDNER ELECTRONICS CORPORATION
 Condensed Consolidated Statements of Operations (unaudited)


                                              Three Months Ended September 30,
                                                     2001          2000
                                                  -----------   -----------
 Net sales                                       $ 10,179,000  $ 10,796,000

 Cost of sales                                      8,450,000     8,105,000
 Engineering, selling & administrative expenses     1,927,000     2,263,000
                                                  -----------   -----------
 Operating income (loss)                             (198,000)      428,000

 (Gain) on sale of fixed assets                             -        (1,000)
 Other expenses, net                                  139,000       197,000
 Income taxes                                               -             -
                                                  -----------   -----------
 Net earnings (loss)                             $   (337,000) $    232,000
                                                  ===========   ===========
 Earnings (loss) per share:

 Basic net earnings (loss) per share             $      (0.06) $       0.05
                                                  ===========   ===========
 Diluted net earnings (loss) per share           $      (0.06) $       0.04
                                                  ===========   ===========

 Basic average common shares outstanding *          5,261,256     5,130,610
 Diluted average common shares outstanding *        5,261,256     5,176,607


           See accompanying notes to the unaudited condensed consolidated financial statements.

 * Shares outstanding have been adjusted to reflect the 5% stock dividend paid to all shareholders of record as of April 6, 2001.


 WELLS-GARDNER ELECTRONICS CORPORATION
 Condensed Consolidated Statements of Operations (unaudited)


                                               Nine Months Ended September 30,
                                                      2001          2000
                                                  -----------   -----------
 Net sales                                      $  33,578,000  $ 37,704,000

 Cost of sales                                     27,896,000    30,033,000
 Engineering, selling & administrative expenses     6,937,000     6,504,000
 Moving related expenses                            1,318,000             -
                                                  -----------   -----------
 Operating income (loss)                           (2,573,000)    1,167,000

 (Gain) on sale of fixed assets                             -      (329,000)
 Other expenses, net                                  555,000       534,000
 Income taxes                                               -             -
                                                  -----------   -----------
 Net earnings (loss)                             $ (3,128,000) $    962,000
                                                  ===========   ===========
 Earnings (loss) per share:

 Basic net earnings (loss) per share             $      (0.60) $       0.19
                                                  ===========   ===========
 Diluted net earnings (loss) per share           $      (0.60) $       0.18
                                                  ===========   ===========

 Basic average common shares outstanding *          5,228,038     5,149,976
 Diluted average common shares outstanding *        5,228,038     5,273,721


           See accompanying notes to the unaudited condensed consolidated financial statements.

 * Shares outstanding have been adjusted to reflect the 5% stock dividend paid to all shareholders of record as of April 6, 2001.


 WELLS-GARDNER ELECTRONICS CORPORATION
 Condensed Consolidated Balance Sheets (unaudited)

                                                  September 30,              December 31,
                                                       2001                      2000
                                                   -----------               -----------
 Assets:
 -------
  Current assets:
    Cash & cash equivalents                       $    388,000              $     85,000
    Accounts receivable (net)                        6,697,000                 7,746,000
    Inventory:
      Raw materials                    5,545,000                  5,616,000
      Work in progress                    55,000                  1,059,000
      Finished goods                   4,554,000                  5,200,000
                                       ---------                  ---------
                                                    10,154,000                11,875,000
  Other current assets                               1,204,000                 1,186,000
                                                   -----------               -----------
      Total current assets                          18,443,000                20,892,000

  Property, plant & equipment (net)                  3,116,000                 2,284,000

  Other assets:
    Investment in joint venture                        196,000                   142,000
    Intangibles (net)                                3,266,000                 2,758,000
                                                   -----------               -----------
      Total other assets                             3,462,000                 2,900,000

      Total assets                                $ 25,021,000              $ 26,076,000
                                                   ===========               ===========
 Liabilities:
 ------------
  Current liabilities:
    Accounts payable                              $  3,907,000              $  4,173,000
    Accrued expenses                                   348,000                   672,000
    Note payable                                     1,140,000                   670,000
                                                   -----------               -----------
      Total current liabilities                      5,395,000                 5,515,000

  Long-term liabilities:
    Notes payable                                    9,872,000                 7,852,000
                                                   -----------               -----------
      Total liabilities                             15,267,000                13,367,000

 Shareholders' Equity:
 ---------------------
    Common stock: authorized 25,000,000 shares,
    $1.00 par value;  5,208,284 shares issued
    as of September 30, 2001 & 4,897,869
    shares issued as of December 31, 2000            5,208,000                 4,898,000
    Additional paid in capital                       3,240,000                 2,763,000
    Retained earnings                                1,444,000                 5,213,000
    Unearned compensation                             (138,000)                 (165,000)
                                                   -----------               -----------
      Total shareholders' equity                     9,754,000                12,709,000
                                                   -----------               -----------
      Total liabilities & shareholders' equity    $ 25,021,000              $ 26,076,000
                                                   ===========               ===========

 See accompanying notes to the unaudited condensed consolidated financial statements.


 WELLS-GARDNER ELECTRONICS CORPORATION
 Condensed Consolidated Statements of Cash Flows (unaudited)


                                               Nine Months Ended September 30,
                                                  -------------------------
                                                     2001          2000
                                                  -----------   -----------
 Cash flows from operating activities:
  Net earnings (loss)                            $ (3,128,000) $    962,000
  Adjustments to reconcile net earnings (loss)
  to net cash used in operating activities:
     Depreciation & amortization                      544,000       442,000
     Amortization of unearned compensation             27,000         6,000
     Gain on sale of fixed assets                           -      (329,000)
     Share of (gain) loss in joint venture            (54,000)       54,000
  Changes in current assets & liabilities
   (net of effects of acquisition):
     Accounts receivable                            1,049,000    (1,213,000)
     Inventory                                      1,721,000    (4,517,000)
     Prepaid expenses & other current assets          (18,000)   (1,245,000)
     Accounts payable                                (266,000)    3,955,000
     Accrued expenses                                (324,000)     (288,000)
                                                  -----------   -----------
 Net cash used in operating activities               (449,000)   (2,173,000)
                                                  -----------   -----------
 Cash used in investing activities:
     Payment for acquisition, net
       of cash acquired                              (700,000)   (1,915,000)
     Proceeds from sale of fixed assets                           1,499,000
     Additions to plant & equipment                (1,185,000)     (158,000)
                                                  -----------   -----------
 Net cash used in investing activities             (1,885,000)     (574,000)
                                                  -----------   -----------
 Cash provided by financing activities:
     Borrowings - note payable                       2,490,00     2,947,000
     Proceeds from stock options exercised
     & employee stock purchase plan                   147,000       157,000
                                                  -----------   -----------
 Net cash provided by financing activities           2,637,00     3,104,000
                                                  -----------   -----------
 Net increase in cash & cash equivalents              303,000       357,000
  Cash & cash equivalents at
    beginning of period                                85,000       119,000
                                                  -----------   -----------
  Cash & cash equivalents at
    end of period                                 $   388,000  $    476,000
                                                  -----------   -----------
 Supplemental cash flow disclosure:
     Interest paid                               $   577,000   $    468,000
     Taxes paid                                  $    18,000   $          -
 Supplemental schedule of noncash
   investing activities:
     Investment in joint venture                 $         -   $    265,000


           See accompanying notes to the unaudited condensed consolidated financial statements.



                     WELLS-GARDNER ELECTRONICS CORPORATION

 Notes to the Condensed Consolidated Financial Statements

 1. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, which are necessary for a fair presentation of the financial position and results of operations for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's 2000 Annual Report to shareholders. The results of operations for the three months and nine months ended September 30, 2001 are not necessarily indicative of the operating results for the full year.

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

 3. On March 28, 2000, the Company sold its Chicago headquarters and recognized a gain on the sale of fixed assets of $329,000, which was recorded in the first quarter of 2000.

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

 7. On August 31, 2001, the Company entered into a new credit agreement with American National Bank and Trust, who arranged an $11 million revolving note and a $4.7 million term note (the "Credit Agreement") maturing in no event later than August 31, 2003. Borrowings are subject to a variable interest rate based on the prime commercial rate or on a function of the London Interbank Offered Rate ("LIBOR"). The Company's Credit Agreement includes covenants which, among other things, require that the Company maintain certain financial ratios and a minimum level of consolidated net worth. The Company is in compliance with all debt covenants at September 30, 2001.

 Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

 Third Quarter Ended September 30, 2001 and 2000

 For the third quarter ended September 30, 2001, net sales decreased 5.7 percent to $10,179,000 from $10,796,000 in the prior year's period. The sales decrease in the quarter was attributed to lower sales of the Company's video monitors to its amusement customers, which were predominantly offset by the start of shipments to the Company's new international gaming customer. Gross operating margin, as a percentage of sales, was 17.0 percent, or $1,729,000, compared to 24.9 percent, or $2,691,000, for the same period last year. This decrease in gross operating margin is attributed to favorable material purchases during the 2000 quarter which did not occur in subsequent quarters. Engineering, selling, administrative and amortization expenditures decreased $336,000 to $1,927,000 from $2,263,000 in the third quarter of 2000. This decrease in expenses are attributed to the elimination of non-production personnel which took place during the second quarter of 2001. Other expense, net, decreased $58,000 to $139,000 from $197,000 in the third quarter of 2000. For the third quarter of 2001, the Company reported net losses of $337,000, or 6 cents per basic and diluted share, compared to net earnings of $232,000, or 5 cents per basic share and 4 cents per diluted share, for the comparable 2000 quarter. The Company did not recognize any income tax expense in the quarterly periods due to the utilization of net operating loss carryforwards.

 Nine Months Ended September 30, 2001 and 2000

 For the nine months ended September 30, 2001, net sales decreased 10.9 percent to $33,578,000 from $37,704,000 in the prior year's period. The sales decrease in 2001 was attributed to lower sales of the Company's video monitors to its amusement customers, which were offset by the start of shipments to the Company's new international gaming customer. Gross operating margin, as a percentage of sales, was 16.9 percent, or $5,682,000, compared to 20.3 percent, or $7,671,000, for the same period last year. This decrease in gross operating margin is attributed to the overall lower sales volume, lower gross operating margin incurred during the first quarter of 2001 and favorable material purchases during the third quarter of 2000 which did not occur in subsequent quarters. Engineering, selling, administrative and amortization expenditures increased $433,000 to $6,937,000 from $6,504,000 for the same period last year. This increase is attributed to additional development costs relating to the Company's new digital products, costs incurred with a customer who filed bankruptcy and severance costs incurred with the elimination of non-production personnel. During the second quarter of 2001, the Company moved its Chicago-based operations to McCook, Illinois and recorded one-time moving related expenses of $1,318,000 or 25 cents per basic and diluted share. During the first quarter of 2000, the Company sold its headquarters and recognized a gain on sale of fixed assets of $329,000 of 6 cents per basic and diluted share. Other expense, net, increased $21,000 to $555,000 from $534,000 in 2000. For the nine months of 2001, the Company reported net losses of $3,128,000, or 60 cents per basic and diluted share, compared to net earnings of $962,000, or 19 cents per basic share and 18 cents per diluted share, for the comparable 2000 period. The Company did not recognize any income tax expense in the nine month periods due to the utilization of net operating loss carryforwards.


 Liquidity and Capital Resources

 As of September 30, 2001, cash and cash equivalents increased $303,000 from year end 2000. This increase was due to a timing difference caused by deposits in transit. On a daily basis, the Company utilizes a sweep account to reduce its cash on hand to minimize its outstanding balance on its revolving line of credit and its interest expense. Accounts receivable decreased $1,049,000 to $6,697,000 from $7,746,000. This decrease is attributed to lower sales volume recorded during 2001. Inventory decreased $1,721,000 to $10,154,000 from $11,875,000 at year end 2000. This decrease is attributed to the Company's actions taken to reduce its overall inventory levels. Other current assets increased $18,000 to $1,204,000 from $1,186,000 at year end 2000. Property, plant & equipment (net) increased $832,000 to $3,116,000 from $2,284,000 at year end 2000, as the Company capitalized the installation of its new computer system and recorded additional fixed assets in connection with its move. Intangibles (net) increased $508,000 to $3,266,000 from $2,758,000 at year end 2000, as the
 Company recorded additional goodwill for payments made to the AGE principals in connection with the Company's acquisition consummated in 2000. Current liabilities decreased $120,000 to $5,395,000 from $5,515,000 at year end 2000. Long-term liabilities increased $2,020,000 to $9,872,000 compared to $7,852,000 at December 31, 2000. This increase is attributed to a higher outstanding balance as of September 30, 2001 of the Company's general line of credit to fund the acquisition payment, the move of the Company's Chicago operations and current and new operations.

 New Accounting Pronouncements

 In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations," which addresses the financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The standard applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) normal use of the asset.

 Statement No. 143 requires that the fair value of the liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The fair value of the liability is added to the carrying amount of the associated asset and this additional carrying amount is depreciated over the life of the asset. The liability is accreted at the end of each period through charges to operating expense. If the obligation is settled for other than the carrying amount of the liability the Company will recognize a gain or loss on settlement.

 The Company is required and plans to adopt the provisions of Statement No. 143 for the quarter ending March 31, 2003. To accomplish this, the Company must identify all legal obligations for asset retirement obligations, if any, and determine the fair value of these obligations on the date of adoption. The determination of fair value is complex and will require the Company to gather marker information and develop cash flow models. Additionally the Company will be required to develop processes to track and monitor these obligations. Because of the effort necessary to comply with the adoption of Statement No. 143, it is not practicable for management to estimate the impact of adopting this Statement at the date of its report.

 In July 2001, Statement No. 141, "Business Combinations" and Statement No. 142, "Goodwill and Intangible Assets," were issued. In October 2001, Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," was issued. Statement No. 141 requires that all business combinations initiated after June 30, 2001, be accounted for using the purchase method of accounting, and prohibits the use of the pooling-of-interests method for such transactions. Statement No. 141 also requires identified intangible assets acquired in a business combination to be recognized as an asset apart from goodwill if they meet certain criteria.

 Statement No. 142 applies to all goodwill and identified intangible assets acquired in a business combination. Under the new standard, all goodwill, including that acquired before initial application of the standard, should not be amortized but should be tested for impairment at least annually. Identified intangible assets should be amortized over their useful lives and reviewed for impairment in accordance with Statement No. 144. Within six months of initial application of the new standard, a transitional impairment test must be performed on all goodwill. Any impairment loss recognized as a result of the transitional impairment test should be reported as a change in accounting principle. In addition to the transitional impairment test, the required annual impairment test should be performed in the year of adoption of Statement No. 142. Statement No. 142 is effective for fiscal years beginning after December 15, 2001, (although early adoption would be permitted in certain circumstances) and must be adopted as of the beginning of a fiscal year. Retroactive application is not permitted. The Company is in the process of evaluating the impact that adoption of Statement No. 142 may have on the financial statements; however, such impact, if any, is not know or reasonably estimable at this time.

 Statement No.  144 addresses  financial  accounting and  reporting  for the impairment of disposal of long-lived assets. While Statement No. 144 supersedes Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," it retains many of the fundamental provisions of that statement. Statement No.144 also supersedes the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business. However, it retains the requirement in Opinion No. 30 to report separately discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. Statement No. 144 is effective for fiscal years beginning after December 15, 2001 and interim periods with in those fiscal years. The Company is in the process of evaluating the impact that adoption of Statement No. 144 may have on the financial statements; however, such impact, if any, is not known or reasonable estimable at this time.

 Forward Looking Statements

 Because the Company wants to provide shareholders and potential investors with more meaningful and useful information, this report may contain certain forward-looking statements (as such term is defined in the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended) that reflect the Company's current expectations regarding the future results of operations, performance and achievements of the Company. Such forward-looking statements are subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. The Company has tried, wherever possible, to identify these forward-looking statements by using words such as "anticipate," "believe," "estimate," "expect" and similar expressions. These statements reflect the Company's current beliefs and are based on information currently available to it. Accordingly, these statements are subject to certain risks, uncertainties and assumptions which could cause the Company's future results, performance or achievements to differ materially from those expressed in, or implied by, any of these statements, which are more fully described in our Securities and Exchange Commission filings. The Company undertakes no obligation to release publicly the results of any revisions to any such forward-looking statements that may be made to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events.

 Item 3. Quantitative and Qualitative Disclosures About Market Risk

 There have been no material changes to the Company's market risk during the three months and nine months ended September 30, 2001. For additional information refer to Item 7a in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.


                           PART II - OTHER INFORMATION

   Item 6. Exhibits and Reports on Form 8-K

         (a). Exhibits:
              Exhibit 10.1 - Secured Credit Agreement dated August 31, 2001.

         (b). Reports on Form 8-K:
              No reports on Form 8-K were filed during the quarter ended September 30, 2001.

                                    SIGNATURE

 Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    WELLS-GARDNER ELECTRONICS CORPORATION

 Date:  November 14, 2001           By:  /s/ GEORGE B. TOMA
                                         --------------------------
                                         George B. Toma CPA, CMA
                                         Vice President of Finance,
                                         Chief Financial Officer &
                                         Corporate Secretary