Form 10-K
period 2001-12-31
WELLS GARDNER ELECTRONICS CORP
filed 2002-03-12
CIK 105608

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 2001

                         Commission File Number 1-8250

                     WELLS-GARDNER ELECTRONICS CORPORATION
             (Exact name of registrant as specified in its charter)

               ILLINOIS                                36-1944630
   (State or other jurisdiction of                    (IRS Employer
   incorporation or organization)                Identification Number)


                        9500 West 55th Street, Suite A
                         McCook, Illinois 60525-3605
                       (Address of principal executive offices)

      Registrant's telephone number, including area code:  708/290-2100

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

   Indicate by  check mark  if disclosure  of delinquent  filers pursuant  to
 Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

   The aggregate market value of the registrant's voting stock held by non-affiliates of the registrant (assuming for the purposes hereof, that directors, executive officers and 10% or greater stockholders of the registrant are affiliates of the registrant), based upon the closing sale price of the registrant's Common Stock on March 1, 2002 was approximately $12,188,000.

   The number of shares of the registrant's Common Stock outstanding as of March 1, 2002, were approximately 5,276,675.

                     DOCUMENTS INCORPORATED BY REFERENCE

   Portions of the Registrant's Annual Report to Shareholders for the year ended December 31, 2001 are incorporated into Part II of this Report on Form 10-K and filed as Exhibit 13 hereto. Portions of the Registrant's Definitive Proxy Statement relating to the Registrant's 2002 Annual Meeting of Stockholders to be filed hereafter are incorporated into Part II of this Report on Form 10-K.

   As used in this Annual Report on Form 10-K, the terms "we," "us," "our" and "the Company" mean Wells-Gardner Electronics Corporation, an Illinois corporation, and its subsidiaries, unless the context indicates a difference meaning, and the term "common stock" means our common stock, $1.00 par value per share.

                                    PART I
 Item 1.  BUSINESS

 OVERVIEW

 Founded in 1925, Wells-Gardner Electronics Corporation is a distributor and manufacturer of color video monitors and other related distribution products for a variety of markets including, but not limited to, gaming machine manufacturers, casinos, coin-operated video game manufacturers and other display integrators. During 2000, the Company formed a 50/50 joint venture named Wells-Eastern Asia Displays ("WEA") to manufacture video monitors in Malaysia. In addition, in January 2000, the Company acquired American Gaming & Electronics, Inc. ("AGE"). AGE, a leading parts distributor to the gaming markets, sells parts and services to over 500 casinos in North America with offices in Las Vegas, Nevada; Egg Harbor Township, New Jersey; Hollywood, Florida and McCook, Illinois. AGE also sells refurbished gaming machines on a global basis as well as installs and services some brands of new gaming machines into casinos in North America. In December 2001, the Company sold the assets of its coin door division. Wells-Gardner is publicly traded on the American Stock Exchange under the symbol WGA.


 PRODUCTS

 The Company's primary business is the distribution, design, manufacture, assembly, service and marketing of electronic components which consist of video color monitors and displays, gaming supplies and components and the bonding of touch sensors to video monitors. Related video products and accessories accounted for approximately 99 percent of revenue in 2001, 2000 and 1999.

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

 The Company sells into the following markets:

           Market              2001      2000      1999
           --------------------------------------------
           Gaming               60%       52%       37%
           Amusement            34%       40%       52%
           Other                 6%        8%       11%
                               ------------------------
                Totals         100%      100%      100%
                               ========================

 MANUFACTURING AND ASSEMBLY

 The Company's  production activities  consist  primarily of  wiring  printed circuit boards, assembling finished units (and to a limited extent subassemblies), aligning, testing and optically bonding touch sensors in both its Illinois plant and in WEA's plant in Malaysia. The Company manufactures a limited range of electronic components and therefore relies on outside sources for the majority of the other required components. A limited number of sources are available for such electronic components and the other raw materials. Two sources supply the Company with almost all of the chassis subassemblies for its two-dimensional color game monitors. Chassis subassemblies are contracted off shore, based on custom designs developed by the Company. As the Company believes is characteristic of other manufacturers in its industry, it has been confronted with long lead times and cost pressures.


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

 The Company is licensed on a non-exclusive basis under certain patents owned by RCA Corporation, covering the technical and electrical design of color display and video monitor chassis. Fees under these licenses are based on the number of units shipped and amounted to less than 1% of total 2001 reve-nue. Although certain of these licenses may expire in the future, it has been the practice of the Company to renew such licenses on substantially the same terms. However, failure of the Company to obtain renewal of any of these licenses could have a materially adverse effect on the Company's business, financial condition and results of operations.

 The Company's business is generally not seasonal.

 The Company has no unique or unusual practices relating to working capital items.

 The Company's largest customer accounted for total revenues of 10%, 21% and 32% in 2001, 2000 and 1999, respectively.

 The  Company's  2001  year-end  backlog  was  approximately   $8.3  million,
 representing approximately two months sales. It is the Company's experience that well over 90 percent of backlog results in revenue recognition.

 No material portion of the Company's business is subject to re-negotiation of profits or termination of contracts or subcontracts at the election of the Government.

 During  2001,  the  Company  spent  approximately  $1,260,000   for  product
 engineering, research and development costs, compared to $1,344,000 in 2000 and $1,261,000 in 1999.

 Compliance with federal, state and local provisions which have been enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, has no material effect upon the capital expenditures, earnings and competitive position of the Company.

 At December 31, 2001, the Company employed approximately 155 employees. The Company believes its relationship with its employees is satisfactory.

 Export sales were approximately five percent of sales in 2001 and three percent of sales in 2000 and 1999.


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

 The loss of or interruption of supply from, our key suppliers could limit our ability to manufacture our products.

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

 WEA, the Malaysian joint venture we established in January 2000 with Eastern Asia Technology Limited of Singapore, is an important part of our plan for growth. We expect to produce a significant amount of our manufacturing requirements at WEA's facility in Malaysia. Our growth will depend, in large part, on the success of WEA. If we are unable to successfully execute this strategy, we may not be able to grow as expected.

 Intense competition in our industry could impair our ability to grow and achieve profitability.

 We may not be able to compete effectively with current or future competitors. The market for our products and services is rapidly evolving and intensely competitive. We expect this competition to further intensify in the future. Some of our competitors are large companies with greater financial, marketing and product development resources than ours. In addition, new competitors may enter our key markets. This may place us at a disadvantage in responding to our competitors' pricing strategies, technological advances and other initiatives.

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


 CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

 Because we want to provide you with more meaningful and useful information, this annual report includes forward-looking statements that reflect our current expectations and projections about our future results, performance, prospects and opportunities. You can find many of these statements by looking for words such as "may," "will," "expect," "anticipate," "believe," "intend," "estimate" and similar expressions. These forward-looking statements are based on information currently available to us and are subject to a number of risks, uncertainties and other factors that could cause our actual results, performance, prospects or opportunities in 2002 and beyond to differ materially from those expressed in, or implied by, these forward-looking statements. These risks, uncertainties and other factors include but are not limited to the factors described under the heading "Risk Factors" above. We caution you not to place undue reliance on any forward-looking statements. Except as otherwise required by federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, changed circumstances or any other reason after the date of this annual report.


 Item 2.  PROPERTIES

 The Company's current manufacturing and corporate headquarters is located at 9500 West 55th Street, Suite A, McCook. The Company's current leased McCook facility has approximately 104,000 square feet of floor space. Not less than 85,000 of the 104,000 square feet of the plant are at any time dedicated to production. Offices for engineering, sales and administration are also located at that facility. The plant is in good condition, is well maintained, and currently has excess production capacity. The Company also has other leased facilities to support the operations of AGE in Nevada, New Jersey and Florida.


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


 Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

 No matters were submitted to a vote of the Company's shareholders during the fourth quarter of 2001.

                                   PART II

 Item 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDERS MATTERS.

 The information required by this Item is set forth in Exhibit 13 hereto under the caption "Common Share Market Price," which information is contained in the Company's Annual Report to Shareholders for the year ended December 31, 2001, and incorporated herein by reference.


 Item 6.  SELECTED FINANCIAL DATA

 The information required by this Item is set forth in Exhibit 13 hereto under the caption "Selected Financial Data," which information is contained in the Company's Annual Report to Shareholders for the year ended December 31, 2001, and incorporated herein by reference.


 Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

 The information required by this Item is set forth in Exhibit 13 hereto under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" which information is contained in the Company's Annual Report to Shareholders for the year ended December 31, 2001, and incorporated herein by reference.


 Item 7a.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

 The information required by this Item is set forth in Exhibit 13 hereto under the caption "Market and Credit Risks" in Management's Discussion and Analysis of Financial Condition and Results of Operations which information is contained in the Company's Annual Report to Shareholders for the year ended December 31, 2001, and incorporated herein by reference.


 Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

 The following financial statements together with the notes thereto are set forth in Exhibit 13 hereto which information is contained in the Company's Annual Report to Shareholders for the year ended December 31, 2001 and incorporated herein by reference.

   Consolidated Balance Sheets as of December 31, 2001 and 2000

   Consolidated Statements of Operations for years ended December 31, 2001, 2000 and 1999

   Consolidated Statements of Shareholders' Equity for years ended December 31, 2001, 2000 and 1999

   Consolidated Statements of Cash Flows for years ended December 31, 2001, 2000 and 1999

   Notes to the Consolidated Financial Statements

   Independent Auditors' Report


 Quarterly financial data for the years ended December 31, 2001 and 2000 are set forth in Exhibit 13 hereto in Note 14 of "Notes to the Consolidated Financial Statements" and are contained in the Company's Annual Report to Shareholders for the year ended December 31, 2001, which information is hereby incorporated herein by reference.


 Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   None

                                   PART III

 Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

 DIRECTORS

 The information required by this Item is incorporated by reference from the "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance," section of the Company's definitive proxy statement to be filed with the SEC in connection with our 2002 Annual Meeting of Shareholders.

 EXECUTIVE OFFICERS OF THE REGISTRANT

                                                                  Year First
                                                                  Elected As
      Name                          Office              Age    Executive Officer
 ---------------------  -----------------------------   ---    -----------------

 Anthony Spier          Chairman of the Board,
                        President & Chief
                        Executive Officer                57          1994

 Mark E. Komorowski     President of American
                        Gaming & Electronics             36          1994

 George B. Toma         Vice President of Finance,
                        Chief Financial Officer,
                        Treasurer & Corporate Secretary  34          1996

 Each executive officer has served in various executive capacities with the Company for at least the past five years.


 Item 11.  EXECUTIVE COMPENSATION

 The information required by this Item is incorporated by reference under the captions "Summary Compensation Table," "Option Grants in 2001," "Aggregated Option Exercises in 2001 and Option Values at December 31, 2001," "Report of Board of Directors on Compensation," and "Compensation Committee Interlocks and Insider Participation," of the Company's 2002 Annual Meeting definitive proxy statement.


 Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

 The information required by this Item is incorporated by reference under the caption "Securities Beneficially Owned by Principal Shareholders and Management," of the Company's 2002 Annual Meeting definitive proxy statement.


 Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

 The Information required by this Item is incorporated by reference under the captions "Compensation Committee Interlocks and Insider Participation," of the Company's 2002 Annual Meeting definitive proxy statement.


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

   3.2. By-Laws of the Company, as amended, filed as Exhibit 3.2 of the Company's Annual Report on Form 10-K for the year ended December 31, 1994 and incorporated herein by reference and filed as Exhibit 3.2 of the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

   10.1*. Employment Agreement dated February 29, 1996, as amended, between the Company and Anthony Spier and incorporated herein by reference.

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

   10.5. Amended and Restated Sales Representative Agreement dated December 9, 1998 and Amendment 1 dated August 30, 1999, filed as Exhibits 10.1 of the Company's Form 10-Q dated November 10, 1999 and incorporated herein by reference.

   10.6. Voting Rights Agreement dated December 9, 1998 and Amendment 1 dated August 30, 1999, among the Company, Anthony Spier, John R. Blouin, James J. Roberts, Jr. and James Industries, Inc., filed as Exhibits 10.3 of the Company's Form 10-Q dated November 10, 1999 and incorporated herein by reference.

   10.7. Acquisition of Certain Assets of American Gaming and Electronics dated January 12, 2000, filed as Exhibits 2.1, 2.2 and 2.3 on Form 8-K, dated January 27, 2000 and incorporated herein by reference.

   10.8. Executive Stock Award Plan, filed as Exhibits 4.1 and 4.2 of the Company's Form S-8, dated May 12, 2000 and incorporated by reference.

   10.9 Credit Agreements dated August 31, 2001, between American National Bank and Trust Company and the Company, filed as Exhibits 10.1 of the Company's Form 10-Q dated November 14, 2001 and incorporated herein by reference.

   10.10. License Agreement dated July 1, 2000, between the Company and RCA Corporation filed as Exhibit 10.10 of the Company's Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference.

   10.11. Agreement dated July 3, 2000, between the Company and Local 1031, I.B.E.W., AFL-CIO filed as Exhibit 10.11 of the Company's Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference.

   13. Company's Annual Report to Shareholders for the year ended December 31, 2000 as specified in Part II hereof.

   23.    Consent of KPMG LLP.

 *Management contract or compensatory plan or arrangement.

   b.   Reports on Form 8-K   No reports  on Form 8-K  were filed during  the
 last quarter ended December 31, 2001.

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                   WELLS-GARDNER ELECTRONICS CORPORATION


 By: /S/ ANTHONY SPIER
 ---------------------
 Anthony Spier            Chairman of the Board, President
                          & Chief Executive Officer         February 11, 2002

     /S/  GEORGE B. TOMA
 -----------------------
 George B. Toma CPA, CMA  Vice President of Finance,
                          Chief Financial Officer,
                          Treasurer & Corporate Secretary   February 11, 2002

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated.



       Signature                    Title                          Date
       ---------                    -----                          ----

 /S/  ANTHONY SPIER
 -----------------------
 Anthony Spier            Chairman of the Board, President
                          & Chief Executive Officer         February 11, 2002

 /S/ MARSHALL L. BURMAN
 -----------------------
 Marshall L. Burman       Director                          February 11, 2002

 /S/ JERRY KALOV
 -----------------------
 Jerry Kalov              Director                          February 11, 2002

 /S/ FRANK R. MARTIN
 -----------------------
 Frank R. Martin          Director                          February 11, 2002

 /S/ MARK L. YOSELOFF
 -----------------------
 Mark L. Yoseloff         Director                          February 11, 2002

                             FINANCIAL SCHEDULE

 Schedules not included with this additional financial data have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereof.


 SCHEDULE II

 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
 ALLOWANCE FOR DOUBTFUL ACCOUNTS

           Balance at
           Beginning         (1)               (2)           Balance at
   Year    of Period      Additions         Deductions     End of Period
   ----    ---------      ---------         ----------     -------------
   1999    $85,000         $36,000           $61,000          $60,000

   2000    $60,000         $44,000           $34,000          $70,000

   2001    $70,000        $134,000           $74,000         $130,000

 (1) Provision for bad debt.
 (2) Accounts receivable written off against the allowance.