Form 10-Q
period 2002-03-31
WELLS GARDNER ELECTRONICS CORP
filed 2002-05-13
CIK 105608

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC  20549

                                  FORM 10-Q

 (Mark One)
   [ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2002

                                      or

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

                          YES  X              NO

     As of May 10, 2002, approximately 5,579,238 shares of the Common Stock, $1.00 par value of the registrant were outstanding.

                     WELLS-GARDNER ELECTRONICS CORPORATION

                                   FORM 10-Q

                     For The Quarter Ended March 31, 2002


                        PART I - FINANCIAL INFORMATION


 Item 1.
      Index to Financial Statements:

             Condensed Consolidated Balance Sheets (unaudited)
               - March 31, 2002 & December 31, 2001

             Condensed Consolidated Statements of Operations (unaudited)
               - Three Months Ended March 31, 2002 & 2001

             Condensed Consolidated Statements of Cash Flows (unaudited)
               - Three Months Ended March 31, 2002 & 2001

             Notes to the Condensed Consolidated Financial Statements

 Item 2.
             Management's Discussion and Analysis of Financial Condition and Results of Operations
 Item 3.
             Quantitative and Qualitative Disclosures About Market Risk


                         PART II - OTHER INFORMATION
 Item 6.
             Exhibits and Reports on Form 8-K

 SIGNATURE

 Item 1. Financial Statements


 WELLS-GARDNER ELECTRONICS CORPORATION
 Condensed Consolidated Balance Sheets (unaudited)

                                                    March 31,               December 31,
                                                      2002                      2001
 --------------------------------------------------------------------------------------
 Assets:
  Current assets:
    Cash & cash equivalents                       $   290,000               $   159,000
    Accounts receivable {net}                       8,659,000                 5,924,000
    Inventory:
      Raw materials                    4,777,000                  5,405,000
      Work in progress                   961,000                    994,000
      Finished goods                   1,858,000    7,596,000     3,612,000  10,011,000
                                       ---------                  ---------
  Other current assets                              1,003,000                   958,000
 --------------------------------------------------------------------------------------
      Total current assets                         17,548,000                17,052,000

  Fixed assets {net}                                2,786,000                 2,898,000

  Other assets:
    Investment in joint venture                       328,000                   296,000
    Goodwill                                        1,329,000                 1,329,000
 --------------------------------------------------------------------------------------
      Total other assets                            1,657,000                 1,625,000
 --------------------------------------------------------------------------------------
      Total assets                                $21,991,000               $21,575,000
 ======================================================================================

 Liabilities:
  Current liabilities:
    Accounts payable                              $ 4,645,000               $ 3,814,000
    Accrued expenses                                  357,000                   431,000
    Note payable                                    1,200,000                 1,200,000
 --------------------------------------------------------------------------------------
      Total current liabilities                     6,202,000                 5,445,000

  Long-term liabilities:
    Notes payable                                   8,266,000                 8,925,000
 --------------------------------------------------------------------------------------
      Total liabilities                            14,468,000                14,370,000

 Shareholders' Equity:
    Common stock: authorized 25,000,000 shares,
    $1.00 par value; shares issued and outstanding:
    5,561,402 shares as of March 31, 2002 &
    5,271,935 shares as of December 31, 2001        5,561,000                 5,272,000
    Additional paid in capital                      3,830,000                 3,319,000
    Accumulated deficit                            (1,665,000)               (1,135,000)
    Unearned compensation                            (203,000)                 (251,000)
 --------------------------------------------------------------------------------------
      Total shareholders' equity                    7,523,000                 7,205,000
 --------------------------------------------------------------------------------------
      Total liabilities & shareholders' equity    $21,991,000               $21,575,000
 ======================================================================================


 See accompanying notes to the unaudited condensed consolidated financial statements.


 WELLS-GARDNER ELECTRONICS CORPORATION
 Condensed Consolidated Statements of Operations (unaudited)

                                                 Three Months Ended March 31,
                                                      2002          2001
 --------------------------------------------------------------------------
 Net sales                                       $ 11,303,000  $ 11,570,000
 Cost of sales                                      9,074,000     9,822,000
 Engineering, selling & administrative expenses     1,927,000     2,196,000
 --------------------------------------------------------------------------
 Operating income (loss)                              302,000      (448,000)
 Other expenses, net                                  150,000       184,000
 --------------------------------------------------------------------------
 Income (loss) from continuing operations
   before taxes                                       152,000      (632,000)
 Income taxes                                           2,000             -
 --------------------------------------------------------------------------
 Income (loss) from continuing operations             150,000      (632,000)
 Loss on discontinued operations                            -       (48,000)
 Cumulative effect of change in
   accounting principle                                52,000             -
 --------------------------------------------------------------------------
 Net earnings (loss)                             $    202,000  $   (680,000)
 ==========================================================================

 Earnings (loss) per share:
 -------------------------
 Basic earnings (loss) per share
   Continuing operations                         $       0.03  $      (0.12)
   Discontinued operations                       $          -  $      (0.01)
   Cumulative effect of change
     in accounting principle                     $       0.01  $          -
 --------------------------------------------------------------------------
 Basic net earnings (loss) per share             $       0.04  $      (0.13)
 ==========================================================================

 Diluted earnings (loss) per share
   Continuing operations                         $       0.03  $      (0.12)
   Discontinued operations                       $          -  $      (0.01)
   Cumulative effect of change
     in accounting principle                     $       0.01  $          -
 --------------------------------------------------------------------------
 Diluted net earnings (loss) per share           $       0.04  $      (0.13)
 ==========================================================================

 Basic average common shares outstanding *          5,443,353     5,411,223
 Diluted average common shares outstanding *        5,617,416     5,438,830


 See accompanying notes to the unaudited condensed consolidated financial statements.

 * Shares outstanding have been adjusted to reflect the 5% stock dividend declared on February 15, 2002 and paid to all shareholders of record as of April 5, 2002.

 WELLS-GARDNER ELECTRONICS CORPORATION
 Condensed Consolidated Statements of Cash Flows (unaudited)

                                                    Three Months Ended March 31,
                                                           2002        2001
 ------------------------------------------------------------------------------
 Cash flows from operating activities:
  Net earnings (loss)                                   $   202,000 $  (680,000)
  Adjustments to reconcile net earnings (loss) to net
    cash provided by (used in) operating activities:
     Depreciation & amortization                            131,000     154,000
     Amortization of unearned compensation                    4,000       9,000
     Cumulative effect of change in accounting principle    (52,000)          -
     Share of loss in joint venture                          20,000      16,000
  Changes in current assets & liabilities:
     Accounts receivable {net}                           (2,735,000)   (631,000)
     Inventory                                            2,415,000    (452,000)
     Other current assets                                   (45,000)    259,000
     Accounts payable                                       831,000   1,563,000
     Accrued expenses                                       (74,000)   (324,000)
 ------------------------------------------------------------------------------
 Net cash provided by (used in) operating activities        697,000     (86,000)
 ------------------------------------------------------------------------------

 Cash used in investing activities:
     Payment for acquisition, net of cash acquired                -    (700,000)
     Additions to fixed assets {net}                        (19,000)   (579,000)
 ------------------------------------------------------------------------------
 Net cash used in investing activities                      (19,000) (1,279,000)
 ------------------------------------------------------------------------------

 Cash provided by (used in) financing activities:
     Borrowings (repayments) - notes payable               (659,000)  1,601,000
     Proceeds from stock options exercised
     & employee stock purchase plan                         112,000      31,000
 ------------------------------------------------------------------------------
 Net cash provided by (used in) financing activities       (547,000)  1,632,000
 ------------------------------------------------------------------------------

 Net increase in cash & cash equivalents                    131,000     267,000
  Cash & cash equivalents at beginning of period            159,000      85,000
 ------------------------------------------------------------------------------
  Cash & cash equivalents at end of period              $   290,000 $   352,000
 ------------------------------------------------------------------------------

 Supplemental cash flow disclosure:
     Interest paid                                      $   131,000 $   191,000
     Taxes paid                                         $     2,000 $         -


 See accompanying notes to the unaudited condensed consolidated financial statements.

                     WELLS-GARDNER ELECTRONICS CORPORATION

 Notes to the Condensed Consolidated Financial Statements

 1. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, which are necessary for a fair presentation of the financial position and results of operations for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's 2001 Annual Report to Shareholders. The results of operations for the three months ended March 31, 2002 are not necessarily indicative of the operating results for the full year.

 2. On February 15, 2002, the Company declared a five percent (5%) stock dividend payable to all common stock shareholders of record on April 5, 2002.

 3. Basic earnings (loss) per share is based on the weighted average number of shares outstanding whereas diluted earnings (loss) per share includes the dilutive effect of unexercised common stock equivalents. Both basic and diluted earnings (loss) per share reflect the declared stock dividend as referenced in note 2.

 4. Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards Board No. 142, "Goodwill and Intangible Assets (SFAS
 142)." The new standard requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually. The standard also specifies criteria that intangible assets must meet to be recognized and reported apart from goodwill. As of the date of adoption of SFAS 142, the Company has discontinued amortization of all existing goodwill. The SFAS 142 transitional impairment evaluation did not indicate any goodwill impairment. In addition, the Company has not identified any intangible assets which must be recognized apart from goodwill. Additionally, upon adoption of SFAS 142, the Company recorded a $52,000 cumulative effect of change in accounting principle benefit from the reversal of negative goodwill associated with the Company's joint venture. The following table shows the impact on the Company's financial statements as if SFAS 142 was adopted as of January 1, 2001:

                                                       March 31,
      (in $000's)                                   2002       2001
      -------------------------------------------------------------
      Net earnings (loss)                           $202      ($680)
      Add back - goodwill amortization                 -      $  57
      -------------------------------------------------------------
      Adjusted net earnings (loss)                  $202      ($623)
      =============================================================

      Basic & diluted earnings (loss) per share:
      Net earnings (loss)                          $0.04     ($0.13)
      Add back - goodwill amortization                 -      $0.01
      -------------------------------------------------------------
      Adjusted net earnings (loss) per share       $0.04     ($0.12)
      =============================================================


 5. On December 3, 2001, the Company announced the sale of assets as of November 30, 2001 of its coin door division for a purchase price of $315,000. In accordance with SFAS No. 144, the Company recorded this transaction as a discontinued operation and reclassified the related loss of $48,000 to discontinued operations for the first quarter of 2001. Net sales of the discontinued operations were $646,000 for the first three months of 2001.

 6. On August 31, 2001, the Company entered into a new credit agreement with American National Bank and Trust, who arranged an $11 million revolving note and a $4.7 million term note (the "Credit Agreement") maturing in no event later than August 31, 2003. Borrowings are subject to a variable interest rate based on the prime commercial rate or on a function of the London Interbank Offered Rate ("LIBOR"). The Company's Credit Agreement includes covenants which, among other things, require that the Company maintain certain financial ratios and a minimum level of consolidated net worth. The Company is in compliance with all covenants at March 31, 2002.


 Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

 Three Months Ended March 31, 2002 and 2001
 ------------------------------------------
 For the first quarter ended March 31, 2002, net sales from continuing operations decreased 2.3 percent to $11,303,000 from $11,570,000 in the prior year's period. The sales decrease was attributed to lower sales of the Company's video monitors to its amusement customers, which was partially offset by the shipments to the Company's international gaming customers. Gross operating margin as a percentage of sales was 19.7 percent, or $2,229,000, compared to 15.1 percent, or $1,748,000, for the same period last year. This increase is attributed to a combination of additional production in Malaysia as well as a favorable sales mix. Engineering, selling, and administrative expenditures decreased $269,000 to $1,927,000 from $2,196,000 in the first quarter of 2001. This decrease is attributed to the elimination of non-production personnel which took place during the second quarter of 2001 as well as aggressive cost containment programs. Other expense, net, decreased $34,000 to $150,000 from $184,000 in the first quarter of 2001. For the first quarter of 2001, the Company recorded a loss on discontinued operations of $48,000 or 1 cent per share, which relates to the Company's discontinued coin door operations as discussed in the notes. During the first quarter of 2002, the Company recorded a $52,000 benefit or 1 cent per share cumulative effect of change in accounting principle, which relates to the Company's adoption of SFAS 142 as discussed in the notes. For the first quarter of 2002, the Company reported net earnings of $202,000, or 4 cents per basic and diluted share, compared to a net loss of $680,000, or 13 cents per basic and diluted share, for the comparable 2001 quarter. The Company did not recognize any material income tax expense for the first quarter of 2002 due to the utilization of net operating loss carryforwards.

 Market and Credit Risks
 -----------------------
 The Company is subject to certain market risks, mainly interest rates. During 2001, the Company entered into a two-year, $15.7 million, secured credit facility with American National Bank. At March 31, 2002, the Company had total outstanding bank debt of $9.5 million, which consisted of $5.4 million on its revolving line of credit at an interest rate of 5.00% and $4.1 million on its installment term note at an interest rate of 6.25%. The Company believes that its exposure to interest rate fluctuations will be limited due to the Company's practice of maintaining a minimal cash balance in an effort to effectively use any excess cash flows to reduce outstanding debt. All of the Company's debt is subject to variable interest rates. An adverse change in interest rates during the time that this debt is outstanding would cause an increase in the amount of interest paid. The Company may pay down the loans at any time without penalty. However, a 100 basis point increase in interest rates would result in an annual increase of approximately $95,000 in interest expense recognized in the financial statements.

 The Company is exposed to credit risk on certain assets, primarily accounts receivable. The Company provides credit to customers in the ordinary course of business and performs ongoing credit evaluations. Concentrations of credit risk with respect to trade receivables are somewhat limited due to the large number of customers comprising the Company's customer base.

 Liquidity and Capital Resources
 -------------------------------
 As of March 31, 2002, cash and cash equivalents increased $131,000 from year end 2001. This increase was due to a timing difference caused by deposits in transit. On a daily basis, the Company utilizes a sweep account to reduce its cash on hand to minimize its outstanding balance on its revolving line of credit and its interest expense. Accounts receivable increased $2,735,000 to $8,659,000 from $5,924,000. This increase is attributed to higher sales during the last month of the first quarter. Inventory decreased $2,415,000 to $7,596,000 from $10,011,000 at year end 2001. This decrease is attributed to the Company's ongoing actions to reduce its overall inventory levels. Other current assets increased $45,000 to $1,003,000 from $958,000 at year end. Fixed assets, net, decreased $112,000 to $2,786,000 from $2,898,000 at year end. Current liabilities increased $757,000 to $6,202,000 from $5,445,000 at year end, as the Company had higher accounts payables at the end of the first quarter 2002. Long-term liabilities decreased $659,000 to $8,266,000 compared to $8,925,000 at December 31, 2001. This decrease is attributed to a lower outstanding balance as of March 31, 2002 of the Company's general line of credit. Under its current credit facility, the Company is required to maintain certain financial covenants. While the Company currently expects to meet these financial covenants during 2002, its liquidity could be adversely affected if it is unable to do so. Overall, the Company believes that its future financial requirements can be met with funds generated from operating activities and from its credit facility during the foreseeable future.

 New Accounting Pronouncements
 -----------------------------
 In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations (SFAS 143)," which addresses the financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The standard applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) normal use of the asset.

 SFAS 143 requires that the fair value of the liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The fair value of the liability is added to the carrying amount of the associated asset and this additional carrying amount is depreciated over the life of the asset. The liability is accreted at the end of each period through charges to operating expense. If the obligation is settled for other than the carrying amount of the liability the Company will recognize a gain or loss on settlement.

 The Company is required and plans to adopt the provisions of SFAS 143 for the quarter ending March 31, 2003. To accomplish this, the Company must identify all legal obligations for asset retirement obligations, if any, and determine the fair value of these obligations on the date of adoption. Because of the effort necessary to comply with the adoption of SFAS 143, it is not practicable for management to estimate the impact of adopting this Statement at the date of its report.

 Forward Looking Statements
 --------------------------
 Because the Company wants to provide shareholders and potential investors with more meaningful and useful information, this report may contain certain forward-looking statements (as such term is defined in the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended) that reflect the Company's current expectations regarding the future results of operations, performance and achievements of the Company. Such forward-looking statements are subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. The Company has tried, wherever possible, to identify these forward-looking statements by using words such as "anticipate," "believe," "estimate," "expect" and similar expressions. These statements reflect the Company's current beliefs and are based on information currently available to it. Accordingly, these statements are subject to certain risks, uncertainties and assumptions which could cause the Company's future results, performance or achievements to differ materially from those expressed in, or implied by, any of these statements, which are more fully described in our Securities and Exchange Commission filings. The Company undertakes no obligation to release publicly the results of any revisions to any such forward-looking statements that may be made to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events.


 Item 3. Quantitative and Qualitative Disclosures About Market Risk

 There have been no material changes to the Company's market risk during the three months ended March 31, 2002.


                          PART II - OTHER INFORMATION

   Item 6. Exhibits and Reports on Form 8-K

         (a).  Exhibits:
               None

         (b).  Reports on Form 8-K:

               No reports on Form 8-K were filed during the quarter ended March 31, 2002.

                                   SIGNATURE

 Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   WELLS-GARDNER ELECTRONICS CORPORATION

 Date: May 10, 2002                By: /s/ GEORGE B. TOMA
                                       --------------------------
                                       George B. Toma CPA, CMA
                                       Vice President of Finance,
                                       Chief Financial Officer &
                                       Corporate Secretary