Form 10-Q
period 2002-06-30
WELLS GARDNER ELECTRONICS CORP
filed 2002-08-09
CIK 105608

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended June 30, 2002
or
☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the transition period from to
Commission File Number 1-8250

WELLS-GARDNER ELECTRONICS CORPORATION
(Exact name of registrant as specified in its charter)

Illinois (State or other jurisdiction of incorporation or organization)	36-1944630 (IRS Employer Identification No.)
9500 West 55th Street, Suite A, McCook, Illinois (Address of principal executive offices)	60525-3605 (Zip Code)
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

Yes ☒    No ☐

        As of August 9, 2002, approximately 5,581,574 shares of the Common Stock, $1.00 par value of the registrant were outstanding.

WELLS-GARDNER ELECTRONICS CORPORATION

FORM 10-Q

For The Quarter Ended June 30, 2002

Item 1.    Financial Statements

WELLS-GARDNER ELECTRONICS CORPORATION

Condensed Consolidated Balance Sheets (unaudited)

		June 30, 2002		December 31, 2001
Assets:
Current assets:
Cash & cash equivalents		$94,000		$159,000
Accounts receivable {net}		9,244,000		5,924,000
Inventory:
Raw materials	5,339,000		5,405,000
Work in progress	953,000		994,000
Finished goods	3,132,000	9,424,000	3,612,000	10,011,000

Other current assets		981,000		958,000

Total current assets		19,743,000		17,052,000

Fixed assets {net}		2,682,000		2,898,000

Other assets:
Investment in joint venture		389,000		296,000
Goodwill		1,329,000		1,329,000

Total other assets		1,718,000		1,625,000

Total assets		$24,143,000		$21,575,000

Liabilities:
Current liabilities:
Accounts payable		$6,337,000		$3,814,000
Accrued expenses		503,000		431,000
Note payable		1,200,000		1,200,000

Total current liabilities		8,040,000		5,445,000

Long-term liabilities:
Notes payable		8,293,000		8,925,000

Total liabilities		16,333,000		14,370,000
Shareholders' Equity:
Common stock: authorized 25,000,000 shares, $1.00 par value; shares issued and outstanding: 5,580,848 shares as of June 30, 2002 & 5,271,935 shares as of December 31, 2001		5,581,000		5,272,000
Additional paid-in capital		3,835,000		3,319,000
Accumulated deficit		(1,416,000)		(1,135,000)
Unearned compensation		(190,000)		(251,000)

Total shareholders' equity		7,810,000		7,205,000

Total liabilities & shareholders' equity		$24,143,000		$21,575,000

See accompanying notes to the unaudited condensed consolidated financial statements.

WELLS-GARDNER ELECTRONICS CORPORATION

Condensed Consolidated Statements of Operations (unaudited)

	Three Months Ended June 30,
	2002	2001
Net sales	$12,077,000	$10,579,000
Cost of sales	9,753,000	8,509,000
Engineering, selling & administrative expenses	2,018,000	2,639,000
Moving related expenses	—	1,318,000

Operating income (loss)	306,000	(1,887,000)
Other expenses, net	77,000	166,000

Income (loss) from continuing operations before taxes	229,000	(2,053,000)
Income taxes	—	—

Income (loss) from continuing operations	229,000	(2,053,000)
Loss on discontinued operations	—	(58,000)

Net earnings (loss)	$229,000	$(2,111,000)

Earnings (loss) per share:
Basic earnings (loss) per share
Continuing operations	$0.04	$(0.38)
Discontinued operations	$—	$(0.01)

Basic net earnings (loss) per share	$0.04	$(0.39)

Diluted earnings (loss) per share
Continuing operations	$0.04	$(0.38)
Discontinued operations	$—	$(0.01)

Diluted net earnings (loss) per share	$0.04	$(0.39)

Basic average common shares outstanding*	5,475,245	5,430,674
Diluted average common shares outstanding*	5,604,130	5,430,674

*
Shares outstanding have been adjusted to reflect the 5% stock dividend declared on February 15, 2002 and paid to all shareholders of record as of April 5, 2002.

See accompanying notes to the unaudited condensed consolidated financial statements.

WELLS-GARDNER ELECTRONICS CORPORATION

Condensed Consolidated Statements of Operations (unaudited)

	Six Months Ended June 30,
	2002	2001
Net sales	$23,380,000	$22,149,000
Cost of sales	18,827,000	18,331,000
Engineering, selling & administrative expenses	3,945,000	4,835,000
Moving related expenses	—	1,318,000

Operating income (loss)	608,000	(2,335,000)
Other expenses, net	227,000	350,000

Income (loss) from continuing operations before taxes	381,000	(2,685,000)
Income taxes	2,000	—

Income (loss) from continuing operations	379,000	(2,685,000)
Loss on discontinued operations	—	(106,000)
Cumulative effect of change in accounting principle	52,000	—

Net earnings (loss)	$431,000	$(2,791,000)

Earnings (loss) per share:
Basic earnings (loss) per share
Continuing operations	$0.07	$(0.49)
Discontinued operations	$—	$(0.02)
Cumulative effect of change in accounting principle	$0.01	$—

Basic net earnings (loss) per share	$0.08	$(0.51)

Diluted earnings (loss) per share
Continuing operations	$0.07	$(0.49)
Discontinued operations	$—	$(0.02)
Cumulative effect of change in accounting principle	$0.01	$—

Diluted net earnings (loss) per share	$0.08	$(0.51)

Basic average common shares outstanding*	5,459,387	5,429,332
Diluted average common shares outstanding*	5,610,861	5,429,332

*
Shares outstanding have been adjusted to reflect the 5% stock dividend declared on February 15, 2002 and paid to all shareholders of record as of April 5, 2002.

See accompanying notes to the unaudited condensed consolidated financial statements.

WELLS-GARDNER ELECTRONICS CORPORATION

Condensed Consolidated Statements of Cash Flows (unaudited)

	Six Months Ended June 30,
	2002	2001
Cash flows from operating activities:
Net earnings (loss)	$431,000	$(2,791,000)
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Depreciation & amortization	262,000	348,000
Amortization of unearned compensation	17,000	18,000
Cumulative effect of change in accounting principle	(52,000)	—
Share of (earnings) loss in joint venture	(41,000)	14,000
Changes in current assets & liabilities:
Accounts receivable {net}	(3,320,000)	1,130,000
Inventory	587,000	(532,000)
Other current assets	(23,000)	234,000
Accounts payable	2,523,000	983,000
Accrued expenses	72,000	419,000

Net cash provided by (used in) operating activities	456,000	(177,000)

Cash used in investing activities:
Payment for acquisition, net of cash acquired	—	(700,000)
Additions to fixed assets {net}	(46,000)	(1,013,000)

Net cash used in investing activities	(46,000)	(1,713,000)

Cash provided by (used in) financing activities:
Borrowings (repayments)—notes payable	(632,000)	2,368,000
Proceeds from stock options exercised & employee stock purchase plan	157,000	73,000

Net cash provided by (used in) financing activities	(475,000)	2,441,000

Net increase (decrease) in cash & cash equivalents	(65,000)	551,000
Cash & cash equivalents at beginning of period	159,000	85,000

Cash & cash equivalents at end of period	$94,000	$636,000

Supplemental cash flow disclosure:
Interest paid	$256,000	$381,000
Taxes paid	$2,000	$9,000

See accompanying notes to the unaudited condensed consolidated financial statements.

WELLS-GARDNER ELECTRONICS CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements

        1.    In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, which are necessary for a fair presentation of the financial position and results of operations for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes included in the Company's 2001 Annual Report to Shareholders. The results of operations for the three months and six months ended June 30, 2002 are not necessarily indicative of the operating results for the full year.

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

        5.    Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets (SFAS 142)." The new standard requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually. The standard also specifies criteria that intangible assets must meet to be recognized and reported apart from goodwill. As of the date of adoption of SFAS 142, the Company has discontinued amortization of all existing goodwill. The SFAS 142 transitional impairment evaluation did not indicate any goodwill impairment. In addition, the Company has not identified any intangible assets which must be recognized apart from goodwill. Additionally, upon adoption of SFAS 142, the Company recorded a $52,000 cumulative effect of change in accounting principle benefit from the reversal of negative goodwill associated with the Company's joint venture. The following table shows the impact on the Company's financial statements as if SFAS 142 was adopted as of January 1, 2001:

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
	(in $000's)
Net earnings (loss)	$229	$(2,111)	$431	$(2,791)
Add back—goodwill amortization	—	$67	—	$124

Adjusted net earnings (loss)	$229	$(2,044)	$431	$(2,667)

Basic & diluted earnings (loss) per share:
Net earnings (loss) per share	$0.04	$(0.39)	$0.08	$(0.51)
Add back—goodwill amortization	—	$0.01	—	$0.02

Adjusted net earnings (loss) per share	$0.04	$(0.38)	$0.08	$(0.49)

        6.    On December 3, 2001, the Company announced the sale of assets as of November 30, 2001 of its coin door division for a purchase price of $315,000. In accordance with SFAS  144, the Company recorded this transaction as a discontinued operation and reclassified the related loss of $106,000 to discontinued operations for the first six months of 2001. Net sales of the discontinued operations were $1,250,000 for the first six months of 2001.

        7.    On August 31, 2001, the Company entered into a new credit agreement with American National Bank and Trust, who arranged an $11 million revolving note and a $4.7 million term note (the "Credit Agreement") maturing in no event later than August 31, 2003. Borrowings are subject to a variable interest rate based on the prime commercial rate or on a function of the London Interbank Offered Rate ("LIBOR"). The Company's Credit Agreement includes covenants, which, among other things, require that the Company maintain certain financial ratios and a minimum level of consolidated net worth. The Company is in compliance with all covenants at June 30, 2002.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Three Months Ended June 30, 2002 and 2001

        For the second quarter ended June 30, 2002, net sales from continuing operations increased 14.2 percent to $12,077,000 from $10,579,000 in the prior year's period. The sales increase was attributed to higher sales of the Company's video monitors to its international gaming customers. Gross operating margin as a percentage of sales was 19.2 percent, or $2,324,000, compared to 19.6 percent, or $2,070,000, for the same period last year. Engineering, selling, and administrative expenditures decreased $621,000 to $2,018,000 from $2,639,000 in the second quarter of 2001. This decrease is attributed to the elimination of non-production personnel, which took place during 2001, as well as aggressive cost containment programs. During the second quarter of 2001, the Company moved its Chicago based operations to McCook, Illinois and recorded moving related expenses of $1,318,000. Other expense, net, decreased $89,000 to $77,000 from $166,000 in the second quarter of 2001. For the second quarter of 2001, the Company recorded a loss on discontinued operations of $58,000 or 1 cent per share, which relates to the Company's discontinued coin door operations as discussed in the notes. For the second quarter of 2002, the Company reported net earnings of $229,000, or 4 cents per basic and diluted share, compared to a net loss of $2,111,000, or 39 cents per basic and diluted share, for the comparable 2001 quarter. The Company did not recognize any income tax expense for the reported periods due to the utilization of net operating loss carryforwards.

Six Months Ended June 30, 2002 and 2001

        For the six months ended June 30, 2002, net sales from continuing operations increased 5.6 percent to $23,380,000 from $22,149,000 in the prior year's period. The sales increase was attributed to higher sales of the Company's video monitors to its international gaming customers. Gross operating margin as a percentage of sales was 19.5 percent, or $4,553,000, compared to 17.2 percent, or $3,818,000, for the same period last year. This increase is attributed to the Company's production from its Malaysian joint venture and a favorable sales product mix. Engineering, selling, and administrative expenditures decreased $890,000 to $3,945,000 from $4,835,000 in the 2001 period. This decrease is attributed to the elimination of non-production personnel, which took place during 2001, as well as aggressive cost containment programs. During the second quarter of 2001, the Company moved its Chicago based operations to McCook, Illinois and recorded moving related expenses of $1,318,000. Other expense, net, decreased $123,000 to $227,000 from $350,000 in the 2001 period. For the six months of 2001, the Company recorded a loss on discontinued operations of $106,000 or 2 cents per share, which relates to the Company's discontinued coin door operations as discussed in the notes. During the first quarter of 2002, the Company recorded a $52,000 benefit or 1 cent per share cumulative effect of change in accounting principle, which relates to the Company's adoption of SFAS 142 as discussed in the notes. For the six months of 2002, the Company reported net earnings of $431,000, or 8 cents per basic and diluted share, compared to a net loss of $2,791,000, or 51 cents per basic and diluted share, for the comparable 2001 period. The Company did not recognize any material income tax expense for the reported periods due to the utilization of net operating loss carryforwards.

Market and Credit Risks

        The Company is subject to certain market risks, mainly interest rates. During 2001, the Company entered into a two-year, $15.7 million, secured credit facility with American National Bank. At June 30, 2002, the Company had total outstanding bank debt of $9.5 million, which consisted of $5.9 million on its revolving line of credit at an interest rate of 5.00% and $3.6 million on its installment term note at an interest rate of 6.25%. The Company believes that its exposure to interest rate fluctuations will be limited due to the Company's practice of maintaining a minimal cash balance in an effort to effectively use any excess cash flows to reduce outstanding debt. All of the Company's debt is subject to variable interest rates. An adverse change in interest rates during the time that this debt is outstanding would cause an increase in the amount of interest paid. The Company may pay down the loans at any time without penalty. However, a 100 basis point increase in interest rates would result in an annual increase of approximately $95,000 in interest expense recognized in the financial statements.

        The Company is exposed to credit risk on certain assets, primarily accounts receivable. The Company provides credit to customers in the ordinary course of business and performs ongoing credit evaluations. Concentrations of credit risk with respect to trade receivables are somewhat limited due to the large number of customers comprising the Company's customer base.

Liquidity and Capital Resources

        As of June 30, 2002, cash and cash equivalents had decreased $65,000 from year-end 2001. On a daily basis, the Company utilizes a sweep account to reduce its cash on hand to minimize its outstanding balance on its revolving line of credit and its interest expense. Accounts receivable increased $3,320,000 to $9,244,000 from $5,924,000. This increase is attributed to higher sales during the last month of the second quarter. Also, the Company received payment of approximately $1,460,000 during the first two days of July 2002, which reduced its trade receivables. Inventory decreased $587,000 to $9,424,000 from $10,011,000 at year-end 2001. This decrease is attributed to the Company's ongoing actions to reduce its overall inventory levels. Other current assets increased $23,000 to $981,000 from $958,000 at year-end. Fixed assets, net, decreased $216,000 to $2,682,000 from $2,898,000 at year-end. Current liabilities increased $2,595,000 to $8,040,000 from $5,445,000 at year-end, as the Company had higher accounts payables at the end of the second quarter of 2002. Long-term liabilities decreased $632,000 to $8,293,000 compared to $8,925,000 at December 31, 2001. This decrease is attributed to a lower outstanding balance as of June 30, 2002 of the Company's general line of credit. Under its current credit facility, the Company is required to maintain certain financial covenants. While the Company is currently meeting its financial covenants for 2002, its liquidity could be adversely affected if it is unable to do so. Overall, the Company believes that its future financial requirements can be met with funds generated from operating activities and from its credit facility during the foreseeable future.

New Accounting Pronouncements

        In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations (SFAS 143)," which addresses the financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The standard applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development, and (or) normal use of the asset.

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

        The Company is required and plans to adopt the provisions of SFAS 143 during the quarter ending March 31, 2003. To accomplish this, the Company must identify all legal obligations for asset retirement obligations, if any, and determine the fair value of these obligations on the date of adoption. Because of the effort necessary to comply with the adoption of SFAS 143, it is not practicable for management to estimate the impact of adopting this Statement at the date of its report.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

        There have been no material changes to the Company's market risk during the three and six months ended June 30, 2002. For additional information on market risk, refer to the "Quantitative and Qualitative Disclosures About Market Risk" section of the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

PART II—OTHER INFORMATION

Item 4.    Submission of Matters to a Vote of Security Holders

        A.    The annual meeting of stockholders of Wells-Gardner Electronics Corporation was held on April 25, 2002.

        B.    Set forth below is the tabulation of the votes on each nominee for election as a director:

	For	Withhold Authority	Broker Non-votes
Marshall L. Burman	4,915,368.806	159,327.603	0
Jerry Kalov	4,849,968.806	224,727.603	0
Frank R. Martin	4,852,283.806	222,412.603	0
Anthony Spier	4,852,861.806	221,834.603	0
Dr. Mark L. Yoseloff	4,851,474.806	223,221.603	0

        C.    Set forth below is the tabulation of the vote to approve the appointment of KPMG LLP, as independent public accountants of the Company for the current fiscal year:

For	Against	Withheld	Broker Non-votes
5,038,368.806	29,213.603	7,114.000	0

Item 6.    Exhibits and Reports on Form 8-K

          (a).  Exhibits:

Exhibit 10.1	—	Separation Agreement and General Release between Wells-Gardner Electronics Corporation and Mark Komorowski
Exhibit 10.2	—	Sales Representation Agreement between American Gaming and Electronics, Inc. and Mark Komorowski
Exhibit 99.1	—	Statement of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 99.2	—	Statement of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

          (b).  Reports on Form 8-K:

      No reports on Form 8-K were filed during the quarter ended June 30, 2002.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WELLS-GARDNER ELECTRONICS CORPORATION

Date: August 9, 2002	By:	/s/ GEORGE B. TOMA George B. Toma CPA, CMA Vice President of Finance, Chief Financial Officer & Corporate Secretary

QuickLinks

  Item 1. Financial Statements
Condensed Consolidated Balance Sheets (unaudited)
Condensed Consolidated Statements of Operations (unaudited)
Condensed Consolidated Statements of Operations (unaudited)
Condensed Consolidated Statements of Cash Flows (unaudited)
Notes to the Unaudited Condensed Consolidated Financial Statements
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 3. Quantitative and Qualitative Disclosures About Market Risk
PART II—OTHER INFORMATION
  Item 4. Submission of Matters to a Vote of Security Holders
  Item 6. Exhibits and Reports on Form 8-K
SIGNATURE