Form 10-Q
period 2002-09-30
WELLS GARDNER ELECTRONICS CORP
filed 2002-11-08
CIK 105608

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2002
or
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

YES ☒        NO ☐

        As of November 8, 2002, approximately 5,576,839 shares of the Common Stock, $1.00 par value of the registrant were outstanding.

WELLS-GARDNER ELECTRONICS CORPORATION

FORM 10-Q

For The Quarter Ended September 30, 2002

PART I—FINANCIAL INFORMATION

		Page
Item 1.
	Index to Financial Statements:
	Condensed Consolidated Balance Sheets (unaudited) —September 30, 2002 & December 31, 2001	3
	Condensed Consolidated Statements of Operations (unaudited) —Three Months Ended September 30, 2002 & 2001	4
	—Nine Months Ended September 30, 2002 & 2001	5
	Condensed Consolidated Statements of Cash Flows (unaudited) —Nine Months Ended September 30, 2002 & 2001	6
	Notes to the Unaudited Condensed Consolidated Financial Statements	7
Item 2.
	Management's Discussion and Analysis of Financial Condition and Results of Operations	9
Item 3.
	Quantitative and Qualitative Disclosures About Market Risk	11
Item 4.
	Controls and Procedures	11
PART II—OTHER INFORMATION
Item 6.
	Exhibits and Reports on Form 8-K	12
SIGNATURE		13

Item 1. Financial Statements

WELLS-GARDNER ELECTRONICS CORPORATION
Condensed Consolidated Balance Sheets (unaudited)

		September 30, 2002		December 31, 2001
Assets:
Current assets:
Cash & cash equivalents		$929,000		$159,000
Accounts receivable {net}		7,056,000		5,924,000
Inventory:
Raw materials	5,417,000		5,405,000
Work in progress	765,000		994,000
Finished goods	3,423,000	9,605,000	3,612,000	10,011,000

Other current assets		892,000		958,000

Total current assets		18,482,000		17,052,000
Fixed assets {net}		2,546,000		2,898,000
Other assets:
Investment in joint venture		476,000		296,000
Goodwill		1,329,000		1,329,000

Total other assets		1,805,000		1,625,000

Total assets		$22,833,000		$21,575,000

Liabilities:
Current liabilities:
Accounts payable		$7,135,000		$3,814,000
Accrued expenses		382,000		431,000
Note payable		1,200,000		1,200,000

Total current liabilities		8,717,000		5,445,000
Long-term liabilities:
Notes payable		6,160,000		8,925,000

Total liabilities		14,877,000		14,370,000
Shareholders' Equity:
Common stock: authorized 25,000,000 shares, $1.00 par value; shares issued and outstanding: 5,576,005 shares as of September 30, 2002 & 5,271,935 shares as of December 31, 2001		5,576,000		5,272,000
Additional paid-in capital		3,822,000		3,319,000
Accumulated deficit		(1,293,000)		(1,135,000)
Unearned compensation		(149,000)		(251,000)

Total shareholders' equity		7,956,000		7,205,000

Total liabilities & shareholders' equity		$22,833,000		$21,575,000

See accompanying notes to the unaudited condensed consolidated financial statements.

WELLS-GARDNER ELECTRONICS CORPORATION
Condensed Consolidated Statements of Operations (unaudited)

	Three Months Ended September 30,
	2002	2001
Net sales	$11,886,000	$9,883,000
Cost of sales	9,616,000	8,047,000
Engineering, selling & administrative expenses	2,109,000	1,845,000

Operating income (loss)	161,000	(9,000)
Other expenses, net	39,000	113,000

Income (loss) from continuing operations before taxes	122,000	(122,000)
Income taxes	—	—

Income (loss) from continuing operations	122,000	(122,000)
Loss on discontinued operations	—	(215,000)

Net earnings (loss)	$122,000	$(337,000)

Earnings (loss) per share:
Basic earnings (loss) per share
Continuing operations	$0.02	$(0.02)
Discontinued operations	$—	$(0.04)

Basic net earnings (loss) per share	$0.02	$(0.06)

Diluted earnings (loss) per share
Continuing operations	$0.02	$(0.02)
Discontinued operations	$—	$(0.04)

Diluted net earnings (loss) per share	$0.02	$(0.06)

Basic average common shares outstanding*	5,477,427	5,524,319
Diluted average common shares outstanding*	5,548,627	5,524,319

*
Shares outstanding have been adjusted to reflect the 5% stock dividend declared on February 15, 2002 and paid to all shareholders of record as of April 5, 2002.

See accompanying notes to the unaudited condensed consolidated financial statements.

WELLS-GARDNER ELECTRONICS CORPORATION
Condensed Consolidated Statements of Operations (unaudited)

	Nine Months Ended September 30,
	2002	2001
Net sales	$35,266,000	$32,032,000
Cost of sales	28,443,000	26,378,000
Engineering, selling & administrative expenses	6,054,000	6,680,000
Moving related expenses	—	1,318,000

Operating income (loss)	769,000	(2,344,000)
Other expenses, net	266,000	463,000

Income (loss) from continuing operations before taxes	503,000	(2,807,000)
Income taxes	2,000	—

Income (loss) from continuing operations	501,000	(2,807,000)
Loss on discontinued operations	—	(321,000)
Cumulative effect of change in accounting principle	52,000	—

Net earnings (loss)	$553,000	$(3,128,000)

Earnings (loss) per share:
Basic earnings (loss) per share
Continuing operations	$0.09	$(0.51)
Discontinued operations	$—	$(0.06)
Cumulative effect of change in accounting principle	$0.01	$—

Basic net earnings (loss) per share	$0.10	$(0.57)

Diluted earnings (loss) per share
Continuing operations	$0.09	$(0.51)
Discontinued operations	$—	$(0.06)
Cumulative effect of change in accounting principle	$0.01	$—

Diluted net earnings (loss) per share	$0.10	$(0.57)

Basic average common shares outstanding*	5,465,466	5,489,440
Diluted average common shares outstanding*	5,557,422	5,489,440

*
Shares outstanding have been adjusted to reflect the 5% stock dividend declared on February 15, 2002 and paid to all shareholders of record as of April 5, 2002.

See accompanying notes to the unaudited condensed consolidated financial statements.

WELLS-GARDNER ELECTRONICS CORPORATION
Condensed Consolidated Statements of Cash Flows (unaudited)

	Nine Months Ended September 30,
	2002	2001
Cash flows from operating activities:
Net earnings (loss)	$553,000	$(3,128,000)
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Depreciation & amortization	409,000	544,000
Amortization of unearned compensation	28,000	27,000
Cumulative effect of change in accounting principle	(52,000)	—
Share of earnings in joint venture	(128,000)	(54,000)
Changes in current assets & liabilities:
Accounts receivable {net}	(1,132,000)	1,049,000
Inventory	406,000	1,721,000
Other current assets	66,000	(18,000)
Accounts payable	3,321,000	(266,000)
Accrued expenses	(49,000)	(324,000)

Net cash provided by (used in) operating activities	3,422,000	(449,000)

Cash used in investing activities:
Payment for acquisition, net of cash acquired	—	(700,000)
Additions to fixed assets {net}	(57,000)	(1,185,000)

Net cash used in investing activities	(57,000)	(1,885,000)

Cash provided by (used in) financing activities:
Borrowings (repayments)—notes payable	(2,765,000)	2,490,000
Proceeds from stock options exercised & employee stock purchase plan	170,000	147,000

Net cash provided by (used in) financing activities	(2,595,000)	2,637,000

Net increase in cash & cash equivalents	770,000	303,000
Cash & cash equivalents at beginning of period	159,000	85,000

Cash & cash equivalents at end of period	$929,000	$388,000

Supplemental cash flow disclosure:
Interest paid	$371,000	$577,000
Taxes paid	$2,000	$18,000

See accompanying notes to the unaudited condensed consolidated financial statements.

WELLS-GARDNER ELECTRONICS CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements

1.
In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, which are necessary for a fair presentation of the financial position and results of operations for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes included in the Company's 2001 Annual Report to Shareholders. The results of operations for the three months and nine months ended September 30, 2002 are not necessarily indicative of the operating results for the full year.

2.
On February 15, 2002, the Company declared a five percent (5%) stock dividend payable to all common stock shareholders of record on April 5, 2002. Shares outstanding for all periods presented have been adjusted to reflect the five percent (5%) stock dividend.

3.
Basic earnings (loss) per share is based on the weighted average number of shares outstanding whereas diluted earnings per share includes the dilutive effect of unexercised common stock equivalents. Potentially dilutive securities are excluded from diluted earnings per share calculations for periods with a net loss. Both basic and diluted earnings (loss) per share reflect the declared stock dividend as referenced in note 2.

4.
During the second quarter of 2001, the Company moved its entire Chicago operations to McCook, Illinois. This resulted in a one-time charge to earnings of $1,318,000.

5.
Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets (SFAS 142)." The new standard requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually. The standard also specifies criteria that intangible assets must meet to be recognized and reported apart from goodwill. As of the date of adoption of SFAS 142, the Company has discontinued amortization of all existing goodwill. The SFAS 142 transitional impairment evaluation did not indicate any goodwill impairment. In addition, the Company has not identified any intangible assets, which must be recognized apart from goodwill. Additionally, upon adoption of SFAS 142, the Company recorded a $52,000 cumulative effect of change in accounting principle benefit from the reversal of negative goodwill associated with the Company's joint venture. The following table shows the impact on the Company's financial statements as if SFAS 142 was adopted as of January 1, 2001:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in $000's)
	2002	2001	2002	2001
Net earnings (loss)	$122	$(337)	$553	$(3,128)
Add back—goodwill amortization	—	$67	—	$191

Adjusted net earnings (loss)	$122	$(270)	$553	$(2,937)

Basic & diluted net earnings (loss) per share:
Net earnings (loss) per share	$0.02	$(0.06)	$0.10	$(0.57)
Add back—goodwill amortization	—	$0.01	—	$0.03

Adjusted net earnings (loss) per share	$0.02	$(0.05)	$0.10	$(0.54)

6.
On December 3, 2001, the Company announced the sale of assets as of November 30, 2001 of its coin door division for a purchase price of $315,000. In accordance with SFAS No. 144, the Company recorded this transaction as a discontinued operation and reclassified the related losses of $215,000 and $321,000 to discontinued operations for the three and nine months ended September 30, 2001. Net sales of the discontinued operations were $296,000 and $1,546,000 for the three and nine months ended September 30, 2001.

7.
On August 31, 2001, the Company entered into a new credit agreement with American National Bank and Trust, who arranged an $11 million revolving note and a $4.7 million term note (the "Credit Agreement") maturing in no event later than August 31, 2003. Borrowings are subject to a variable interest rate based on the prime commercial rate or on a function of the London Interbank Offered Rate ("LIBOR"). The Company's Credit Agreement includes covenants, which, among other things, require that the Company maintain certain financial ratios and a minimum level of consolidated net worth. The Company is in compliance with all covenants at September 30, 2002.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Three Months Ended September 30, 2002 and 2001

        For the third quarter ended September 30, 2002, net sales from continuing operations increased 20.3 percent to $11,886,000 from $9,883,000 in the prior year's period. The sales increase was attributed to higher sales of the Company's video monitors to its international gaming customers. Gross operating margin as a percentage of sales was 19.1 percent, or $2,270,000, compared to 18.6 percent, or $1,836,000, for the same period last year. Engineering, selling, and administrative expenditures increased $264,000 to $2,109,000 from $1,845,000 in the third quarter of 2001. This increase is attributed to additional costs incurred for legal and licensing fees for American Gaming as well as additional selling expenses to support the 20.3 percent increase in revenues. Other expense, net, decreased $74,000 to $39,000 from $113,000 in the third quarter of 2001. For the third quarter of 2001, the Company recorded a loss on discontinued operations of $215,000 or $0.04 per share, which relates to the Company's discontinued coin door operations as discussed in the notes. For the third quarter of 2002, the Company reported net earnings of $122,000, or $0.02 per basic and diluted share, compared to a net loss of $337,000, or $0.06 per basic and diluted share, for the comparable 2001 quarter. The Company did not recognize any income tax expense for the reported periods due to the utilization of net operating loss carryforwards.

Nine Months Ended September 30, 2002 and 2001

        For the nine months ended September 30, 2002, net sales from continuing operations increased 10.1 percent to $35,266,000 from $32,032,000 in the prior year's period. The sales increase was attributed to higher sales of the Company's video monitors to its international gaming customers. Gross operating margin as a percentage of sales was 19.3 percent, or $6,823,000, compared to 17.7 percent, or $5,654,000, for the same period last year. This increase is attributed to the additional production from the Company's Malaysian joint venture. Engineering, selling, and administrative expenditures decreased $626,000 to $6,054,000 from $6,680,000 in the 2001 period. This decrease is attributed to the elimination of non-production personnel, which took place during 2001. During the second quarter of 2001, the Company moved its Chicago based operations to McCook, Illinois and recorded moving related expenses of $1,318,000. Other expense, net, decreased $197,000 to $266,000 from $463,000 in the 2001 period. For the nine months ended September 30, 2001, the Company recorded a loss on discontinued operations of $321,000 or $0.06 per share, which relates to the Company's discontinued coin door operations as discussed in the notes. During the first quarter of 2002, the Company recorded a $52,000 benefit, or $0.01 per share, cumulative effect of change in accounting principle, which relates to the Company's adoption of SFAS 142 as discussed in the notes. For the nine months ended September 30, 2002, the Company reported net earnings of $553,000, or $0.10 per basic and diluted share, compared to a net loss of $3,128,000, or $0.57 per basic and diluted share, for the comparable 2001 period. The Company did not recognize any material income tax expense for the reported periods due to the utilization of net operating loss carryforwards.

Market and Credit Risks

        The Company is subject to certain market risks, mainly interest rates. During 2001, the Company entered into a two-year, $15.7 million, secured credit facility with American National Bank. At September 30, 2002, the Company had total outstanding bank debt of $7.4 million, which consisted of $4.1 million on its revolving line of credit at an interest rate of 5.25% and $3.3 million on its installment term note at an interest rate of 6.25%. The Company believes that its exposure to interest rate fluctuations will be limited due to the Company's practice of using any excess cash flow to reduce outstanding debt. All of the Company's debt is subject to variable interest rates. An adverse change in interest rates during the time that this debt is outstanding would cause an increase in the amount of interest paid. The Company may pay down the loans at any time without penalty. However, a 100 basis point increase in interest rates would result in an annual increase of approximately $74,000 in interest expense recognized in the financial statements.

        The Company is exposed to credit risk on certain assets, primarily accounts receivable. The Company provides credit to customers in the ordinary course of business and performs ongoing credit evaluations. Concentrations of credit risk with respect to trade receivables are somewhat limited due to the large number of customers comprising the Company's customer base.

Liquidity and Capital Resources

        As of September 30, 2002, cash and cash equivalents had increased $770,000 from year-end 2001. This increase was caused by a timing difference between the actual deposit of funds and the reduction of the Company's borrowings. Accounts receivable increased $1,132,000 to $7,056,000 from $5,924,000. This increase is attributed to higher sales during the last month of the third quarter. Inventory decreased $406,000 to $9,605,000 from $10,011,000 at year-end 2001. This decrease is attributed to the Company's ongoing actions to reduce its overall inventory levels. Other current assets decreased $66,000 to $892,000 from $958,000 at year-end. Fixed assets, net, decreased $352,000 to $2,546,000 from $2,898,000 at year-end. Current liabilities increased $3,272,000 to $8,717,000 from $5,445,000 at year-end, as the Company had higher accounts payable at the end of the third quarter of 2002. Long-term liabilities decreased $2,765,000 to $6,160,000 compared to $8,925,000 at December 31, 2001. This decrease is attributed to a lower outstanding balance as of September 30, 2002 of the Company's general line of credit. Under its current credit facility, the Company is required to maintain certain financial covenants. While the Company is currently meeting its financial covenants for 2002, its liquidity could be adversely affected if it is unable to do so. Overall, the Company believes that its future financial requirements can be met with funds generated from operating activities and from its credit facility during the foreseeable future.

New Accounting Pronouncements

        In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations (SFAS 143)," which addresses the financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The standard applies to obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development, and (or) normal use of the asset.

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

        The Company is required and plans to adopt the provisions of SFAS 143 during the quarter ending March 31, 2003. To accomplish this, the Company must identify all obligations for asset retirement obligations, if any, and determine the fair value of these obligations on the date of adoption. Because of the effort necessary to comply with the provisions of SFAS 143, it is not practicable for management to estimate the impact of adopting this Statement at the date of this report.

        In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. This standard will be applied prospectively to exit or disposal activities initiated after December 31, 2002. As of the date of this report, Management does not believe the adoption of SFAS No. 146 will have a significant impact on the Company's consolidated financial statements.

Forward Looking Statements

        Because the Company wants to provide shareholders and potential investors with more meaningful and useful information, this report may contain certain forward-looking statements (as such term is defined in the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended) that reflect the Company's current expectations regarding the future results of operations, performance and achievements of the Company. Such forward-looking statements are subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. The Company has tried, wherever possible, to identify these forward-looking statements by using words such as "anticipate," "believe," "estimate," "expect" and similar expressions. These statements reflect the Company's current beliefs and are based on information currently available to it. Accordingly, these statements are subject to certain risks, uncertainties and assumptions which could cause the Company's future results, performance or achievements to differ materially from those expressed in, or implied by, any of these statements, which are more fully described in our Securities and Exchange Commission 10-K filing. The Company undertakes no obligation to release publicly the results of any revisions to any such forward-looking statements that may be made to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

        There have been no material changes to the Company's market risk during the three and nine months ended September 30, 2002. For additional information on market risk, refer to the "Quantitative and Qualitative Disclosures About Market Risk" section of the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

Item 4.    Controls and Procedures

        The Company has established a Disclosure Committee, which is made up of the Company's Chief Executive Officer, Chief Financial Officer and other management staff. The Disclosure Committee conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13A-14 within 90 days of filing this report. While the Company has limited resources and cost constraints, based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this quarterly report has been made known to them. As of the date of this quarterly report, there have been no known significant changes in internal controls or in other factors that could significantly affect these controls subject to the date of such evaluation.

PART II—OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a).	Exhibits:
	Exhibit 99.1—	Statement of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
	Exhibit 99.2—	Statement of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
	Exhibit 99.3—	Statement of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
	Exhibit 99.4—	Statement of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(b).	Reports on Form 8-K:
No reports on Form 8-K were filed during the quarter ended September 30, 2002.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WELLS-GARDNER ELECTRONICS CORPORATION
Date: November 8, 2002	By:	/s/ GEORGE B. TOMA George B. Toma CPA, CMA Vice President of Finance, Chief Financial Officer & Corporate Secretary

QuickLinks

  Item 1. Financial Statements
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 3. Quantitative and Qualitative Disclosures About Market Risk
  Item 4. Controls and Procedures
PART II—OTHER INFORMATION
  Item 6. Exhibits and Reports on Form 8-K
SIGNATURE