Form 10-K
period 2002-12-31
WELLS GARDNER ELECTRONICS CORP
filed 2003-02-21
CIK 105608

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

Commission File Number 1-8250

WELLS-GARDNER ELECTRONICS CORPORATION
(Exact name of registrant as specified in its charter)

ILLINOIS (State or other jurisdiction of incorporation or organization)	36-1944630 (IRS Employer Identification Number)
9500 West 55th Street, Suite A McCook, Illinois 60525-3605 (Address of principal executive offices)
Registrant's telephone number, including area code: 708/290-2100
Securities registered pursuant to Section 12(b) of the Act:
Common Stock, $1.00 par value Title of each class	American Stock Exchange Name of each exchange on which registered
Securities registered pursuant to Section 12(g) of the Act: None

        Indicate by check mark whether the registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports). YES ☒ NO ☐

        Indicate by check mark whether the registrant has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

        Indicate by check mark whether the registrant is an accelerated filer. YES ☐ NO ☒

        The aggregate market value of the registrant's voting stock held by non-affiliates of the registrant (assuming for the purposes hereof, that directors, executive officers and 10% or greater stockholders of the registrant are affiliates of the registrant), based upon the closing sale price of the registrant's Common Stock on February 20, 2003 was approximately $8,250,000.

        The number of shares of the registrant's Common Stock outstanding as of February 20, 2003, was approximately 5,666,519.

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the Registrant's Annual Report to Shareholders for the year ended December 31, 2002 are incorporated into Part II of this Report on Form 10-K and filed as Exhibit 13 hereto. Portions of the Registrant's Definitive Proxy Statement relating to the Registrant's 2003 Annual Meeting of Stockholders to be filed hereafter are incorporated into Part III of this Report on Form 10-K.

        As used in this Annual Report on Form 10-K, the terms "we," "us," "our" and "the Company" mean Wells-Gardner Electronics Corporation, an Illinois corporation, and its subsidiaries, unless the context indicates a different meaning, and the term "common stock" means our common stock, $1.00 par value per share.

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

PRODUCTS

        The Company's primary business is the distribution, design, manufacture, assembly, service and marketing of electronic components which consist of video color monitors and displays, gaming supplies and components and the bonding of touch sensors to video monitors. Related video products, gaming parts and services accounted for approximately 99 percent of revenue in 2002, 2001 and 2000.

        The Company offers a full line of video monitors, with CRT sizes ranging from 13" to 39" with horizontal scan frequencies from 15kHz to 80kHz. In addition to providing standardized products, the Company also customizes electrical and mechanical applications to meet specific customer requirements and optically bonds touch screen sensors to the face of the monitors to allow the user of a CRT video monitor to interact with a computer program by touching a video screen. Additionally, the Company is an integrator of liquid crystal displays (LCD) and has developed numerous strategic partnerships in all areas of expertise in flat panel displays.

        The Company sells into the following markets:

Market	2002	2001	2000
Gaming	70%	60%	52%
Amusement	27%	34%	40%
Other	3%	6%	8%

Totals	100%	100%	100%

MANUFACTURING AND ASSEMBLY

        The Company's production activities consist primarily of wiring printed circuit boards, assembling finished units (and to a limited extent subassemblies), aligning, testing and optically bonding touch sensors in both its McCook, Illinois plant and in WEA's plant in Malaysia. The Company manufactures a limited range of electronic components and therefore relies on outside sources for the majority of the other required components. A limited number of sources are available for such electronic components and the other raw materials. One source supplies the Company with almost all of the chassis subassemblies for its two-dimensional color game monitors. Chassis subassemblies are contracted off-shore, based on custom designs developed by the Company. As the Company believes is characteristic of other manufacturers in its industry, it has been confronted with long lead times and cost pressures.

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

        The Company is licensed on a non-exclusive basis under certain patents owned by RCA Corporation, covering the technical and electrical design of color display and video monitor chassis. Fees under these licenses are based on the number of units shipped and amounted to less than 1% of total 2002 revenue. Although certain of these licenses may expire in the future, it has been the practice of the Company to renew such licenses on substantially the same terms. However, failure of the Company to obtain renewal of any of these licenses could have a materially adverse effect on the Company's business, financial condition and results of operations.

        The Company's business is generally not seasonal.

        The Company has no unique or unusual practices or policies relating to working capital items and believes this is consistent with other comparable companies in its served markets. The Company currently believes that its future financial requirements can be met with funds generated from operating activities and from its credit facility during the foreseeable future. The Company's current credit facility expires August 31, 2003, however the bank has committed to extending the maturity date of the Company's obligations to March 31, 2004.

        The Company's largest customer accounted for 24%, 4% and 0% of total revenues in 2002, 2001 and 2000, respectively and 39% and 6% of total accounts receivable in 2002 and 2001, respectively.

        The Company's backlog was approximately $9.8 million and $8.3 million as of December 31, 2002 and 2001 respectively. These backlogs represented two to three months' sales. It is the Company's experience that well over 90 percent of its backlog results in revenue recognition.

        No material portion of the Company's business is subject to re-negotiation of profits or termination of contracts or subcontracts at the election of the government.

        The Company's market for its products and services is highly competitive with low barriers to entry.

        During 2002, the Company spent approximately $1,067,000 for product engineering, research and development costs, compared to $1,260,000 in 2001 and $1,344,000 in 2000.

        Compliance with federal, state and local provisions which have been enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, has had no material effect upon the capital expenditures, earnings and competitive position of the Company.

        At December 31, 2002, the Company employed approximately 130 employees at all its locations. The Company believes its relationship with its employees is satisfactory.

        The Company's export sales accounted for total revenues of 42%, 16% and 8% in 2002, 2001 and 2000, respectively.

RISK FACTORS RELATED TO OUR BUSINESS AND INDUSTRY

Technology changes as required by our customers could limit and impair our ability to produce products.

        We are currently dependent on CRT technology as being the preferred product by our customers. As we continue to participate in developing solutions for future technological applications for our customers such as liquid crystal displays (LCD's), plasma and organic light emitting diode (OLED), the value added component from us remains a critical issue.

The loss of our bank line would severely limit our ability to fund operations

        Our current bank line expires August 31, 2003, however the bank has committed to extending the maturity date of the Company's obligations to March 31, 2004. The Company full intents to extend or enter into a new banking agreement. If unsuccessful, the Company would be severely limited in its ability to fund operations.

The loss of, or interruption of supply from, our key suppliers could limit our ability to manufacture our products.

        We purchase certain materials and components for our products from various suppliers, some of which are located outside of the U.S. Any loss of, or interruption of supply from our key suppliers may require us to find new suppliers. We could experience production or development delays while we seek new suppliers and could have difficulty finding new suppliers, which would substantially impair our operating results and business.

Our growth could be impaired if we are not able to continue to develop and maintain the success of WEA.

        WEA, the Malaysian joint venture we established in January 2000 with Eastern Asia Technology Limited of Singapore, is an important part of our plan for growth. We expect to produce a significant amount of our manufacturing requirements at WEA's facility in Malaysia. Our growth will depend, in large part, on the success of WEA. If we are unable to continue to successfully execute this strategy, we may not be able to grow as expected.

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

Our gaming business is heavily regulated and we depend on our ability to obtain/maintain regulatory approvals.

        The manufacture and distribution of parts for gaming machines are subject to extensive federal, state, local and foreign regulations and taxes, and the governments of the various gaming jurisdictions amend these regulations from time to time. Virtually all of these jurisdictions require licenses, permits, documentation of qualification, including evidence of financial stability, and other forms of approval for manufacturers and distributors of gaming machines and for their key personnel. The revocation or denial of a license in a particular jurisdiction could adversely affect our ability to obtain or maintain licenses in other jurisdictions.

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

        Because we want to provide you with more meaningful and useful information, this Annual Report includes forward-looking statements that reflect our current expectations and projections about our future results, performance, prospects and opportunities. You can find many of these statements by looking for words such as "may," "will," "expect," "anticipate," "believe," "intend," "estimate" and similar expressions. These forward- looking statements are based on information currently available to us and are subject to a number of risks, uncertainties and other factors that could cause our actual results, performance, prospects or opportunities in 2003 and beyond to differ materially from those expressed in, or implied by, these forward-looking statements. These risks, uncertainties and other factors include but are not limited to the factors described under the heading "Risk Factors" above. We caution you not to place undue reliance on any forward-looking statements. Except as otherwise required by federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, changed circumstances or any other reason after the date of this Annual Report.

Item 2.    PROPERTIES

        The Company's current manufacturing and corporate headquarters is located at 9500 West 55th Street, Suite A, McCook, Illinois. The Company's current leased McCook facility has approximately 104,000 square feet of floor space. Not less than 85,000 of the 104,000 square feet of the plant are at any time dedicated to production. Offices for engineering, sales and administration are also located at that facility. The plant is in good condition, is well maintained, and currently has excess production capacity. The Company also has other smaller leased facilities to support the operations of AGE in Nevada, New Jersey and Florida.

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

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of the Company's shareholders during the fourth quarter of 2002.

PART II

Item 5.    MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDERS MATTERS

        The information required by this Item is set forth in Exhibit 13 hereto under the caption "Common Share Market Price," which information is contained in the Company's Annual Report to Shareholders for the year ended December 31, 2002, and incorporated herein by reference.

Item 6.    SELECTED FINANCIAL DATA

        The information required by this Item is set forth in Exhibit 13 hereto under the caption "Selected Financial Data," which information is contained in the Company's Annual Report to Shareholders for the year ended December 31, 2002, and incorporated herein by reference.

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The information required by this Item is set forth in Exhibit 13 hereto under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" which information is contained in the Company's Annual Report to Shareholders for the year ended December 31, 2002, and incorporated herein by reference.

Item 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The information required by this Item is set forth in Exhibit 13 hereto under the caption "Market and Credit Risks" in "Management's Discussion and Analysis of Financial Condition and Results of Operations" which information is contained in the Company's Annual Report to Shareholders for the year ended December 31, 2002, and incorporated herein by reference.

Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The following financial statements together with the notes thereto are set forth in Exhibit 13 hereto which information is contained in the Company's Annual Report to Shareholders for the year ended December 31, 2002 and incorporated herein by reference.

  •
  Consolidated Balance Sheets as of December 31, 2002 and 2001

  •
  Consolidated Statements of Operations for years ended December 31, 2002, 2001 and 2000

  •
  Consolidated Statements of Shareholders' Equity for years ended December 31, 2002, 2001 and 2000

  •
  Consolidated Statements of Cash Flows for years ended December 31, 2002, 2001 and 2000

  •
  Notes to the Consolidated Financial Statements

  •
  Independent Auditors' Report

        Quarterly financial data for the years ended December 31, 2002 and 2001 are set forth in Exhibit 13 hereto in Note 14 of "Notes to the Consolidated Financial Statements" and are contained in the Company's Annual Report to Shareholders for the year ended December 31, 2002, which information is hereby incorporated herein by reference.

Item 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

PART III

Item 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS

        The information required by this Item is incorporated by reference from the "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" section of the Company's definitive proxy statement to be filed with the SEC in connection with our 2003 Annual Meeting of Shareholders.

EXECUTIVE OFFICERS OF THE REGISTRANT

Name	Office	Age	Year First Elected As Executive Officer
Anthony Spier	Chairman of the Board, President & Chief Executive Officer	59	1994
George B. Toma	Vice President of Finance, Chief Financial Officer, Treasurer & Corporate Secretary	35	1996

        Each executive officer has served in various executive capacities with the Company for at least the past five years.

Item 11.    EXECUTIVE COMPENSATION

        The information required by this Item is incorporated by reference under the captions "Summary Compensation Table," "Option Grants in 2002," "Aggregated Option Exercises in 2002 and Option Values at December 31, 2002," "Report of Board of Directors on Compensation" and "Certain Transactions with Shareholders" of the Company's 2003 Annual Meeting definitive proxy statement.

Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The information required by this Item is incorporated by reference under the caption "Securities Beneficially Owned by Principal Shareholders and Management" of the Company's 2003 Annual Meeting definitive proxy statement and in Exhibit 13 hereto in Note 6 of "Notes to the Consolidated Financial Statements" of the Company's 2002 Annual Report.

Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The Information required by this Item is incorporated by reference under the captions "Certain Transactions with Shareholders" of the Company's 2003 Annual Meeting definitive proxy statement.

Item 14.    CONTROLS AND PROCEDURES

        The Company has established a Disclosure Committee, which is made up of the Company's Chief Executive Officer, Chief Financial Officer and other management staff. The Disclosure Committee conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14 within 90 days of filing this report. While the Company has limited resources and cost constraints, based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this annual report has been made known to them. As of the date of this annual report, there have been no known significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of such evaluation.

PART IV

Item 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

        (1)    Financial Statements    The information required by this Item is set forth in Part II, Item 8 of this Report. The Independent Auditors Report is set forth following the Financial Statement Schedule referred to under (2) below.

        (2)    Financial Statement Schedules    The information required by this Item is set forth following the signature page of this Report.

        (3)    Exhibits    The following exhibits are incorporated by reference or filed herewith:

3.1	Articles of Incorporation of the Company, as amended, filed as Exhibit 3.1 of the Company's Annual Report on Form 10-K for the year ended December 31, 1994 and incorporated herein by reference.
3.2	By-Laws of the Company, as amended, filed as Exhibit 3.2 of the Company's Annual Report on Form 10-K for the year ended December 31, 2001.
10.1	Employment Agreement dated February 29, 1996 between the Company and Anthony Spier, as amended, filed as Exhibit 10.1 of the Company's Annual Report on Form 10-K for the year ended December 31, 1995.
10.2
Wells-Gardner Electronics Corporation Employee 401K Plan dated January 1, 1990 and Amendment 1 dated February 11, 1992, and Amendment 2 dated January 20, 1994, filed as Exhibit 10.10 of the Company's Annual Report on Form 10-K for the year ended December 31, 1993 and incorporated herein by reference.
10.3
Wells-Gardner Electronics Corporation 1996 Nonemployee Director Plan, filed as Annex A to the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on April 23, 1996 and incorporated herein by reference.
10.4
Wells-Gardner Electronics Corporation Amended and Restated Incentive Stock Plan, as amended and filed as Exhibit 4.1 of the Company's Form S-8, dated August 21, 1998 and incorporated herein by reference.
10.5
Amended and Restated Sales Representative Agreement dated December 9, 1998 and Amendment 1 dated August 30, 1999, filed as Exhibits 10.1 of the Company's Form 10-Q dated November 10, 1999 and incorporated herein by reference.
10.6
Voting Rights Agreement dated December 9, 1998 and Amendment 1 dated August 30, 1999, among the Company, Anthony Spier, John R. Blouin, James J. Roberts, Jr. and James Industries, Inc., filed as Exhibit 10.3 of the Company's Form 10-Q dated November 10, 1999 and incorporated herein by reference.
10.7	Acquisition of Certain Assets of American Gaming and Electronics dated January 12, 2000, filed as Exhibits 2.1, 2.2 and 2.3 on Form 8-K, dated January 27, 2000 and incorporated herein by reference.
10.8	Executive Stock Award Plan, filed as Exhibits 4.1 and 4.2 of the Company's Form S-8, dated May 12, 2000 and incorporated by reference.
10.9
Credit Agreements dated August 31, 2001, between American National Bank and Trust Company and the Company, filed as Exhibits 10.1 of the Company's Form 10-Q dated November 14, 2001 and incorporated herein by reference.
10.10
License Agreement dated July 1, 2000, between the Company and RCA Corporation filed as Exhibit 10.10 of the Company's Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference.
10.11
Agreement dated July 3, 2000, between the Company and Local 1031, I.B.E.W., AFL-CIO filed as Exhibit 10.11 of the Company's Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference.
10.12	Separation Agreement and General Release between the Company and Mark Komorowski, filed as Exhibit 10.1 of the Company's Form 10-Q dated August 9, 2002 and incorporated herein by reference.
10.13	Sales Representation Agreement between the Company and Mark Komorowski, filed as Exhibit 10.2 of the Company's Form 10-Q dated August 9, 2002 and incorporated herein by reference.
10.14	Letter dated February 5, 2003 from Bank One to the Company indicating the lender's commitment to extend the maturity date of the Company's Credit Agreement from August 31, 2003 to March 31, 2004.
13.0	Company's Annual Report to Shareholders for the year ended December 31, 2002.
23.0	Consent of KPMG LLP.

99.1	Statement of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
99.2	Statement of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
99.3	Statement of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.4	Statement of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

        (4)    Reports on Form 8-K    No reports on Form 8-K were filed during the quarter ended December 31, 2002.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WELLS-GARDNER ELECTRONICS CORPORATION

By:	/s/ ANTHONY SPIER Anthony Spier	Chairman of the Board, President & Chief Executive Officer	February 20, 2003
	/s/ GEORGE B. TOMA George B. Toma CPA, CMA	Vice President of Finance, Chief Financial Officer, Treasurer & Corporate Secretary	February 20, 2003

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated.

Signature	Title	Date
/s/ ANTHONY SPIER Anthony Spier	Chairman of the Board, President & Chief Executive Officer	February 20, 2003
/s/ MARSHALL L. BURMAN Marshall L. Burman	Director	February 20, 2003
/s/ JERRY KALOV Jerry Kalov	Director	February 20, 2003
/s/ FRANK R. MARTIN Frank R. Martin	Director	February 20, 2003

FINANCIAL SCHEDULE

        Schedules not included with this additional financial data have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

ALLOWANCE FOR DOUBTFUL ACCOUNTS

Year	Balance at Beginning of Period	Additions(1)	Deductions(2)	Balance at End of Period
2000	$60,000	$44,000	$34,000	$70,000
2001	$70,000	$134,000	$74,000	$130,000
2002	$130,000	$123,000	$106,000	$147,000

(1)
Provision for bad debt.

(2)
Accounts receivable written off against the allowance.

QuickLinks

DOCUMENTS INCORPORATED BY REFERENCE
PART I
  Item 1. BUSINESS
RISK FACTORS RELATED TO OUR BUSINESS AND INDUSTRY
CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
  Item 2. PROPERTIES
  Item 3. LEGAL PROCEEDINGS
  Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
  Item 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDERS MATTERS
  Item 6. SELECTED FINANCIAL DATA
  Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
  Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
PART III
  Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
  Item 11. EXECUTIVE COMPENSATION
  Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
  Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
  Item 14. CONTROLS AND PROCEDURES
PART IV
  Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
SIGNATURES
FINANCIAL SCHEDULE