Form 10-Q
period 2003-03-31
WELLS GARDNER ELECTRONICS CORP
filed 2003-04-28
CIK 105608

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended March 31, 2003

or

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

(708) 290-2100
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES ☒                    NO ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).

YES ☐                    NO ☒

As of April 28, 2003, approximately 5,964,715 shares of the Common Stock, $1.00 par value of the registrant were outstanding.

WELLS-GARDNER ELECTRONICS CORPORATION

FORM 10-Q TABLE OF CONTENTS

For The Quarter Ended March 31, 2003

Item 1. Financial Statements

WELLS-GARDNER ELECTRONICS CORPORATION

Condensed Consolidated Balance Sheets (unaudited)

		March 31, 2003		December 31, 2002
Assets:
Current assets:
Cash		$1,173,000		$782,000
Accounts receivable, net		5,000,000		7,835,000
Inventory:
Raw materials	5,956,000		5,438,000
Work in progress	846,000		585,000
Finished goods	3,248,000	10,050,000	2,972,000	8,995,000
Other current assets		929,000		974,000
Total current assets		17,152,000		18,586,000

Fixed assets, net		2,357,000		2,458,000

Other assets:
Investment in joint venture		618,000		536,000
Goodwill		1,329,000		1,329,000
Total other assets		1,947,000		1,865,000
Total assets		$21,456,000		$22,909,000

Liabilities:
Current liabilities:
Accounts payable		$5,235,000		$4,384,000
Accrued expenses		317,000		733,000
Note payable		1,200,000		1,200,000
Total current liabilities		6,752,000		6,317,000

Long-term liabilities:
Notes payable		6,309,000		8,352,000
Total liabilities		13,061,000		14,669,000

Shareholders’ Equity:
Common stock: authorized 25,000,000 shares, $1.00 par value; shares issued and outstanding: 5,964,715 shares as of March 31, 2003 & 5,583,446 shares as of December 31, 2002		5,965,000		5,583,000
Additional paid-in capital		4,197,000		3,827,000
Accumulated deficit		(1,513,000)		(1,032,000)
Unearned compensation		(254,000)		(138,000)
Total shareholders’ equity		8,395,000		8,240,000
Total liabilities & shareholders’ equity		$21,456,000		$22,909,000

See accompanying notes to the unaudited condensed consolidated financial statements.

WELLS-GARDNER ELECTRONICS CORPORATION

Condensed Consolidated Statements of Earnings (unaudited)

	Three Months Ended March 31,
	2003	2002
Net sales	$11,857,000	$11,303,000
Cost of sales	9,624,000	9,074,000
Engineering, selling & administrative expenses	2,082,000	1,927,000
Operating earnings	151,000	302,000
Other expenses, net	34,000	150,000
Income tax (benefit)	(8,000)	2,000
Earnings from continuing operations	125,000	150,000
Cumulative effect of change in accounting principle	—	52,000
Net earnings	$125,000	$202,000

Earnings per share:
Basic earnings per share
Continuing operations	$0.02	$0.03
Cumulative effect of change in accounting principle	$—	$0.01
Basic net earnings per share	$0.02	$0.04

Diluted earnings per share
Continuing operations	$0.02	$0.02
Cumulative effect of change in accounting principle	$—	$0.01
Diluted net earnings per share	$0.02	$0.03

Basic average common shares outstanding*	5,913,363	5,715,521
Diluted average common shares outstanding*	5,913,363	5,898,287

* Shares outstanding have been adjusted to reflect the 5% stock dividend declared on February 19, 2003 to all shareholders of record as of April 4, 2003 and is payable on or about April 11, 2003.

See accompanying notes to the unaudited condensed consolidated financial statements.

WELLS-GARDNER ELECTRONICS CORPORATION

Condensed Consolidated Statements of Cash Flows (unaudited)

	Three Months Ended March 31,
	2003	2002
Cash flows from operating activities:
Net earnings	$125,000	$202,000
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation & amortization	122,000	131,000
Amortization of unearned compensation	15,000	4,000
Cumulative effect of change in accounting principle	—	(52,000)
Share of loss (earnings) in joint venture	(82,000)	20,000
Changes in current assets & liabilities:
Accounts receivable, net	2,835,000	(2,735,000)
Inventory	(1,055,000)	2,415,000
Other current assets	45,000	(45,000)
Accounts payable	852,000	831,000
Accrued expenses	(416,000)	(74,000)
Net cash provided by operating activities	2,441,000	697,000

Cash flows from investing activities:
Additions to fixed assets, net	(22,000)	(19,000)
Net cash used in investing activities	(22,000)	(19,000)

Cash flows from financing activities:
Borrowings (repayments) – notes payable	(2,043,000)	(659,000)
Proceeds from stock options exercised & employee stock purchase plan	15,000	112,000
Net cash used in financing activities	(2,028,000)	(547,000)

Net increase in cash	391,000	131,000
Cash at beginning of period	782,000	159,000
Cash at end of period	$1,173,000	$290,000

Supplemental cash flow disclosure:
Interest paid	$94,000	$131,000
Taxes paid	$3,000	$2,000

See accompanying notes to the unaudited condensed consolidated financial statements.

WELLS-GARDNER ELECTRONICS CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements

1.  In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, which are necessary for a fair presentation of the financial position and results of operations for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted.  These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes included in the Company’s 2002 Annual Report to Shareholders. The results of operations for the three months ended March 31, 2003 are not necessarily indicative of the operating results for the full year.

2.  On February 19, 2003, the Company declared a five percent (5%) stock dividend payable to all common stock shareholders of record on April 4, 2003.  The dividend was paid on or about April 11, 2003.  Shares outstanding for all periods presented have been adjusted to reflect the five percent (5%) stock dividend.

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

4.  Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets (SFAS 142).” The new standard requires that goodwill and intangible assets with indefinite useful lives will no longer be amortized, but instead will be tested for impairment at least annually. The standard also specifies criteria that intangible assets must meet to be recognized and reported apart from goodwill.  As of the date of adoption of SFAS 142, the Company has discontinued amortization of all existing goodwill. The SFAS 142 transitional impairment evaluation did not indicate any goodwill impairment. In addition, the Company has not identified any intangible assets, which must be recognized apart from goodwill. Additionally, upon adoption of SFAS 142, the Company recorded a $52,000 cumulative effect of change in accounting principle benefit from the reversal of negative goodwill associated with the Company’s joint venture.

5.  On August 31, 2001, the Company entered into a new credit agreement with American National Bank and Trust, who arranged an $11 million revolving note and a $4.7 million term note (the “Credit Agreement”) maturing in no event later than March 31, 2004. Borrowings are subject to a variable interest rate based on the prime commercial rate or on a function of the London Interbank Offered Rate (“LIBOR”).  The Credit Agreement includes covenants, which, among other things, require that the Company maintain certain financial ratios and a minimum level of consolidated net worth. The Company is in compliance with all covenants at March 31, 2003.

6.  As of March 31, 2003, the Company maintains an Incentive Stock Option Plan.  The Company accounts for this plan under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations.  No stock-based compensation costs are reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.  The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation:

Three Months Ended March 31,	2003	2002
Net earnings:
As reported	$125,000	$202,000
Pro forma	$66,000	$143,000

Net earnings per common and common equivalent share:
Basic - as reported	$0.02	$0.04
Diluted - as reported	$0.02	$0.03
Basic - pro forma	$0.01	$0.03
Diluted - pro forma	$0.01	$0.02

Item 2. Management’s Discussion & Analysis of Financial Condition & Results of Operations

Three Months Ended March 31, 2003 & 2002

For the first quarter ended March 31, 2003, net sales increased 4.9 percent to $11,857,000 from $11,303,000 in the prior year’s period.  The sales increase was attributable to higher sales of the Company’s used gaming devices.  Gross operating margin as a percentage of sales was 18.8 percent, or $2,233,000, compared to 19.7 percent, or $2,229,000, for the same period last year.  This decrease was attributable to a low margin, cash in advance, opportunistic used gaming device sale recorded in the first quarter. Engineering, selling, and administrative expenditures increased $155,000 or 8.0 percent to $2,082,000 from $1,927,000 in the first quarter of 2002.  This increase was attributable to the Company investing in marketing, primarily the participation in two gaming shows, which the Company did not participate in 2002.  Other expense, net, decreased $116,000 or 77.3 percent to $34,000 from $150,000 in the first quarter of 2002.  This decrease was attributable to lower interest expense and the Company’s earnings from its joint venture.  During the first quarter of 2003, the Company recorded a net $8,000 income tax benefit due to a refund of prior period taxes, while during the first quarter of 2002, the Company recorded a $2,000 income tax expense.  During the first quarter of 2002, the Company recorded a $52,000 or $0.01 cumulative effect of change in accounting principle benefit as discussed in footnote 4 of this report.  For the first quarter of 2003, the Company reported net earnings of $125,000, or $0.02 per basic and diluted share, compared to a net earnings of $202,000, or $0.04 per basic and $0.03 per diluted share, for the comparable 2002 quarter.

Market & Credit Risks

The Company is subject to certain market risks, mainly interest rate risk.  During 2001, the Company entered into a two-year, $15.7 million, secured credit facility with Bank One (formerly American National Bank), which matures on March 31, 2004.  At March 31, 2003, the Company had total outstanding bank debt of $7.5 million, which consisted of $4.8 million on its revolving line of credit at an interest rate of 4.25% and $2.7 million on its installment term note at an interest rate of 5.75%.  The Company believes that its exposure to interest rate fluctuations will be limited due to the Company’s practice of using any excess cash flow to reduce outstanding debt.  All of the Company’s debt is subject to variable interest rates. An adverse change in interest rates during the time that this debt is outstanding would cause an increase in the amount of interest paid.  The Company may pay down the loans at any time without penalty.  However, a 100 basis point increase in interest rates would result in an annual increase of approximately $75,000 in additional interest expense recognized in the financial statements.

The Company is exposed to credit risk on certain assets, primarily accounts receivable. The Company provides credit to customers in the ordinary course of business and performs ongoing credit evaluations. Concentrations of credit risk with respect to trade receivables are somewhat limited due to the large number of customers comprising the Company’s customer base.

Liquidity & Capital Resources

As of March 31, 2003, cash increased $391,000 from year-end 2002.  This increase was a result of a timing issue of a payment in transit to one of the Company’s vendors.  On a daily basis, the Company utilizes a sweep account to reduce its cash on hand to minimize its outstanding balance on its revolving line of credit and its interest expense. Accounts receivable decreased $2,835,000 or 36.2 percent to $5,000,000 from $7,835,000.  This decrease is attributable to improved collections during the first quarter of 2003.  Inventory increased $1,055,000 or 11.7 percent to $10,050,000 from $8,995,000 at year-end 2002. This increase is attributable to higher finished goods on hand for the Company’s largest gaming customer.  A significant portion of this inventory is expected to be consumed during the second quarter.  Other current assets decreased $45,000 or 4.6 percent to $929,000 from $974,000 at year-end.  Fixed assets, net, decreased $101,000 or 4.1 percent to $2,357,000 from $2,458,000 at year-end. Current liabilities increased $435,000 or 6.9 percent to $6,752,000 from $6,317,000 at year-end, as the Company had higher accounts payable at the end of the 2003 first quarter.  Long-term liabilities decreased $2,043,000 or 24.5 percent to $6,309,000 compared to $8,352,000 at year-end. This decrease is attributable to lower borrowings under the Company’s line of credit.  Under its current credit facility, the Company is required to maintain certain financial covenants. While the Company is currently meeting its financial covenants for 2003, its liquidity could be adversely affected if it is unable to do so. Overall, the Company believes that its future financial requirements can be met with funds generated from operating activities and from its credit facility during the foreseeable future.

New Accounting Pronouncements

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure” this Statement, which is effective for the years ending after December 15, 2003 which amends Statement No. 123 “Accounting for Stock-Based Compensation” and provides alternative methods of transition for voluntary change to the fair value-based method of accounting for stock based employee compensation. In addition, Statement No. 148 amends the disclosure requirements of Statement No. 123 regardless of the accounting method used to account for stock based compensation. The Company has chosen to continue to account for stock based compensation of employees using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees” and related interpretations. However, the enhanced disclosure provisions as defined in SFAS No. 148 will be effective for the fiscal quarter ended March 31, 2003 of which the Company has adopted.

Forward Looking Statements

Because the Company wants to provide shareholders and potential investors with more meaningful and useful information, this report may contain certain forward-looking statements (as such term is defined in the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended) that reflect the Company’s current expectations regarding the future results of operations, performance and achievements of the Company. Such forward-looking statements are subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. The Company has tried, wherever possible, to identify these forward-looking statements by using words such as “anticipate,” “believe,” “estimate,” “expect” and similar expressions. These statements reflect the Company’s current beliefs and are based on information currently available to it.  Accordingly, these statements are subject to certain risks, uncertainties and assumptions which could cause the Company’s future results, performance or achievements to differ materially from those expressed in, or implied by, any of these statements, which are more fully described in our Securities and Exchange Commission 10-K filing. The Company undertakes no obligation to release publicly the results of any revisions to any such forward-looking statements that may be made to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events.

Item 3. Quantitative & Qualitative Disclosures About Market Risk

There have been no material changes to the Company’s market risk during the three months ended March 31, 2003. For additional information on market risk, refer to the “Quantitative and Qualitative Disclosures About Market Risk” section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

Item 4. Controls & Procedures

The Company has established a Disclosure Committee, which is made up of the Company’s Chief Executive Officer, Chief Financial Officer and other members of management. The Disclosure Committee conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14 within 90 days of filing this report.  While the Company has limited resources and cost constraints, based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this quarterly report has been made known to them.  As of the date of this quarterly report, there have been no known significant changes in internal controls or in other factors that could significantly affect these controls subject to the date of such evaluation.

PART II - OTHER INFORMATION

Item 6. Exhibits & Reports on Form 8-K

(a). Exhibits:

Exhibit 3.3 – Amendment No. 2 to Restated Corporate Bylaws

Exhibit 10.1 – Amended and Restated Voting Rights Agreement

Exhibit 99.1 – Statement of Chief Executive Officer and Chief Financial Officer

Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b). Reports on Form 8-K:

On February 28, 2003, the Company filed Form 8-K disclosing a change in the registrant’s certifying accountant.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WELLS-GARDNER ELECTRONICS CORPORATION

Date: April 28, 2003	By:	/s/ GEORGE B. TOMA
George B. Toma CPA, CMA Vice President of Finance, Chief Financial Officer & Corporate Secretary

Certification of Chief Executive Officer

Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Anthony Spier, certify that:

(1)            I have reviewed this quarterly report on Form 10-Q of Wells-Gardner Electronics Corporation;

(2)                                  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

(3)                                  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

(4)                                  The registrant’s other certifying Officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)                                  Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)                                 Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)                                  Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5)                                  The registrant’s other certifying Officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors:

(a)                                  All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)                                 Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

(6)                                  The registrant’s other certifying Officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 28, 2003	By:	/s/ ANTHONY SPIER
Anthony Spier Chairman, President & Chief Executive Officer

Certification of Chief Financial Officer

Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, George B. Toma, certify that:

(1)            I have reviewed this quarterly report on Form 10-Q of Wells-Gardner Electronics Corporation;

(2)                                  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

(3)                                  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

(4)                                  The registrant’s other certifying Officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)                                  Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)                                 Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)                                  Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5)                                  The registrant’s other certifying Officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors:

(a)                                  All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)                                 Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

(6)                                  The registrant’s other certifying Officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 28, 2003	By:	/s/ GEORGE B. TOMA
George B. Toma CPA, CMA Vice President of Finance, Chief Financial Officer & Corporate Secretary