Form 10-Q
period 2003-06-30
WELLS GARDNER ELECTRONICS CORP
filed 2003-08-11
CIK 105608

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended June 30, 2003

or

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

YES ☐                    NO ☒

As of August 11, 2003, approximately 5,967,754 shares of the Common Stock, $1.00 par value of the registrant were outstanding.

WELLS-GARDNER ELECTRONICS CORPORATION

FORM 10-Q TABLE OF CONTENTS

For The Quarter Ended June 30, 2003

PART I – FINANCIAL INFORMATION

Item 1.
Financial Statements:

Condensed Consolidated Balance Sheets (unaudited)
• June 30, 2003 & December 31, 2002

Condensed Consolidated Statements of Earnings (unaudited)
• Three Months Ended June 30, 2003 & 2002
• Six Months Ended June 30, 2003 & 2002

Condensed Consolidated Statements of Cash Flows (unaudited)
• Six Months Ended June 30, 2003 & 2002

Notes to the Unaudited Condensed Consolidated Financial Statements

Item 2.
Management’s Discussion & Analysis of Financial Condition & Results of Operations

Item 3.
Quantitative & Qualitative Disclosures About Market Risk

Item 4.
Controls & Procedures

PART II - OTHER INFORMATION

Item 4.
Submission of Matters to a Vote of Security Holders

Item 6.
Exhibits & Reports on Form 8-K

SIGNATURES

Item 1. Financial Statements

WELLS-GARDNER ELECTRONICS CORPORATION

Condensed Consolidated Balance Sheets (unaudited)

		June 30, 2003		December 31, 2002
Assets:
Current assets:
Cash		$549,000		$782,000
Accounts receivable, net		6,743,000		7,835,000
Inventory:
Raw materials	3,678,000		3,292,000
Work in progress	792,000		585,000
Finished goods	5,246,000	9,716,000	5,118,000	8,995,000
Other current assets		905,000		974,000
Total current assets		17,913,000		18,586,000

Fixed assets, net		2,311,000		2,458,000

Other assets:
Investment in joint venture		662,000		536,000
Goodwill		1,329,000		1,329,000
Total other assets		1,991,000		1,865,000
Total assets		$22,215,000		$22,909,000

Liabilities:
Current liabilities:
Accounts payable		$5,668,000		$4,384,000
Accrued expenses		354,000		733,000
Note payable		—		1,200,000
Total current liabilities		6,022,000		6,317,000

Long-term liabilities:
Notes payable		7,742,000		8,352,000
Total liabilities		13,764,000		14,669,000

Shareholders’ Equity:
Common stock: authorized 25,000,000 shares, $1.00 par value; shares issued and outstanding: 5,967,446 shares as of June 30, 2003 & 5,583,446 shares as of December 31, 2002		5,967,000		5,583,000
Additional paid-in capital		4,197,000		3,827,000
Accumulated deficit		(1,477,000)		(1,032,000)
Unearned compensation		(236,000)		(138,000)
Total shareholders’ equity		8,451,000		8,240,000
Total liabilities & shareholders’ equity		$22,215,000		$22,909,000

See accompanying notes to the unaudited condensed consolidated financial statements.

WELLS-GARDNER ELECTRONICS CORPORATION

Condensed Consolidated Statements of Earnings (unaudited)

	Three Months Ended June 30,
	2003	2002
Net sales	$11,810,000	$12,077,000
Cost of sales	9,512,000	9,753,000
Engineering, selling & administrative expenses	2,177,000	2,018,000
Operating earnings	121,000	306,000
Other expenses, net	75,000	77,000
Income tax	11,000	—
Earnings from continuing operations	35,000	229,000
Cumulative effect of change in accounting principle	—	—
Net earnings	$35,000	$229,000

Earnings per share:
Basic earnings per share
Continuing operations	$0.01	$0.04
Cumulative effect of change in accounting principle	$—	$—
Basic net earnings per share	$0.01	$0.04

Diluted earnings per share
Continuing operations	$0.01	$0.04
Cumulative effect of change in accounting principle	$—	$—
Diluted net earnings per share	$0.01	$0.04

Basic average common shares outstanding *	5,967,197	5,749,007
Diluted average common shares outstanding *	5,981,054	5,884,337

See accompanying notes to the unaudited condensed consolidated financial statements.

* Shares outstanding have been adjusted to reflect the 5% stock dividend declared on February 19, 2003 and paid to all shareholders of record as of April 4, 2003.

WELLS-GARDNER ELECTRONICS CORPORATION

Condensed Consolidated Statements of Earnings (unaudited)

	Six Months Ended June 30,
	2003	2002
Net sales	$23,667,000	$23,380,000
Cost of sales	19,136,000	18,827,000
Engineering, selling & administrative expenses	4,259,000	3,945,000
Operating earnings	272,000	608,000
Other expenses, net	109,000	227,000
Income tax	3,000	2,000
Earnings from continuing operations	160,000	379,000
Cumulative effect of change in accounting principle	—	52,000
Net earnings	$160,000	$431,000

Earnings per share:
Basic earnings per share
Continuing operations	$0.03	$0.07
Cumulative effect of change in accounting principle	$—	$0.01
Basic net earnings per share	$0.03	$0.08

Diluted earnings per share
Continuing operations	$0.03	$0.06
Cumulative effect of change in accounting principle	$—	$0.01
Diluted net earnings per share	$0.03	$0.07

Basic average common shares outstanding *	5,940,243	5,732,356
Diluted average common shares outstanding *	5,941,328	5,891,404

See accompanying notes to the unaudited condensed consolidated financial statements.

* Shares outstanding have been adjusted to reflect the 5% stock dividend declared on February 19, 2003 and paid to all shareholders of record as of April 4, 2003.

WELLS-GARDNER ELECTRONICS CORPORATION

Condensed Consolidated Statements of Cash Flows (unaudited)

	Six Months Ended June 30,
	2003	2002
Cash flows from operating activities:
Net earnings	$160,000	$431,000
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation & amortization	258,000	262,000
Amortization of unearned compensation	23,000	17,000
Cumulative effect of change in accounting principle	—	(52,000)
Share of earnings in joint venture	(126,000)	(41,000)
Changes in current assets & liabilities:
Accounts receivable, net	1,092,000	(3,320,000)
Inventory	(721,000)	587,000
Other current assets	69,000	(23,000)
Accounts payable	1,284,000	2,523,000
Accrued expenses	(379,000)	72,000
Net cash provided by operating activities	1,660,000	456,000

Cash flows from investing activities:
Additions to fixed assets, net	(111,000)	(46,000)
Net cash used in investing activities	(111,000)	(46,000)

Cash flows from financing activities:
Borrowings (repayments) — notes payable	(1,810,000)	(632,000)
Proceeds from stock options exercised & employee stock purchase plan	28,000	157,000
Net cash used in financing activities	(1,782,000)	(475,000)

Net decrease in cash	(233,000)	(65,000)
Cash at beginning of period	782,000	159,000
Cash at end of period	$549,000	$94,000

Supplemental cash flow disclosure:
Interest paid	$186,000	$256,000
Taxes paid	$3,000	$2,000

See accompanying notes to the unaudited condensed consolidated financial statements.

WELLS-GARDNER ELECTRONICS CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements

1. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, which are necessary for a fair presentation of the financial position and results of operations for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted.  These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes included in the Company’s 2002 Annual Report to Shareholders. The results of operations for the three months and six months ended June 30, 2003 are not necessarily indicative of the operating results for the full year.

2. On February 19, 2003, the Company declared a five percent (5%) stock dividend payable to all common stock shareholders of record on April 4, 2003.  The dividend was paid on or about April 11, 2003.  Shares outstanding for all periods presented have been adjusted to reflect the five percent (5%) stock dividend.

3. Basic earnings (loss) per share is based on the weighted average number of shares outstanding whereas diluted earnings per share includes the dilutive effect of unexercised common stock equivalents. Potentially dilutive securities are excluded from diluted earnings per share calculations for periods with a net loss.  Both basic and diluted earnings (loss) per share reflect the stock dividend as referenced in note 2.

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

5. On June 30, 2003, the Company entered into a new three-year credit agreement with LaSalle Bank.  The agreement is a $12 million revolving credit facility, which bears interest at either prime plus 50 basis points or at LIBOR plus 300 basis points, determined at the Company’s election.  The LaSalle facility is secured by the assets of the Company and replaces the Company’s current facility with its previous lender.  The LaSalle facility includes all reasonable and customary covenants and terms typically included in such facility.  The Company is in compliance with all covenants at June 30, 2003.

6. As of June 30, 2003, the Company maintains an Incentive Stock Option Plan.  The Company accounts for this plan under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations.  No stock-based compensation costs are reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.  The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Net earnings:
As reported	$35,000	$229,000	$160,000	$431,000
Pro forma	$(10,000)	$184,000	$70,000	$341,000

Net earnings per common and common equivalent share:
Basic — as reported	$0.01	$0.04	$0.03	$0.08
Diluted — as reported	$0.01	$0.03	$0.03	$0.06
Basic — pro forma	$0.00	$0.04	$0.01	$0.08
Diluted — pro forma	$0.00	$0.03	$0.01	$0.06

Item 2. Management’s Discussion & Analysis of Financial Condition & Results of Operations

Three Months Ended June 30, 2003 & 2002

For the second quarter ended June 30, 2003, net sales decreased 2.2 percent to $11,810,000 from $12,077,000 in the prior year’s period.  The sales decrease was attributable to lower sales of the Company’s non-gaming, coin-operated monitors. Gross operating margin as a percentage of sales was 19.5 percent, or $2,298,000, compared to 19.2 percent, or $2,324,000, for the same period last year.  This increase was attributable to a favorable product mix.  Engineering, selling, and administrative expenditures increased $159,000 or 7.9 percent to $2,177,000 from $2,018,000 in the second quarter of 2002.  This increase was attributable to additional international selling expenses as well as additional administrative expenses incurred during the quarter.  Other expense, net, decreased $2,000 or 2.6 percent to $75,000 from $77,000 in the second quarter of 2002.  The Company recorded $11,000 in income tax expense during the second quarter of 2003.  For the second quarter of 2003, the Company reported net earnings of $35,000, or $0.01 per basic and diluted share, compared to net earnings of $229,000, or $0.04 per basic and diluted share, for the comparable 2002 quarter.

Six Months Ended June 30, 2003 & 2002

For the six months ended June 30, 2003, net sales increased 1.2 percent to $23,667,000 from $23,380,000 in the prior year’s period.  The sales increase was attributable to higher sales of the Company’s used gaming devices. Gross operating margin as a percentage of sales was 19.1 percent, or $4,531,000, compared to 19.5 percent, or $4,553,000, for the same period last year.  This decrease was attributable to a low margin, cash in advance, opportunistic used gaming device sale recorded during 2003. Engineering, selling, and administrative expenditures increased $314,000 or 8.0 percent to $4,259,000 from $3,945,000 in the second quarter of 2002.  This increase was attributable to additional marketing efforts as well as additional international selling expenses recorded in 2003.  Other expense, net, decreased $118,000 or 52.0 percent to $109,000 from $227,000 in the second quarter of 2002.  This decrease was attributable to lower interest expense and the Company’s earnings from its joint venture.  Income tax expense was $3,000 compared to $2,000 during 2002.  During 2002, the Company recorded a $52,000 or $0.01 cumulative effect of change in accounting principle benefit as discussed in footnote 4 to the financial statements included in this report.  For the six months ended 2003, the Company reported net earnings of $160,000, or $0.03 per basic and diluted share, compared to a net earnings of $431,000, or $0.08 per basic and $0.07 per diluted share, for the comparable 2002 period.

Market & Credit Risks

The Company is subject to certain market risks, mainly interest rate risk.  During 2003, the Company entered into a three-year, $12 million, secured credit facility with LaSalle Bank NA, which matures on June 30, 2006.  At June 30, 2003, the Company had total outstanding bank debt of $7.7 million at an interest rate of 4.50%.  The Company believes that its exposure to interest rate fluctuations will be limited due to the Company’s practice of using any excess cash flow to reduce outstanding debt.  All of the Company’s debt is subject to variable interest rates. An adverse change in interest rates during the time that this debt is outstanding would cause an increase in the amount of interest paid.  The Company may pay down the loans at any time without penalty.  However, a 100 basis point increase in interest rates would result in an annual increase of approximately $77,000 in additional interest expense recognized in the financial statements.

The Company is exposed to credit risk on certain assets, primarily accounts receivable. The Company provides credit to customers in the ordinary course of business and performs ongoing credit evaluations. Concentrations of credit risk with respect to trade receivables are somewhat limited due to the large number of customers comprising the Company’s customer base.

Liquidity & Capital Resources

As of June 30, 2003, cash decreased $233,000 from year-end 2002.  On a daily basis, the Company utilizes a sweep account to reduce its cash on hand to minimize its outstanding balance on its revolving line of credit and its interest expense. Accounts receivable decreased $1,092,000 or 13.9 percent to $6,743,000 from $7,835,000.  This decrease is attributable to improved collections during 2003.  Inventory increased $721,000 or 8.0 percent to $9,716,000 from $8,995,000 at year-end 2002. This increase is attributable to the Company maintaining higher inventory on hand for the Company’s largest gaming customer.  A significant portion of this inventory is expected to be consumed during the third and fourth quarters of 2003.  Other current assets decreased $69,000 or 7.1 percent to $905,000 from $974,000 at year-end.  Fixed assets, net, decreased $147,000 or 6.0 percent to $2,311,000 from $2,458,000 at year-end.  The Company’s investment in joint venture increased $126,000 or 23.5 percent to $662,000 from $536,000 at year-end as the Company recognized earnings from its investment. Current liabilities decreased $295,000 or 4.7 percent to $6,022,000 from $6,317,000 at year-end, as the Company had higher accounts payable to its vendors, which was offset by the decrease in note payable as all bank debt is classified as a long-term liability.  Long-term liabilities decreased $610,000 or 7.3 percent to $7,742,000 compared to $8,352,000 at year-end.  This decrease is attributable to lower borrowings under the Company’s line of credit.  Under its current credit facility, the Company is required to maintain certain financial covenants. While the Company is currently meeting its financial covenants for 2003, its liquidity could be adversely affected if it is unable to do so. Overall, the Company believes that its future financial requirements can be met with funds generated from operating activities and from its credit facility during the foreseeable future.

New Accounting Pronouncements

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation–Transition and Disclosure” this Statement, which is effective for the years ending after December 15, 2003 which amends Statement No. 123 “Accounting for Stock-Based Compensation” and provides alternative methods of transition for voluntary change to the fair value-based method of accounting for stock based employee compensation. In addition, Statement No. 148 amends the disclosure requirements of Statement No. 123 regardless of the accounting method used to account for stock based compensation. The Company has chosen to continue to account for stock based compensation of employees using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees” and related interpretations. However, the enhanced disclosure provisions as defined in SFAS No. 148 will be effective for the fiscal quarter ended March 31, 2003 of which the Company has adopted.

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

Item 3. Quantitative & Qualitative Disclosures About Market Risk

There have been no material changes to the Company’s market risk during the six months ended June 30, 2003. For additional information on market risk, refer to the “Quantitative and Qualitative Disclosures About Market Risk” section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

Item 4. Controls & Procedures

The Company has established a Disclosure Committee, which is made up of the Company’s Chief Executive Officer, Chief Financial Officer and other members of management. The Disclosure Committee conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14 as of the date of filing this report.  While the Company has limited resources and cost constraints, based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this quarterly report has been made known to them.  As of June 30, 2003, there have been no known significant changes in internal controls or in other factors that could significantly affect these controls subject to the date of such evaluation.

PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

A.            The annual meeting of stockholders of Wells-Gardner Electronics Corporation was held on April 22, 2003.

B.            Set forth below is the tabulation of the votes on each nominee for election as a director:

	For	Withhold Authority	Broker Non-votes
Marshall L. Burman	5,276,471	70,438	0
Jerry Kalov	5,283,886	63,023	0
Frank R. Martin	5,285,454	61,455	0
Anthony Spier	5,284,254	62,655	0

C.            Set forth below is the tabulation of the vote to approve the appointment of Blackman Kallick Bartelstein, LLP, as independent public accountants of the Company for the current fiscal year:

For

Against

Abstain

5,312,903	30,652	3,354

Item 6. Exhibits & Reports on Form 8-K

(a).	Exhibits:
	Exhibit 10.1 -	Loan and Security Agreement
	Exhibit 31.1 -	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
	Exhibit 31.2 -	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
	Exhibit 32.1 -	Statement of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b).	Reports on Form 8-K:
No reports on Form 8-K were filed during the quarter ended June 30, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WELLS-GARDNER ELECTRONICS CORPORATION

Date: August 11, 2003	By:	/s/ GEORGE B. TOMA
George B. Toma CPA, CMA
Vice President of Finance,
Chief Financial Officer & Corporate Secretary