Form 10-K
period 2003-12-31
WELLS GARDNER ELECTRONICS CORP
filed 2004-03-15
CIK 105608

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003
Commission File Number 1-8250

WELLS-GARDNER ELECTRONICS CORPORATION

(Exact name of registrant as specified in its charter)

ILLINOIS	36-1944630
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

9500 West 55th Street, Suite A
McCook, Illinois 60525-3605
(Address of principal executive offices)

Registrant’s telephone number, including area code: 708/290-2100

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
YES  [X]  NO  [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
YES  [  ]  NO  [X]

The aggregate market value of the registrant’s voting stock held by non-affiliates of the registrant (assuming for the purposes hereof, that directors, executive officers and 10% or greater stockholders of the registrant are affiliates of the registrant), based upon the closing sale price of the registrant’s Common Stock on December 31, 2003 was approximately $1,144,000.

The number of shares of the registrant’s Common Stock outstanding as of March 15, 2004, was approximately 6,369,109.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Annual Report to Shareholders for the year ended December 31, 2003 are incorporated into Part II of this Report on Form 10-K and filed as Exhibit 13 hereto. Portions of the Registrant’s definitive Proxy Statement relating to the Registrant’s 2004 Annual Meeting of Stockholders to be filed hereafter are incorporated into Part III of this Report on Form 10-K.

As used in this Annual Report on Form 10-K, the terms “we,” “us,” “our” and “the Company” mean Wells-Gardner Electronics Corporation, an Illinois corporation, and its subsidiaries, unless the context indicates a different meaning, and the term “common stock” means our common stock, $1.00 par value per share.

PART I

Item 1. BUSINESS

OVERVIEW

Founded in 1925, Wells-Gardner Electronics Corporation is a global distributor and manufacturer of color video displays and other related distribution products for a variety of markets including, but not limited to, gaming machine manufacturers, casinos, coin-operated video game manufacturers and other display integrators. In 2000, the Company formed a 50/50 joint venture named Wells-Eastern Asia Displays (“WEA”) to manufacture video displays in Malaysia. In addition, the Company owns American Gaming & Electronics, Inc. (“AGE”). AGE is a leading parts distributor, service center and a seller of refurbished gaming machines to the gaming markets with offices in Las Vegas, Nevada; Egg Harbor Township, New Jersey and McCook, Illinois. With the addition of the joint venture and acquisition, the Company has transitioned from a coin-operated amusement supplier to a key supplier to the gaming industry. Wells-Gardner’s common stock is publicly traded on the American Stock Exchange under the symbol WGA.

PRODUCTS

The Company’s primary business is the distribution, design, manufacture, assembly, service and marketing of electronic components which consist of video color monitors and liquid crystal displays (“LCD’s”), gaming supplies and components and the bonding of touch sensors to video monitors. These video products, gaming parts and services accounted for 100 percent of revenue in 2003, 2002 and 2001.

The Company offers a full line of video monitors, with cathode ray tube (“CRT”) sizes ranging from 13” to 39” with horizontal scan frequencies from 15kHz to 80kHz. In addition to providing standardized products, the Company also customizes electrical and mechanical applications to meet specific customer requirements and optically bonds touch screen sensors to video displays to allow interaction with a computer program by touching a video screen.

The Company sells into the following markets:

Market	2003	2002	2001
Gaming	75%	69%	60%
Amusement	22%	29%	34%
Other	3%	2%	6%

Totals	100%	100%	100%

The Company is licensed on a non-exclusive basis under certain patents owned by RCA Corporation, covering the technical and electrical design of color display and video monitor chassis. Fees under these licenses, which expire June 30, 2005, are based on the number of units shipped and amounted to less than 1% of total 2003, 2002 and 2001 revenues, respectively. Although these licenses expire in the future, it has been the practice of the Company to renew such licenses on substantially the same terms. However, failure of the Company to obtain renewal of any of these licenses could have an adverse effect on the Company’s business and results of operations. Management has no reason to believe that these licenses will not be renewed as they have been in the past.

MANUFACTURING AND ASSEMBLY

The Company’s production activities consist primarily of circuit designs, assembling finished units (and to a limited extent subassemblies), aligning, testing and optically bonding touch sensors in both its McCook, Illinois plant and in WEA’s plant in Malaysia. The Company manufactures a limited range of electronic components and therefore relies on outside sources for the majority of the other required components. A limited number of sources are available for such electronic components and the other raw materials. One source supplies the Company with almost all of the chassis subassemblies for its two-dimensional color displays. Chassis subassemblies are contracted offshore, based on custom designs developed by the Company. As the Company believes is characteristic of other manufacturers in its industry, it has been confronted with long lead times and cost pressures. Due to some of these extended lead times, the Company carries additional inventory of certain critical supply components.

MARKETING AND SALES

The Company sells products throughout the world. A portion of the Company’s products is sold through James Industries, Inc. under a Sales Representation Agreement. James Industries, Inc. is headquartered in Inverness, Illinois and uses the services of regional sub-representative agents and firms. The Company maintains its own internal sales staff primarily for sales of products not covered under the Sales Representation Agreement, repair and service of its products and to support its external sales representative organization.

The Company’s business is generally not seasonal.

The Company has no unique or unusual practices or policies relating to working capital items and believes this is consistent with other comparable companies in its served markets. The Company currently believes that its future financial requirements can be met with funds generated from operating activities and from its credit facility during the foreseeable future. The Company’s current credit facility expires June 30, 2006.

The Company’s largest customer, Aristocrat Leisure Limited, accounted for 21%, 24% and 4% of total revenues in 2003, 2002 and 2001, respectively and 23%, 39% and 6% of total accounts receivable in 2003, 2002 and 2001, respectively.

The Company’s backlog was approximately $9.9 million and $9.8 million as of December 31, 2003 and 2002 respectively. These backlogs represented two to three months’ sales. It is the Company’s experience that well over 90 percent of its backlog results in revenue recognition and management is not presently aware of any information that this historical pattern will not be repeated.

No material portion of the Company’s business is subject to re-negotiation of profits or termination of contracts or subcontracts at the election of any governmental entity.

The Company’s market for its products and services is highly competitive with low barriers to entry.

During 2003, the Company spent approximately $1,007,000 for product engineering, research and development costs, compared to $1,067,000 in 2002 and $1,260,000 in 2001.

Compliance with federal, state and local provisions which have been enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, has had no material effect upon the capital expenditures, earnings and competitive position of the Company.

At December 31, 2003, the Company employed approximately 104 employees at all its locations. The Company believes its relationship with its employees is satisfactory. Certain employees at the Company’s McCook, Illinois facility are covered under a collective bargaining agreement, which is filed as Exhibit 10.13 of this report.

The Company’s export sales accounted for total revenues of 38%, 42% and 16% in 2003, 2002 and 2001, respectively, with the majority of these sales being shipped to Australia and Canada.

RISK FACTORS RELATED TO OUR BUSINESS AND INDUSTRY

Technology changes as required by our customers could limit and impair our ability to produce products.

We are currently dependent on CRT based technology. As we continue to participate in developing solutions for future technological applications for our customers such as LCD’s, plasma and organic light emitting diode (OLED), the value added component from us remains a critical issue.

The loss of our bank line would severely limit our ability to fund operations

Our current bank line expires June 30, 2006 and requires the Company to maintain certain financial covenants. The Company fully intends to maintain compliance with the covenants under its bank line and expects it will be able to do so. If unsuccessful, the Company would be severely limited in its ability to fund operations.

The loss or interruption of supply from our key suppliers could limit our ability to manufacture our products.

We purchase certain materials and components for our products from various suppliers, including the Company’s joint venture, some of which are located outside of the U.S. Any loss or interruption of supply from our key suppliers may require us to find new suppliers. We could experience production or development delays while we seek new suppliers and could have difficulty finding new suppliers, which would substantially impair our operating results and business.

Our growth could be impaired if we are not able to continue to develop and maintain the success of WEA.

WEA, the Malaysian joint venture we established in January 2000 with Eastern Asia Technology Limited of Singapore, is an important part of our plan for growth. We expect to produce a significant amount of our manufacturing requirements at WEA’s facility in Malaysia. Our growth will depend, in large part, on the success of WEA. If we are unable to continue to successfully execute this strategy, we may not be able to grow as expected.

Intense competition in our industry could impair our ability to grow and achieve profitability.

We may not be able to compete effectively with current or future competitors. The market for our products and services is rapidly evolving and intensely competitive. We expect this competition to further intensify in the future. Some of our competitors are large companies with greater financial, marketing and product development resources. In addition, new competitors may enter our key markets. This may place us at a disadvantage in responding to our competitors’ pricing strategies, technological advances and other initiatives.

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Because we want to provide you with more meaningful and useful information, this Annual Report includes forward-looking statements that reflect our current expectations and projections about our future results, performance, prospects and opportunities. You can find many of these statements by looking for words such as “may,” “will,” “expect,” “anticipate,” “believe,” “intend,” “estimate” and similar expressions. These forward-looking statements are based on information currently available to us and are subject to a number of risks, uncertainties and other factors that could cause our actual results, performance, prospects or opportunities in 2004 and beyond to differ materially from those expressed in, or implied by, these forward-looking statements. These risks, uncertainties and other factors include but are not limited to the factors described under the heading “Risk Factors” above. We caution you not to place undue reliance on any forward-looking statements. Except as otherwise required by federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, changed circumstances or any other reason after the date of this Annual Report.

Item 2. PROPERTIES

The Company’s current manufacturing and corporate headquarters is located at 9500 West 55th Street, Suite A, McCook, Illinois. The Company’s current leased McCook facility has approximately 104,000 square feet of floor space. Not less than 85,000 of the 104,000 square feet of the plant are at any time dedicated to production. Offices for engineering, sales and administration are also located at that facility. The plant is in good condition, is well maintained, and currently has 66% excess production capacity as the Company currently runs only one shift. The Company also has other smaller leased facilities to support the operations of AGE in Nevada and New Jersey.

Item 3. LEGAL PROCEEDINGS

As the Company sells its products and services to a broad customer base, from time to time it may be named in legal proceedings. The Company aggressively reviews all claims on a timely basis and in the opinion of management, any currently pending legal claims against the Company have no basis and no loss contingency reserves have been established.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company’s shareholders during the fourth quarter of 2003.

PART II

Item 5. MARKET FOR THE REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDERS MATTERS

(a)	The Company did not sell any shares in unregistered transactions in its 2003 fiscal year.

(b)	Not applicable

(c)	Not applicable

Item 6. SELECTED FINANCIAL DATA

The information required by this Item is set forth in Exhibit 13 hereto, the Company’s Annual Report to Shareholders for the year ended December 31, 2003, under the caption “Selected Financial Data,” which information is incorporated herein by reference.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information required by this Item is set forth in Exhibit 13 hereto, the Company’s Annual Report to Shareholders for the year ended December 31, 2003, under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operation” section, which information is incorporated herein by reference.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by this Item is set forth in Exhibit 13 hereto, the Company’s Annual Report to Shareholders for the year ended December 31, 2003, under the caption “Market and Credit Risks” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section, which information is incorporated herein by reference.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial statements together with the notes thereto are set forth in Exhibit 13 hereto, the Company’s Annual Report to Shareholders for the year ended December 31, 2003, which information is incorporated herein by reference:

-	Consolidated Balance Sheets as of December 31, 2003 and 2002

-	Consolidated Statements of Operations for years ended December 31, 2003, 2002 and 2001

-	Consolidated Statements of Shareholders’ Equity for years ended December 31, 2003, 2002 and 2001

-	Consolidated Statements of Cash Flows for years ended December 31, 2003, 2002 and 2001

-	Notes to the Consolidated Financial Statements

-	Independent Auditors’ Reports

Quarterly financial data for the four quarters ended December 31, 2003 and 2002 are set forth in Exhibit 13 hereto in Note 15 of “Notes to the Consolidated Financial Statements” as part of the Company’s Annual Report to Shareholders for the year ended December 31, 2003, which information is hereby incorporated herein by reference.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On February 24, 2003 Wells-Gardner Electronics Corporation (the “Company”), upon an affirmative vote of the Audit Committee of its Board of Directors, elected not to renew KPMG LLP (“KPMG”) as its certifying accountants effective February 24, 2003. The change in certifying accountants was done exclusively for economic reasons and no other conditions existed which led to the change. The Company engaged Blackman Kallick Bartelstein LLP as its certifying accountant following a vote of the Company’s Audit Committee.

In connection with the audits of the two fiscal years ended December 31, 2002 and the subsequent interim period up through February 24, 2003, there were no disagreements with KPMG on any matter of accounting principles or practices, financial statement disclosure, auditing scope or procedures, which disagreements, if not resolved to the satisfaction of KPMG, would have caused it to make reference to the subject matter of the disagreement. The audit reports of KPMG on the consolidated financial statements of Wells-Gardner Electronics Corporation and subsidiary as of and for the years ended December 31, 2002 and 2001 did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles except as follows: KPMG’s report on the consolidated financial statements of Wells-Gardner Electronics Corporation and subsidiary as of and for the years ended December 31, 2002 and 2001, contained a separate paragraph stating “as discussed in Note 2 to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, on January 1, 2002.”

Item 9A. CONTROLS AND PROCEDURES

Management is responsible for establishing and maintaining adequate internal control over the Company’s financial reporting. The Company has established a Disclosure Committee, which is made up of the Company’s Chief Executive Officer, Chief Financial Officer and other management staff. The Disclosure Committee conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15 within 90 days of filing this report. The Committee meets quarterly to discuss and review any issues raised during its evaluation period. While the Company has limited resources and cost constraints, based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2003 the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this annual report has been made known to them. During the quarter ended December 31, 2003, there have been no known significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of such evaluation.

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS

The information required by this Item is incorporated by reference from the “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” section of the Company’s definitive proxy statement to be filed with the SEC in connection with our 2004 Annual Meeting of Shareholders.

EXECUTIVE OFFICERS OF THE REGISTRANT

			Year First Elected
Name	Office	Age	As Executive Officer
Anthony Spier	Chairman of the Board, President & Chief Executive Officer	60	1994

George B. Toma	Vice President of Finance, Chief Financial Officer, Treasurer & Corporate Secretary	36	1996

Each executive officer has served in various executive capacities with the Company for at least the past five years.

The Company maintains a Code of Business Conduct & Ethics governing the behavior of the Company’s employees, including its Executive and Corporate Officers, which is available for review on the Company’s website under its Investor Relations Corporate Governance section.

Item 11. EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference under the captions “Summary Compensation Table,” “Aggregated Option Exercises in 2003 and Option Values at December 31, 2003,” “Report of Board of Directors on Compensation” and “Certain Transactions with Management” in the Company’s definitive proxy statement related to its 2004 Annual Meeting.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated by reference under the caption “Securities Beneficially Owned by Principal Shareholders and Management” of the Company’s definitive proxy statement related to its 2004 Annual Meeting and in Exhibit 13 hereto, Company’s 2003 Annual Report, in Note 6 of “Notes to the Consolidated Financial Statements.”

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Information required by this Item is incorporated by reference under the captions “Certain Transactions with Management” in the Company’s definitive proxy statement related to its 2004 Annual Meeting.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated by reference under the caption “Proposal for Ratification of Appointment of Independent Certified Public Accountants” in the Company’s definitive proxy statement related to its 2004 Annual Meeting.

PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1) The following financial statements required by Part II, Item 8 of this annual report and filed as Exhibit 13 hereto:

-	Consolidated Balance Sheets as of December 31, 2003 and 2002

-	Consolidated Statements of Operations for years ended December 31, 2003, 2002 and 2001

-	Consolidated Statements of Shareholders’ Equity for years ended December 31, 2003, 2002 and 2001

-	Consolidated Statements of Cash Flows for years ended December 31, 2003, 2002 and 2001

-	Notes to the Consolidated Financial Statements

-	Independent Auditors’ Reports

(2) A financial statement schedule regarding valuation and qualifying accounts and reserves is set forth following the signature page of this Report.

(3) The following exhibits are incorporated by reference or filed herewith:

3.1	Articles of Incorporation of the Company, as amended, filed as Exhibit 3.1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 1994 and incorporated herein by reference.

3.2	By-Laws of the Company, as amended, filed as Exhibit 3.3 of the Company’s Form 10-Q dated April 28, 2003 and incorporated herein by reference.

10.1	Employment Agreement dated February 29, 1996 between the Company and Anthony Spier, as amended, filed as Exhibit 10.1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 1995 and incorporated herein by reference.

10.2	Wells-Gardner Electronics Corporation Employee 401K Plan dated January 1, 1990, as amended, filed as Exhibit 10.10 of the Company’s Annual Report on Form 10-K for the year ended December 31, 1993 and incorporated herein by reference.

10.3	Wells-Gardner Electronics Corporation 1996 Nonemployee Director Plan filed as Annex A to the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on April 23, 1996 and incorporated herein by reference.

10.4	Wells-Gardner Electronics Corporation Amended and Restated Incentive Stock Plan, as amended and filed as Exhibit 4.1 of the Company’s Form S-8, dated August 21, 1998 and incorporated herein by reference.

10.5	Amended and Restated Sales Representative Agreement dated December 9, 1998, filed as Exhibit 10.1 of the Company’s Form 10-Q dated November 10, 1999 and incorporated herein by reference.

10.6	Voting Rights Agreement dated December 9, 1998, as amended, among the Company, Anthony Spier, John R. Blouin, James J. Roberts, Jr. and James Industries, Inc., filed as Exhibit 10.1 of the Company’s Form 10-Q dated April 28, 2003 and incorporated herein by reference.

10.7	Acquisition of Certain Assets of American Gaming and Electronics dated January 12, 2000, filed as Exhibits 2.1, 2.2 and 2.3 on Form 8-K, dated January 27, 2000 and incorporated herein by reference.

10.8	Executive Stock Award Plan, filed as Exhibits 4.1 and 4.2 of the Company’s Form S-8, dated May 12, 2000 and incorporated by reference.

10.9	Credit Agreement dated June 30, 2003, between LaSalle Bank National Association and the Company, filed as Exhibits 10.1 of the Company’s Form 10-Q dated August 11, 2003 and incorporated herein by reference.

10.10	License Agreement dated July 1, 2000, between the Company and RCA Corporation, as amended, filed as Exhibit 10.10 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference.

10.11	Separation Agreement and General Release between the Company and Mark Komorowski, filed as Exhibit 10.1 of the Company’s Form 10-Q dated August 9, 2002 and incorporated herein by reference.

10.12	Sales Representation Agreement between the Company and Mark Komorowski filed as Exhibit 10.2 of the Company’s Form 10-Q dated August 9, 2002 and incorporated herein by reference.

10.13	Agreement dated November 21, 2003, between the Company and Local 1031, I.B.E.W., AFL-CIO.

10.14	Audited financial statements of the Company’s joint venture, Wells-Eastern Asia Displays (m) Sdn. Bhd. for the year ended December 31, 2003.

13.0	Company’s Annual Report to Shareholders for the year ended December 31, 2003.

23.0	Consent of Blackman Kallick Bartelstein LLP

23.1	Consent of KPMG LLP

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Statement of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K: On October 30, 2003, the Company filed Form 8-K disclosing the issuance of a press release announcing its financial results for the third quarter and first nine months of fiscal 2003.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WELLS-GARDNER ELECTRONICS CORPORATION

By:	/s/ ANTHONY SPIER Anthony Spier	Chairman of the Board, President & Chief Executive Officer	March 5, 2004

	/s/ GEORGE B. TOMA George B. Toma	Vice President of Finance, Chief Financial Officer, Treasurer & Corporate Secretary	March 5, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated.

Signature	Title	Date
/s/ ANTHONY SPIER Anthony Spier	Chairman of the Board, President & Chief Executive Officer	March 5, 2004

/s/ MARSHALL L. BURMAN Marshall L. Burman	Director	March 5, 2004

/s/ JERRY KALOV Jerry Kalov	Director	March 5, 2004

/s/ FRANK R. MARTIN Frank R. Martin	Director	March 5, 2004

FINANCIAL SCHEDULE

Schedules not included with this additional financial data have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS (in $000’s)

	Year Ended December 31,
	2003	2002	2001
ALLOWANCE FOR DOUBTFUL ACCOUNTS:
Beginning balance	$147	$130	$70
Additions charged to expense	$31	$123	$134
Deductions	$(32)	$(106)	$(74)
Balance at end of year	$146	$147	$130
INVENTORY OBSOLESCENCE RESERVE:
Beginning balance	$385	$396	$368
Additions charged to expense	$334	$268	$549
Deductions	$(526)	$(279)	$(521)
Balance at end of year	$193	$385	$396