Form 10-Q
period 2004-03-31
WELLS GARDNER ELECTRONICS CORP
filed 2004-05-04
CIK 105608

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended March 31, 2004

or

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

As of May 4, 2004, approximately 6,811,147 shares of the Common Stock, $1.00 par value of the registrant were outstanding.

WELLS-GARDNER ELECTRONICS CORPORATION

FORM 10-Q TABLE OF CONTENTS

For The Quarter Ended March 31, 2004

Item 1. Financial Statements

WELLS-GARDNER ELECTRONICS CORPORATION

Condensed Consolidated Balance Sheets

		March 31, 2004		December 31, 2003
		(unaudited)		(audited)
Assets:
Current assets:
Cash		$204,000		$283,000
Accounts receivable, net		6,100,000		4,690,000
Inventory:
Raw materials	5,522,000		4,637,000
Work in progress	941,000		516,000
Finished goods	2,770,000	9,233,000	3,751,000	8,904,000
Other current assets		1,088,000		1,041,000
Total current assets		16,625,000		14,918,000

Fixed assets, net		1,919,000		2,050,000

Other assets:
Investment in joint venture		805,000		798,000
Goodwill		1,329,000		1,329,000
Total other assets		2,134,000		2,127,000
Total assets		$20,678,000		$19,095,000

Liabilities:
Current liabilities:
Accounts payable		$5,737,000		$4,237,000
Accrued expenses		791,000		629,000
Total current liabilities		6,528,000		4,866,000

Long-term liabilities:
Notes payable		5,228,000		5,968,000
Total liabilities		11,756,000		10,834,000

Shareholders’ Equity:
Common stock: authorized 25,000,000 shares, $1.00 par value; shares issued and outstanding:
6,766,231 shares as of March 31, 2004 & 6,220,898 shares as of December 31, 2003		6,766,000		6,221,000
Additional paid-in capital		5,513,000		4,531,000
Accumulated deficit		(3,213,000)		(2,334,000)
Unearned compensation		(144,000)		(157,000)
Total shareholders’ equity		8,922,000		8,261,000
Total liabilities & shareholders’ equity		$20,678,000		$19,095,000

See accompanying notes to the unaudited condensed consolidated financial statements.

WELLS-GARDNER ELECTRONICS CORPORATION

Condensed Consolidated Statements of Earnings (unaudited)

	Three Months Ended March 31,
	2004	2003
Net sales	$12,745,000	$11,857,000
Cost of sales	10,325,000	9,624,000
Engineering, selling & administrative expenses	2,087,000	2,082,000
Operating earnings	333,000	151,000
Other expenses, net	61,000	34,000
Tax expense (benefit)	12,000	(8,000)
Net earnings	$260,000	$125,000

Earnings per share:
Basic earnings per share	$0.04	$0.02
Diluted earnings per share	$0.04	$0.02

Basic average common shares outstanding *	6,614,432	6,209,031
Diluted average common shares outstanding *	6,769,701	6,209,031

See accompanying notes to the unaudited condensed consolidated financial statements.

*       Shares outstanding have been adjusted to reflect the 5% stock dividend declared on February 10, 2004 and paid to all shareholders of record as of March 19, 2004.

WELLS-GARDNER ELECTRONICS CORPORATION

Condensed Consolidated Statements of Cash Flows (unaudited)

	Three Months Ended March 31,
	2004	2003
Cash flows from operating activities:
Net earnings	$260,000	$125,000
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation & amortization	131,000	122,000
Amortization of unearned compensation	14,000	15,000
Share of earnings in joint venture	(7,000)	(82,000)
Changes in current assets & liabilities:
Accounts receivable, net	(1,410,000)	2,835,000
Inventory	(329,000)	(1,055,000)
Other current assets	(47,000)	45,000
Accounts payable	1,500,000	852,000
Accrued expenses	162,000	(416,000)
Net cash provided by operating activities	274,000	2,441,000

Cash flows from investing activities:
Additions to fixed assets, net	—	(22,000)
Net cash used in investing activities	—	(22,000)

Cash flows from financing activities:
Repayments - notes payable	(740,000)	(2,043,000)
Proceeds from stock options exercised & employee stock purchase plan	387,000	15,000
Net cash used in financing activities	(353,000)	(2,028,000)

Net (decrease) increase in cash	(79,000)	391,000
Cash at beginning of period	283,000	782,000
Cash at end of period	$204,000	$1,173,000

Supplemental cash flow disclosure:
Interest paid	$67,000	$94,000
Taxes paid	$12,000	$3,000

See accompanying notes to the unaudited condensed consolidated financial statements.

WELLS-GARDNER ELECTRONICS CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements

1. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, which are necessary for a fair presentation of the financial position and results of operations for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted.  These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes included in the Company’s 2003 Annual Report to Shareholders. The results of operations for the three months ended March 31, 2004 are not necessarily indicative of the operating results for the full year.

2. On February 10, 2004, the Company declared a five percent (5%) stock dividend payable to all common stock shareholders of record on March 19, 2004.  The dividend was paid on or about March 26, 2004.  Shares outstanding for all periods presented have been adjusted to reflect the five percent (5%) stock dividend.

3. Basic earnings per share is based on the weighted average number of shares outstanding whereas diluted earnings per share includes the dilutive effect of unexercised common stock equivalents. Potentially dilutive securities are excluded from diluted earnings per share calculations for periods with a net loss.  Both basic and diluted earnings per share reflect the stock dividend as referenced in Note 2.

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

5. On June 30, 2003, the Company entered into a new three-year credit agreement with LaSalle Bank.  The agreement is a $12 million revolving credit facility, which bears interest at either prime plus 50 basis points or at LIBOR plus 300 basis points, determined at the Company’s election.  The LaSalle facility is secured by the assets of the Company and replaces the Company’s current facility with its previous lender.  The LaSalle facility includes all reasonable and customary covenants and terms typically included in such facility.  The Company is in compliance with all covenants at March 31, 2004.

6. As of March 31, 2004, the Company maintains an Incentive Stock Option Plan.  The Company accounts for this plan under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations.  No stock-based compensation costs are reflected in net earnings, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.  The following table illustrates the effect on net earnings and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation:

	Three Months Ended March 31,
	2004	2003
Net earnings:
As Reported	$260,000	$125,000
Total stock-based employee compensation expense (recorded at fair value)	$(9,000)	$(16,000)
Pro Forma	$251,000	$109,000

Net earnings per common and common equivalent share:
Basic - As Reported	$0.04	$0.02
Diluted - As Reported	$0.04	$0.02
Basic - Pro Forma	$0.04	$0.02
Diluted - Pro Forma	$0.04	$0.02

7. SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” establishes standards for reporting information about operating segments.  Under this standard, the Company has three reportable operating segments: Gaming, Amusement and Other.  The table below presents information as to the Company’s revenues and operating earnings before unallocated administration costs.  The Company is unable to segment its assets as they are commingled among segments.

	Three Months Ended March 31,
	2004	2003
Net Sales:
Gaming	$9,117,000	$9,364,000
Amusement	$3,098,000	$2,285,000
Other	$530,000	$208,000
Total Net Sales	$12,745,000	$11,857,000

Operating Earnings:
Gaming	$671,000	$634,000
Amusement	$355,000	$230,000
Other	$123,000	$34,000
Unallocated Administration Costs	$(816,000)	$(747,000)
Total Operating Earnings	$333,000	$151,000

Item 2. Management’s Discussion & Analysis of Financial Condition & Results of Operations

Three Months Ended March 31, 2004 & 2003

For the first quarter ended March 31, 2004, net sales increased 7.5 percent to $12,745,000 from $11,857,000 in the prior year’s period.  The sales increase was attributable to additional amusement sales as the Company has a new customer who accounted for the sales increase in the amusement segment.  Overall, gaming continues to drive sales, as it accounted for 71.5 percent of total sales revenues in the 2004 first quarter.  Gross operating margin as a percentage of sales was 19.0 percent, or $2,420,000, consistent to 18.8 percent, or $2,233,000, for the same period last year.  Engineering, selling, and administrative expenditures marginally increased $5,000 or 0.2 percent to $2,087,000 from $2,082,000 in the first quarter of 2003.  Other expense, net, increased $27,000 or 79.4 percent to $61,000 from $34,000 in the first quarter of 2003 as the Company recorded lower earnings from its joint venture in the first quarter of 2004 and recorded its interest expense for the reported periods.  Tax expense was $12,000 compared to a benefit of $8,000 for the first quarter of 2003.  This expense was attributed to minimum taxes due in certain states.  Overall, the Company has a net operating loss carryforward of $8,883,000 to offset future Federal taxable income.  For the first quarter of 2004, the Company reported net earnings of $260,000, or $0.04 per basic and diluted share, compared to net earnings of $125,000, or $0.02 per basic and diluted share, for the comparable 2003 quarter.

Market & Credit Risks

The Company is subject to certain market risks, mainly interest rate risk.  In 2003, the Company entered into a three-year, $12 million, secured credit facility with LaSalle Bank NA, which matures on June 30, 2006.  At March 31, 2004, the Company had total outstanding bank debt of $5.2 million at an interest rate of 4.50 percent.  The Company believes that its exposure to interest rate fluctuations will be limited due to the Company’s practice of using any excess cash flow to reduce outstanding debt.  All of the Company’s debt is subject to variable interest rates. An adverse change in interest rates during the time that this debt is outstanding would cause an increase in the amount of interest paid.  The Company may pay down the loans at any time without penalty.  However, a 100 basis point increase in interest rates would result in an annual increase of approximately $52,000 in additional interest expense recognized in the financial statements.

The Company is exposed to credit risk on certain assets, primarily accounts receivable. The Company provides credit to customers in the ordinary course of business and performs ongoing credit evaluations. Concentrations of credit risk with respect to trade receivables are somewhat limited due to the large number of customers comprising the Company’s customer base.

Liquidity & Capital Resources

As of March 31, 2004, cash decreased $79,000 from year-end 2003.  On a daily basis, the Company utilizes a sweep account to reduce its cash balance to minimize its outstanding balance on its revolving line of credit and its interest expense.  This value will fluctuate based on the timing of checks clearing the Company’s accounts.  Accounts receivable increased $1,410,000 or 30.1 percent to $6,100,000 from $4,690,000.  This increase is attributable to higher sales recorded in the last month of the 2004-quarter.  Inventory increased $329,000 or 3.7 percent to $9,233,000 from $8,904,000 at year-end 2003. This increase is attributable to the Company maintaining higher inventory on hand for the Company’s largest gaming customer and additional raw materials for upcoming production.  Other current assets increased $47,000 or 4.5 percent to $1,088,000 from $1,041,000 at year-end.  Fixed assets, net, decreased $131,000 or 6.4 percent to $1,919,000 from $2,050,000 at year-end.  The Company’s investment in joint venture increased $7,000 or 0.9 percent to $805,000 from $798,000 at year-end as the Company recognized earnings from its investment. Current liabilities increased $1,662,000 or 34.2 percent to $6,528,000 from $4,866,000 at year-end, as the Company had higher accounts payable to its vendors to support upcoming production orders.  Long-term liabilities decreased $740,000 or 12.4 percent to $5,228,000 compared to $5,968,000 at year-end.  This decrease is attributable to lower borrowings under the Company’s line of credit.  Under its current credit facility, the Company is required to maintain certain financial covenants. While the Company is currently meeting its financial covenants for 2004 its liquidity could be adversely affected if it is unable to do so. Overall, the Company believes that its future financial requirements can be met with funds generated from operating activities and from its credit facility during the foreseeable future.

New Accounting Pronouncements

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation–Transition and Disclosure” this Statement, which is effective for the years ending after December 15, 2003 which amends Statement No. 123 “Accounting for Stock-Based Compensation” and provides alternative methods of transition for voluntary change to the fair value-based method of accounting for stock based employee compensation. In addition, Statement No. 148 amends the disclosure requirements of Statement No. 123 regardless of the accounting method used to account for stock based compensation. The Company has chosen to continue to account for stock based compensation of employees using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees” and related interpretations. The Company has adopted the enhanced disclosure provisions as defined in SFAS No. 148.

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

Item 3. Quantitative & Qualitative Disclosures About Market Risk

There have been no material changes to the Company’s market risk during the three months ended March 31, 2004. For additional information on market risk, refer to the “Quantitative and Qualitative Disclosures About Market Risk” section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

Item 4. Controls & Procedures

The Company has established a Disclosure Committee, which is made up of the Company’s Chief Executive Officer, Chief Financial Officer and other members of management. The Disclosure Committee conducts an evaluation of the effectiveness of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) as of the end of the period covered by this report.  While the Company has limited resources and cost constraints, based on the evaluation required by Rule 13a-15(b), the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this quarterly report has been made known to them.  As of March 31, 2004, there have been no known significant changes in internal controls or in other factors that could significantly affect these controls.

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

(b).  Reports on Form 8-K:

On February 6, 2004, Wells-Gardner Electronics Corporation issued a press release announcing its financial results for the fourth quarter and fiscal year 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WELLS-GARDNER ELECTRONICS CORPORATION

Date: May 4, 2004	By:	/s/ GEORGE B. TOMA
George B. Toma CPA, CMA
Vice President of Finance,
Chief Financial Officer & Corporate Secretary