Form 10-Q
period 2004-06-30
WELLS GARDNER ELECTRONICS CORP
filed 2004-08-06
CIK 105608

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended June 30, 2004

or

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

YES ☐               NO ☒

As of August 6, 2004, approximately 6,927,563 shares of the Common Stock, $1.00 par value of the registrant were outstanding.

WELLS-GARDNER ELECTRONICS CORPORATION

FORM 10-Q TABLE OF CONTENTS

For The Quarter Ended June 30, 2004

PART I – FINANCIAL INFORMATION

Item 1.
Financial Statements:

Condensed Consolidated Balance Sheets
June 30, 2004 (unaudited) & December 31, 2003 (audited)

Condensed Consolidated Statements of Earnings (unaudited)
Three Months Ended June 30, 2004 & 2003
Six Months Ended June 30, 2004 & 2003

Condensed Consolidated Statements of Cash Flows (unaudited)
Six Months Ended June 30, 2004 & 2003

Notes to the Unaudited Condensed Consolidated Financial Statements

Item 2.
Management’s Discussion & Analysis of Financial Condition & Results of Operations

Item 3.
Quantitative & Qualitative Disclosures About Market Risk

Item 4.
Controls & Procedures

PART II - OTHER INFORMATION

Item 4.
Submission of Matters to a Vote of Security Holders

Item 6.
Exhibits & Reports on Form 8-K

SIGNATURES

Item 1. Financial Statements

WELLS-GARDNER ELECTRONICS CORPORATION

Condensed Consolidated Balance Sheets

		June 30, 2004		December 31, 2003
		(unaudited)		(audited)
Assets:
Current assets:
Cash		$476,000		$283,000
Accounts receivable, net		5,733,000		4,690,000
Inventory:
Raw materials	6,485,000		4,637,000
Work in progress	783,000		516,000
Finished goods	4,172,000	11,440,000	3,751,000	8,904,000
Other current assets		868,000		1,041,000
Total current assets		18,517,000		14,918,000

Fixed assets, net		1,821,000		2,050,000

Other assets:
Investment in joint venture		928,000		798,000
Goodwill		1,329,000		1,329,000
Total other assets		2,257,000		2,127,000
Total assets		$22,595,000		$19,095,000

Liabilities:
Current liabilities:
Accounts payable		$6,178,000		$4,237,000
Accrued expenses		820,000		629,000
Total current liabilities		6,998,000		4,866,000

Long-term liabilities:
Notes payable		5,988,000		5,968,000
Total liabilities		12,986,000		10,834,000

Shareholders’ Equity:
Common stock: authorized 25,000,000 shares, $1.00 par value; shares issued and outstanding: 6,916,284 shares as of June 30, 2004 & 6,220,898 shares as of December 31, 2003		6,916,000		6,221,000
Additional paid-in capital		5,759,000		4,531,000
Accumulated deficit		(2,936,000)		(2,334,000)
Unearned compensation		(130,000)		(157,000)
Total shareholders’ equity		9,609,000		8,261,000
Total liabilities & shareholders’ equity		$22,595,000		$19,095,000

See accompanying notes to the unaudited condensed consolidated financial statements.

WELLS-GARDNER ELECTRONICS CORPORATION

Condensed Consolidated Statements of Earnings (unaudited)

	Three Months Ended June 30,
	2004	2003
Net sales	$12,885,000	$11,810,000
Cost of sales	10,561,000	9,512,000
Engineering, selling & administrative expenses	2,077,000	2,177,000
Operating earnings	247,000	121,000
Other (income) expenses, net	(37,000)	75,000
Tax expense	6,000	11,000
Net earnings	$278,000	$35,000

Earnings per share:
Basic earnings per share	$0.04	$0.01
Diluted earnings per share	$0.04	$0.01

Basic average common shares outstanding *	6,845,835	6,265,557
Diluted average common shares outstanding *	6,974,046	6,280,107

See accompanying notes to the unaudited condensed consolidated financial statements.

*      Shares outstanding have been adjusted to reflect the 5% stock dividend declared on February 10, 2004 and paid to all shareholders of record as of March 19, 2004.

WELLS-GARDNER ELECTRONICS CORPORATION

Condensed Consolidated Statements of Earnings (unaudited)

	Six Months Ended June 30,
	2004	2003
Net sales	$25,630,000	$23,667,000
Cost of sales	20,886,000	19,136,000
Engineering, selling & administrative expenses	4,164,000	4,259,000
Operating earnings	580,000	272,000
Other expenses, net	24,000	109,000
Tax expense	18,000	3,000
Net earnings	$538,000	$160,000

Earnings per share:
Basic earnings per share	$0.08	$0.03
Diluted earnings per share	$0.08	$0.03

Basic average common shares outstanding *	6,728,927	6,237,255
Diluted average common shares outstanding *	6,846,452	6,238,394

See accompanying notes to the unaudited condensed consolidated financial statements.

*      Shares outstanding have been adjusted to reflect the 5% stock dividend declared on February 10, 2004 and paid to all shareholders of record as of March 19, 2004.

WELLS-GARDNER ELECTRONICS CORPORATION

Condensed Consolidated Statements of Cash Flows (unaudited)

	Six Months Ended June 30,
	2004	2003
Cash flows from operating activities:
Net earnings	$538,000	$160,000
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation & amortization	261,000	258,000
Amortization of unearned compensation	26,000	23,000
Share of earnings in joint venture	(130,000)	(126,000)
Changes in current assets & liabilities:
Accounts receivable, net	(1,043,000)	1,092,000
Inventory	(2,536,000)	(721,000)
Other current assets	173,000	69,000
Accounts payable	1,941,000	1,284,000
Accrued expenses	191,000	(379,000)
Net cash provided by (used in) operating activities	(579,000)	1,660,000

Cash flows from investing activities:
Additions to fixed assets, net	(32,000)	(111,000)
Net cash used in investing activities	(32,000)	(111,000)

Cash flows from financing activities:
Borrowings (repayments) - notes payable	20,000	(1,810,000)
Proceeds from stock options exercised & employee stock purchase plan	784,000	28,000
Net cash provided by (used in) financing activities	804,000	(1,782,000)

Net (decrease) increase in cash	193,000	(233,000)
Cash at beginning of period	283,000	782,000
Cash at end of period	$476,000	$549,000

Supplemental cash flow disclosure:
Interest paid	$155,000	$186,000
Taxes paid	$18,000	$3,000

See accompanying notes to the unaudited condensed consolidated financial statements.

WELLS-GARDNER ELECTRONICS CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements

1. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, which are necessary for a fair presentation of the financial position and results of operations for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted.  These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes included in the Company’s 2003 Annual Report to Shareholders. The results of operations for the three months and six months ended June 30, 2004 are not necessarily indicative of the operating results for the full year.

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

5. On June 30, 2003, the Company entered into a new three-year credit agreement with LaSalle Bank.  The agreement is a $12 million revolving credit facility, which bears interest at either prime plus 50 basis points or at LIBOR plus 300 basis points, determined at the Company’s election.  The assets of the Company secure the LaSalle facility and the facility includes all reasonable and customary covenants and terms typically included in such facility.  The Company was in compliance with all covenants at June 30, 2004.

6. As of June 30, 2004, the Company maintains an Incentive Stock Option Plan.  The Company accounts for this plan under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations.  No stock-based compensation costs are reflected in net earnings, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.  The following table illustrates the effect on net earnings and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net earnings:
As Reported	$278,000	$35,000	$538,000	$160,000
Total stock-based employee compensation expense (recorded at fair value)	$(6,000)	$(45,000)	$(12,000)	$(90,000)
Pro Forma	$272,000	$(10,000)	$526,000	$70,000

Net earnings per common and common equivalent share:
Basic - As Reported	$0.04	$0.01	$0.08	$0.03
Diluted - As Reported	$0.04	$0.01	$0.08	$0.03
Basic - Pro Forma	$0.04	$0.00	$0.08	$0.01
Diluted - Pro Forma	$0.04	$0.00	$0.08	$0.01

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net Sales:
Gaming	$9,774,000	$10,186,000	$18,891,000	$19,550,000
Amusement	$2,666,000	$1,434,000	$5,764,000	$3,719,000
Other	$445,000	$190,000	$975,000	$398,000
Total Net Sales	$12,885,000	$11,810,000	$25,630,000	$23,667,000

Operating Earnings:
Gaming	$668,000	$753,000	$1,339,000	$1,387,000
Amusement	$295,000	$125,000	$650,000	$355,000
Other	$82,000	$53,000	$205,000	$87,000
Unallocated Administration Costs	$(798,000)	$(810,000)	$(1,614,000)	$(1,557,000)
Total Operating Earnings	$247,000	$121,000	$580,000	$272,000

Item 2. Management’s Discussion & Analysis of Financial Condition & Results of Operations

Three Months Ended June 30, 2004 & 2003

For the second quarter ended June 30, 2004, net sales increased 9.1 percent to $12,885,000 from $11,810,000 in the prior year’s period.  The sales increase was attributable to additional gaming and amusement display sales.  Overall, gaming continues to drive sales, as it accounted for 75.9 percent of total sales revenues in the 2004 second quarter.  Gross operating margin as a percentage of sales was 18.0 percent, or $2,324,000, compared to 19.5 percent, or $2,298,000, for the same period last year.  Product sales mix accounted for the margin decrease.  Selling, and administrative expenditures decreased $100,000 or 4.6 percent to $2,077,000 from $2,177,000 in the second quarter of 2003.  Other income, net, was $37,000 compared to other expense, net of $75,000 in the second quarter of 2003 as the Company recorded higher earnings from its joint venture in the 2004 quarter.  Tax expense was $6,000 compared to $11,000 for the second quarter of 2003.  This expense was attributed to minimum taxes due in certain states.  Overall, the Company has a net operating loss carryforward of $8,883,000 to offset future Federal taxable income.  For the second quarter of 2004, the Company reported net earnings of $278,000, or $0.04 per basic and diluted share, compared to net earnings of $35,000, or $0.01 per basic and diluted share, for the comparable 2003 quarter.

Six Months Ended June 30, 2004 & 2003

For the six months ended June 30, 2004, net sales increased 8.3 percent to $25,630,000 from $23,667,000 in the prior year’s period.  The sales increase was attributable to additional gaming and amusement display sales as the Company has secured a new amusement customer and has made increased display sales to its gaming customers.  Overall, gaming continues to drive sales, as it accounted for 73.7 percent of total sales revenues in the 2004 period.  Gross operating margin as a percentage of sales was 18.5 percent, or $4,744,000, compared to 19.1 percent, or $4,531,000, for the same period last year.  Product sales mix accounted for the slight decrease in margin.  Engineering, selling, and administrative expenditures decreased $95,000 or 2.2 percent to $4,164,000 from $4,259,000 in the 2003 period.  Other expense, net, decreased $85,000 or 78.0 percent to $24,000 from $109,000 in the 2003 period as the Company recorded higher earnings from its joint venture in the 2004 period.  Tax expense was $18,000 compared to $3,000 for the 2003 period.  This expense was attributed to minimum taxes due in certain states.  Overall, the Company has a net operating loss carryforward of $8,883,000 to offset future Federal taxable income.  For the six months of 2004, the Company reported net earnings of $538,000, or $0.08 per basic and diluted share, compared to net earnings of $160,000, or $0.03 per basic and diluted share, for the comparable 2003 period.

Market & Credit Risks

The Company is subject to certain market risks, mainly interest rate risk.  In 2003, the Company entered into a three-year, $12 million, secured credit facility with LaSalle Bank NA, which matures on June 30, 2006.  At June 30, 2004, the Company had total outstanding bank debt of $6.0 million at an interest rate of 4.50 percent.  The Company believes that its exposure to interest rate fluctuations will be limited due to the Company’s practice of using any excess cash flow to reduce outstanding debt.  All of the Company’s debt is subject to variable interest rates. An adverse change in interest rates during the time that this debt is outstanding would cause an increase in the amount of interest paid.  The Company may pay down the loans at any time without penalty.  However, a 100 basis point increase in interest rates would result in an annual increase of approximately $60,000 in additional interest expense recognized in the financial statements.

The Company is exposed to credit risk on certain assets, primarily accounts receivable. The Company provides credit to customers in the ordinary course of business and performs ongoing credit evaluations.

Liquidity & Capital Resources

As of June 30, 2004, cash increased $193,000 from year-end 2003.  On a daily basis, the Company utilizes a sweep account to reduce its cash balance and minimize the outstanding balance on its revolving line of credit and interest expense.  This value will fluctuate based on the timing of checks clearing the Company’s accounts.  Accounts receivable increased $1,043,000 or 22.2 percent to $5,733,000 from $4,690,000.  This increase is attributable to higher sales recorded in the last month of the 2004 quarter.  Inventory increased $2,536,000 or 28.5 percent to $11,440,000 from $8,904,000 at year-end 2003. This increase is attributable to the Company maintaining higher finished goods inventory on hand for the Company’s largest gaming customer and additional raw materials procured for upcoming production.  The Company is faced with long lead times on some core inventory, which caused the raw materials increase.  Other current assets decreased $173,000 or 16.6 percent to $868,000 from $1,041,000 at year-end.  Fixed assets, net, decreased $229,000 or 11.1 percent to $1,821,000 from $2,050,000 at year-end.  The Company’s investment in joint venture increased $130,000 or 16.3 percent to $928,000 from $798,000 at year-end as the Company recognized earnings from its investment. Current liabilities increased $2,132,000 or 43.8 percent to $6,998,000 from $4,866,000 at year-end, as the Company had higher accounts payable to its vendors to support upcoming production orders.  Under its current credit facility, the Company is required to maintain certain financial covenants. While the Company is currently meeting its financial covenants for 2004 its liquidity could be adversely affected if it is unable to do so. Overall, the Company believes that its future financial requirements can be met with funds generated from operating activities and from its credit facility during the foreseeable future.

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

Item 3. Quantitative & Qualitative Disclosures About Market Risk

There have been no material changes to the Company’s market risk during the three months or six months ended June 30, 2004. For additional information on market risk, refer to the “Quantitative and Qualitative Disclosures About Market Risk” section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

Item 4. Controls & Procedures

The Company has established a Disclosure Committee, which is made up of the Company’s Chief Executive Officer, Chief Financial Officer and other members of management. The Disclosure Committee conducts an evaluation of the effectiveness of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) as of the end of the period covered by this report.  While the Company has limited resources and cost constraints, based on the evaluation required by Rule 13a-15(b), the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this quarterly report has been made known to them.  As of June 30, 2004, there have been no known significant changes in internal controls or in other factors that could significantly affect these controls.

PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

A.                                   The annual meeting of stockholders of Wells-Gardner Electronics Corporation was held on April 29, 2004.

B.            Set forth below is the tabulation of the votes on each nominee for election as a director:

	For	Withhold Authority	Broker Non-votes
Marshall L. Burman	5,557,711	110,516	0
Jerry Kalov	5,560,898	107,329	0
Frank R. Martin	5,560,499	107,728	0
Anthony Spier	5,557,540	110,687	0

C.                                     Set forth below is the tabulation of the vote to approve the appointment of Blackman Kallick Bartelstein, LLP, as independent public accountants of the Company for the current fiscal year:

For	Against	Abstain
5,617,055	31,303	19,869

Item 6. Exhibits & Reports on Form 8-K

(a).	Exhibits:
	Exhibit 31.1 -	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
	Exhibit 31.2 -	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
	Exhibit 32.1 -	Statement of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b).	Reports on Form 8-K:
On April 22, 2004, Wells-Gardner Electronics Corporation issued a press release announcing its financial results for the first quarter 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WELLS-GARDNER ELECTRONICS CORPORATION

Date: August 6, 2004	By:	/s/ GEORGE B. TOMA
George B. Toma CPA, CMA
Vice President of Finance,
Chief Financial Officer & Corporate Secretary