Form 10-Q
period 2004-09-30
WELLS GARDNER ELECTRONICS CORP
filed 2004-11-05
CIK 105608

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended September 30, 2004

or

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

YES     ☐           NO     ☒

As of November 5, 2004, approximately 8,149,085 shares of the Common Stock, $1.00 par value of the registrant were outstanding.

WELLS-GARDNER ELECTRONICS CORPORATION

FORM 10-Q TABLE OF CONTENTS

For The Quarter Ended September 30, 2004

Item 1. Financial Statements

WELLS-GARDNER ELECTRONICS CORPORATION

Condensed Consolidated Balance Sheets

		September 30, 2004		December 31, 2003
		(unaudited)		(audited)
Assets:
Current assets:
Cash		$352,000		$283,000
Accounts receivable, net		6,633,000		4,690,000
Inventory:
Raw materials	7,719,000		4,637,000
Work in progress	488,000		516,000
Finished goods	5,624,000	13,831,000	3,751,000	8,904,000
Other current assets		984,000		1,041,000
Total current assets		21,800,000		14,918,000

Fixed assets, net		1,786,000		2,050,000

Other assets:
Investment in joint venture		998,000		798,000
Goodwill		1,329,000		1,329,000
Total other assets		2,327,000		2,127,000
Total assets		$25,913,000		$19,095,000

Liabilities:
Current liabilities:
Accounts payable		$6,014,000		$4,237,000
Accrued expenses		838,000		629,000
Total current liabilities		6,852,000		4,866,000

Long-term liabilities:
Notes payable		4,014,000		5,968,000
Total liabilities		10,866,000		10,834,000

Shareholders' Equity:
Common stock: authorized 25,000,000 shares, $1.00 par value; shares issued and outstanding: 8,149,022 shares as of September 30, 2004 & 6,220,898 shares as of December 31, 2003		8,149,000		6,221,000
Additional paid-in capital		9,737,000		4,531,000
Accumulated deficit		(2,723,000)		(2,334,000)
Unearned compensation		(116,000)		(157,000)
Total shareholders' equity		15,047,000		8,261,000
Total liabilities & shareholders' equity		$25,913,000		$19,095,000

See accompanying notes to the unaudited condensed consolidated financial statements.

WELLS-GARDNER ELECTRONICS CORPORATION

Condensed Consolidated Statements of Earnings (unaudited)

	Three Months Ended September 30,
	2004	2003
Net sales	$12,529,000	$11,744,000
Cost of sales	10,311,000	9,712,000
Engineering, selling & administrative expenses	1,971,000	2,073,000
Operating earnings (loss)	247,000	(41,000)
Other expenses, net	18,000	3,000
Tax expense	16,000	11,000
Net earnings (loss)	$213,000	$(55,000)

Earnings (loss) per share:
Basic earnings (loss) per share	$0.03	$(0.01)
Diluted earnings (loss) per share	$0.03	$(0.01)

Basic average common shares outstanding *	7,032,463	6,335,703
Diluted average common shares outstanding *	7,236,394	6,421,608

See accompanying notes to the unaudited condensed consolidated financial statements.

*            Shares outstanding have been adjusted to reflect the 5% stock dividend declared on February 10, 2004 and paid to all shareholders of record as of March 19, 2004.

WELLS-GARDNER ELECTRONICS CORPORATION

Condensed Consolidated Statements of Earnings (unaudited)

	Nine Months Ended September 30,
	2004	2003
Net sales	$38,159,000	$35,411,000
Cost of sales	31,197,000	28,848,000
Engineering, selling & administrative expenses	6,135,000	6,332,000
Operating earnings	827,000	231,000
Other expenses, net	42,000	112,000
Tax expense	34,000	14,000
Net earnings	$751,000	$105,000

Earnings per share:
Basic earnings per share	$0.11	$0.02
Diluted earnings per share	$0.11	$0.02

Basic average common shares outstanding *	6,830,844	6,270,431
Diluted average common shares outstanding *	7,005,533	6,285,241

See accompanying notes to the unaudited condensed consolidated financial statements.

*            Shares outstanding have been adjusted to reflect the 5% stock dividend declared on February 10, 2004 and paid to all shareholders of record as of March 19, 2004.

WELLS-GARDNER ELECTRONICS CORPORATION

Condensed Consolidated Statements of Cash Flows (unaudited)

	Nine Months Ended September 30,
	2004	2003
Cash flows from operating activities:
Net earnings	$751,000	$105,000
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation & amortization	395,000	391,000
Amortization of unearned compensation	41,000	24,000
Share of earnings in joint venture	(200,000)	(216,000)
Changes in current assets & liabilities:
Accounts receivable, net	(1,943,000)	2,950,000
Inventory	(4,927,000)	(887,000)
Other current assets	57,000	159,000
Accounts payable	1,777,000	2,553,000
Accrued expenses	209,000	(394,000)
Net cash provided by (used in) operating activities	(3,840,000)	4,685,000

Cash flows from investing activities:
Additions to fixed assets, net	(131,000)	(115,000)
Net cash used in investing activities	(131,000)	(115,000)

Cash flows from financing activities:
Borrowings (repayments) - notes payable	(1,954,000)	(5,249,000)
Proceeds from stock issued, options exercised & employee stock purchase plan	5,994,000	673,000
Net cash provided by (used in) financing activities	4,040,000	(4,576,000)

Net increase (decrease) in cash	69,000	(6,000)
Cash at beginning of period	283,000	782,000
Cash at end of period	$352,000	$776,000

Supplemental cash flow disclosure:
Interest paid	$240,000	$269,000
Taxes paid	$34,000	$14,000

See accompanying notes to the unaudited condensed consolidated financial statements.

WELLS-GARDNER ELECTRONICS CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements

1. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, which are necessary for a fair presentation of the financial position and results of operations for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted.  These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes included in the Company’s 2003 Annual Report to Shareholders. The results of operations for the three months and nine months ended September 30, 2004 are not necessarily indicative of the operating results for the full year.

2. On September 23, 2004, the Company completed a $5.5 million private equity placement pursuant to separate agreements for the issuance of 1,216,816 shares of its common stock, $1.00 par value, to certain institutional investors at a price of $4.52 per share, and issued warrants to those investors which will allow them to purchase up to an additional 486,726 shares of common stock at $6.24 per share.  As a result of the private equity placement, the Company raised approximately $5.5 million through the sale of the common stock.  The Company used the proceeds to pay down its bank debt.

3. On February 10, 2004, the Company declared a five percent (5%) stock dividend payable to all common stock shareholders of record on March 19, 2004.  The dividend was paid on or about March 26, 2004.  Shares outstanding for all periods presented have been adjusted to reflect the five percent (5%) stock dividend.

4. Basic earnings per share is based on the weighted average number of shares outstanding whereas diluted earnings per share includes the dilutive effect of unexercised common stock equivalents. Potentially dilutive securities are excluded from diluted earnings per share calculations for periods with a net loss.  Both basic and diluted earnings per share reflect the stock dividend as referenced in Note 3.

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

6. On June 30, 2003, the Company entered into a new three-year credit agreement with LaSalle Bank.  The agreement is a $12 million revolving credit facility, which bears interest at either prime plus 50 basis points or at LIBOR plus 300 basis points, determined at the Company’s election.  The assets of the Company secure the LaSalle facility and the facility includes all reasonable and customary covenants and terms typically included in such facility.  The Company was in compliance with all covenants at September 30, 2004.

7. As of September 30, 2004, the Company maintains an Incentive Stock Option Plan.  The Company accounts for this plan under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations.  No stock-based compensation costs are reflected in net earnings, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.  The following table illustrates the effect on net earnings and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net earnings (loss):
As Reported	$213,000	$(55,000)	$751,000	$105,000
Total stock-based employee compensation expense (recorded at fair value)	$(5,000)	$(39,000)	($16,000)	$(117,000)
Pro Forma	$208,000	$(94,000)	$735,000	$(12,000)

Net earnings (loss) per common and common equivalent share:
Basic - As Reported	$0.03	$(0.01)	$0.11	$0.02
Diluted - As Reported	$0.03	$(0.01)	$0.11	$0.02
Basic - Pro Forma	$0.03	$(0.02)	$0.11	$0.00
Diluted - Pro Forma	$0.03	$(0.02)	$0.10	$0.00

8. SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” establishes standards for reporting information about operating segments.  Under this standard, the Company has three reportable operating segments: Gaming, Amusement and Other.  The table below presents information as to the Company’s revenues and operating earnings before unallocated administration costs.  The Company is unable to segment its assets as they are commingled among segments.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net Sales:
Gaming	$8,821,000	$8,431,000	$27,712,000	$27,981,000
Amusement	$3,266,000	$2,968,000	$9,030,000	$6,687,000
Other	$442,000	$345,000	$1,417,000	$743,000
Total Net Sales	$12,529,000	$11,744,000	$38,159,000	$35,411,000

Operating Earnings (Loss):
Gaming	$497,000	$(65,000)	$1,836,000	$1,322,000
Amusement	$457,000	$769,000	$1,107,000	$1,124,000
Other	$67,000	$23,000	$272,000	$111,000
Unallocated Administration Costs	$(774,000)	$(768,000)	$(2,388,000)	$(2,326,000)
Total Operating Earnings (Loss)	$247,000	$(41,000)	$827,000	$231,000

Item 2. Management’s Discussion & Analysis of Financial Condition & Results of Operations

Three Months Ended September 30, 2004 & 2003

For the third quarter ended September 30, 2004, net sales increased 6.7 percent to $12,529,000 from $11,744,000 in the prior year’s period. The sales increase was primarily attributable to additional gaming and amusement display sales. Overall, gaming continues to drive sales, as it accounted for 70.4 percent of total sales revenues in the 2004 third quarter.  Gross operating margin as a percentage of sales was 17.7 percent, or $2,218,000, compared to 17.3 percent, or $2,032,000, for the same period last year.  Product sales mix accounted for the margin increase.  Engineering, selling, and administrative expenditures decreased $102,000 or 4.9 percent to $1,971,000 from $2,073,000 in the third quarter of 2003 as the Company continues to minimize its operating expense.  Other expenses, net, was $18,000 compared to $3,000 in the third quarter of 2003 as the Company recorded higher interest expense in the 2004-quarter.  Tax expense was $16,000 compared to $11,000 for the third quarter of 2003 as the Company had minimum taxes due in certain states.  Overall, the Company has a net operating loss carryforward of $8,883,000 to offset future Federal taxable income.  For the third quarter of 2004, the Company reported net earnings of $213,000, or $0.03 per basic and diluted share, compared to a net loss of ($55,000), or ($0.01) per basic and diluted share, for the comparable 2003 quarter.

Nine Months Ended September 30, 2004 & 2003

For the nine months ended September 30, 2004, net sales increased 7.8 percent to $38,159,000 from $35,411,000 in the prior year’s period.  The sales increase was primarily attributable to additional gaming and amusement display sales as the Company has secured a new amusement customer and has made increased display sales to its gaming customers. Overall, gaming continues to drive sales, as it accounted for 72.6 percent of total sales revenues in the 2004 period.  Gross operating margin as a percentage of sales was 18.3 percent, or $6,962,000, compared to 18.5 percent, or $6,563,000, for the same period last year.  Product sales mix accounted for the slight decrease in margin.  Engineering, selling, and administrative expenditures decreased $197,000 or 3.1 percent to $6,135,000 from $6,332,000 in the 2003 period as the Company continues to minimize its operating expense.  Other expense, net, decreased $70,000 or 62.5 percent to $42,000 from $112,000 in the 2003 period as the Company recorded higher earnings from its joint venture in the 2004 period.  Tax expense was $34,000 compared to $14,000 for the 2003 period.  This expense was attributed to minimum taxes due in certain states.  Overall, the Company has a net operating loss carryforward of $8,883,000 to offset future Federal taxable income.  For the nine months of 2004, the Company reported net earnings of $751,000, or $0.11 per basic and diluted share, compared to net earnings of $105,000, or $0.02 per basic and diluted share, for the comparable 2003 period.

Market & Credit Risks

The Company is subject to certain market risks, mainly interest rate risk.  In 2003, the Company entered into a three-year, $12 million, secured credit facility with LaSalle Bank NA, which matures on June 30, 2006.  At September 30, 2004, the Company had total outstanding bank debt of $4.0 million at an interest rate of 5.25 percent.  The Company believes that its exposure to interest rate fluctuations will be limited due to the Company’s practice of using any excess cash flow to reduce outstanding debt.  All of the Company’s debt is subject to variable interest rates. An adverse change in interest rates during the time that this debt is outstanding would cause an increase in the amount of interest paid.  The Company may pay down the loans at any time without penalty.  However, a 100 basis point increase in interest rates would result in an annual increase of approximately $40,000 in additional interest expense recognized in the financial statements.

The Company is exposed to credit risk on certain assets, primarily accounts receivable. The Company provides credit to customers in the ordinary course of business and performs ongoing credit evaluations.

Liquidity & Capital Resources

As of September 30, 2004, cash increased $69,000 from year-end 2003.  On a daily basis, the Company utilizes a sweep account to reduce its cash balance and minimize the outstanding balance on its revolving line of credit and interest expense.  This value will fluctuate based on the timing of checks clearing the Company’s accounts.  Accounts receivable increased $1,943,000 or 41.4 percent to $6,633,000 from $4,690,000.  This increase is attributable to higher sales recorded in the last month of the 2004 third quarter.  Inventory increased $4,927,000 or 55.3 percent to $13,831,000 from $8,904,000 at year-end 2003. This increase is attributable to the Company maintaining higher finished goods inventory on hand for the Company’s largest gaming customer and approximately $2,500,000 of new liquid crystal display (LCD) raw materials for upcoming production.  The Company is faced with long lead times on some core inventory, which caused the inventory increase as well as the procurement of new, higher cost, LCD inventory.  The Company anticipates it will continue to carry a higher level of inventory as the Company’s LCD business continues to grow.   Other current assets decreased $57,000 or 5.5 percent to $984,000 from $1,041,000 at year-end.  Fixed assets, net, decreased $264,000 or 12.9 percent to $1,786,000 from $2,050,000 at year-end.  The Company’s investment in joint venture increased $200,000 or 25.1 percent to $998,000 from $798,000 at year-end as the Company recognized earnings from its investment. Current liabilities increased $1,986,000 or 40.8 percent to $6,852,000 from $4,866,000 at year-end, as the Company had higher accounts payable to its vendors to support upcoming production orders.  Long-term liabilities decreased $1,954,000 or 32.7 percent to $4,014,000 from $5,968,000 at year-end as the Company used the proceeds from its private placement to pay down its bank debt.  Under its current credit facility, the Company is required to maintain certain financial covenants. While the Company is currently meeting its financial covenants for 2004 its liquidity could be adversely affected if it is unable to do so. Overall, the Company believes that its future financial requirements can be met with funds generated from operating activities and from its credit facility during the foreseeable future.

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

Item 3. Quantitative & Qualitative Disclosures About Market Risk

There have been no material changes to the Company’s market risk during the three months or nine months ended September 30, 2004. For additional information on market risk, refer to the “Quantitative and Qualitative Disclosures About Market Risk” section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

Item 4. Controls & Procedures

The Company has established a Disclosure Committee, which is made up of the Company’s Chief Executive Officer, Chief Financial Officer and other members of management. The Disclosure Committee conducts an evaluation of the effectiveness of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) as of the end of the period covered by this report.  While the Company has limited resources and cost constraints, based on the evaluation required by Rule 13a-15(b), the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this quarterly report has been made known to them.  As of September 30, 2004, there have been no known significant changes in internal controls or in other factors that could significantly affect these controls.

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

WELLS-GARDNER ELECTRONICS CORPORATION

Date: November 5, 2004	By:	/s/ GEORGE B. TOMA
George B. Toma CPA, CMA
Vice President of Finance,
Chief Financial Officer & Corporate Secretary