Form 10-Q
period 2005-03-31
WELLS GARDNER ELECTRONICS CORP
filed 2005-05-11
CIK 105608

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended March 31, 2005

or

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

YES ☒	NO

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).

YES	NO ☒

As of May 5, 2005, approximately 8,641,656 shares of the Common Stock, $1.00 par value of the registrant were outstanding.

WELLS-GARDNER ELECTRONICS CORPORATION

FORM 10-Q TABLE OF CONTENTS

For The Quarter Ended March 31, 2005

PART I – FINANCIAL INFORMATION

Item 1.
Financial Statements:

Condensed Consolidated Balance Sheets
- March 31, 2005 (unaudited) & December 31, 2004 (audited)

Condensed Consolidated Statements of Earnings (Loss) (unaudited)
- Three Months Ended March 31, 2005 & 2004

Condensed Consolidated Statements of Cash Flows (unaudited)
- Three Months Ended March 31, 2005 & 2004

Notes to the Unaudited Condensed Consolidated Financial Statements

Item 2.
Management’s Discussion & Analysis of Financial Condition & Results of Operations

Item 3.
Quantitative & Qualitative Disclosures About Market Risk

Item 4.
Controls & Procedures

PART II - OTHER INFORMATION
Item 6.
Exhibits & Reports on Form 8-K

SIGNATURES

Item 1. Financial Statements

WELLS-GARDNER ELECTRONICS CORPORATION
Condensed Consolidated Balance Sheets

		March 31,		December 31,
		2005		2004
		(unaudited)		(audited)
Assets:
Current assets:
Cash		$675,000		$534,000
Accounts receivable, net		6,480,000		5,757,000
Accounts receivable, affiliates		5,319,000		3,635,000
Inventory:
Raw materials	4,956,000		6,297,000
Work in progress	380,000		908,000
Finished goods	10,295,000	15,631,000	6,351,000	13,556,000
Other current assets		781,000		793,000
Total current assets		28,886,000		24,275,000

Property, plant & equipment, net		1,658,000		1,736,000

Other assets:
Investment in joint venture		1,217,000		1,138,000
Goodwill		1,329,000		1,329,000
Total other assets		2,546,000		2,467,000
Total assets		$33,090,000		$28,478,000

Liabilities:
Current liabilities:
Accounts payable		$4,665,000		$4,333,000
Accounts payable, affiliates		8,044,000		5,023,000
Accrued expenses		929,000		675,000
Total current liabilities		13,638,000		10,031,000

Long-term liabilities:
Notes payable		4,910,000		3,168,000
Total liabilities		18,548,000		13,199,000

Shareholders’ Equity:
Common stock: authorized 25,000,000 shares, $1.00 par value; shares issued and outstanding: 8,637,147 shares as of March 31, 2005 & 8,153,077 shares as of December 31, 2004		8,637,000		8,153,000
Additional paid-in capital		11,588,000		9,618,000
Accumulated deficit		(5,343,000)		(2,405,000)
Unearned compensation		(340,000)		(87,000)
Total shareholders’ equity		14,542,000		15,279,000
Total liabilities & shareholders’ equity		$33,090,000		$28,478,000

See accompanying notes to the unaudited condensed consolidated financial statements.

WELLS-GARDNER ELECTRONICS CORPORATION
Condensed Consolidated Statements of Earnings(Loss) (unaudited)

	Three Months Ended March 31,
	2005	2004
Net sales	$13,173,000	$12,745,000
Cost of sales	11,472,000	10,325,000
Engineering, selling & administrative expenses	2,499,000	2,087,000
Operating earnings(loss)	(798,000)	333,000
Other (income) expenses, net	(8,000)	61,000
Tax expense	25,000	12,000
Net earnings(loss)	$(815,000)	$260,000

Earnings(loss) per share:
Basic earnings(loss) per share	$(0.09)	$0.04
Diluted earnings(loss) per share	$(0.09)	$0.04

Basic average common shares outstanding *	8,606,632	6,945,154
Diluted average common shares outstanding *	8,802,264	7,108,186

See accompanying notes to the unaudited condensed consolidated financial statements.

*  Shares outstanding have been adjusted to reflect the 5% stock dividend declared on February 8, 2005 and paid to all shareholders of record as of March 18, 2005.

WELLS-GARDNER ELECTRONICS CORPORATION

Condensed Consolidated Statements of Cash Flows (unaudited)

	Three Months Ended March 31,
	2005	2004
Cash flows from operating activities:
Net earnings(loss)	$(815,000)	$260,000
Adjustments to reconcile net earnings(loss) to net cash provided by (used in) operating activities:
Depreciation	158,000	131,000
Amortization of unearned compensation	24,000	14,000
Share of earnings in joint venture	(78,000)	(7,000)
Changes in current assets & liabilities:
Accounts receivable, net	(2,407,000)	(1,410,000)
Inventory	(2,076,000)	(329,000)
Other current assets	12,000	(47,000)
Accounts payable	3,353,000	1,500,000
Accrued expenses	253,000	162,000
Net cash (used in)provided by operating activities	(1,576,000)	274,000

Cash flows from investing activities:
Additions to fixed assets, net	(81,000)	—
Net cash provided by(used in) investing activities	(81,000)	—

Cash flows from financing activities:
Borrowings (repayments) - note payable	1,742,000	(740,000)
Proceeds from stock options exercised & employee stock purchase plan	56,000	387,000
Net cash used in financing activities	1,798,000	(353,000)

Net increase(decrease) in cash	141,000	(79,000)
Cash at beginning of period	534,000	283,000
Cash at end of period	$675,000	$204,000

Supplemental cash flow disclosure:
Interest paid	$70,000	$67,000
Taxes paid	$25,000	$12,000

See accompanying notes to the unaudited condensed consolidated financial statements.

WELLS-GARDNER ELECTRONICS CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements

1. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, which are necessary for a fair presentation of the financial position and results of operations for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted.  These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes included in the Company’s 2004 Annual Report to Shareholders. The results of operations for the three months ended March 31, 2005 are not necessarily indicative of the operating results for the full year.

2. On February 8, 2005, the Company declared a five percent (5%) stock dividend payable to all common stock shareholders of record on March 18, 2005.  The dividend was paid on or about March 25, 2005.  For all periods presented, earnings(loss) per share have been retroactively restated to reflect the stock dividend.

3. Basic earnings per share is based on the weighted average number of shares outstanding whereas diluted earnings per share includes the dilutive effect of unexercised common stock equivalents. Potentially dilutive securities are excluded from diluted earnings per share calculations for periods with a net loss.  Both basic and diluted earnings per share reflect the stock dividend described in Note 2.

4. On June 30, 2003, the Company entered into a new three-year credit agreement with LaSalle Bank.  The agreement is a $12 million revolving credit facility, which bears interest at either prime plus 50 basis points or at LIBOR plus 300 basis points, determined at the Company’s election.  The LaSalle facility is secured by the assets of the Company.  The LaSalle facility includes all reasonable and customary covenants and terms typically included in such facility.  The Company is in compliance with all covenants at March 31, 2005.

5. As of March 31, 2005, the Company maintains an Incentive Stock Option Plan.  The Company accounts for this plan under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations.  No stock-based compensation costs are reflected in net earnings, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.  The following table illustrates the effect on net earnings and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation:

	Three Months Ended
	March 31,
	2005	2004
Net earnings (loss):
As Reported	$(815,000)	$260,000
Total stock-based employee compensation expense (recorded at fair value)	$(4,000)	$(9,000)
Pro Forma	$(819,000)	$251,000

Net earnings (loss) per common and common equivalent share:
Basic - As Reported	$(0.09)	$0.04
Diluted - As Reported	$(0.09)	$0.04
Basic - Pro Forma	$(0.09)	$0.04
Diluted - Pro Forma	$(0.09)	$0.04

6. SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” establishes standards for reporting information about operating segments.  Under this standard, the Company has three reportable operating segments: Gaming, Amusement and Other.  The table below presents information as to the Company’s revenues and operating earnings before unallocated administration costs.  The Company is unable to segment its assets as they are commingled among segments.

	Three Months Ended
	March 31,
	2005	2004
Net Sales:
Gaming	$9,859,000	$9,117,000
Amusement	$2,972,000	$3,098,000
Other	$342,000	$530,000
Total Net Sales	$13,173,000	$12,745,000

Operating Earnings:
Gaming	$189,000	$671,000
Amusement	$159,000	$355,000
Other	$13,000	$123,000
Unallocated Administration Costs	$(1,159,000)	$(816,000)
Total Operating Earnings (Loss)	$(798,000)	$333,000

Item 2. Management’s Discussion & Analysis of Financial Condition & Results of Operations

Three Months Ended March 31, 2005 & 2004

For the first quarter ended March 31, 2005, net sales increased 3.4% to $13,173,000 from $12,745,000 in the prior year’s period.  Gaming sales increased by 8.1% from $9,117,000 to $9,859,000, principally as a result a large LCD shipment to a major customer.  Amusement sales decreased 4.1% to $2,972,000 from $3,098,000.  Gross operating margin as a percentage of sales was 12.9%, or $1,701,000, compared to 19.0%, or $2,420,000, for the same period last year.  The decrease in gross operating margin is attributable to lower margins on initial sales of LCD products, increased pressure on margins in the Company’s markets, and, to a lesser extent, the write down of some inventory subject to technological obsolescence.  Engineering, selling, and administrative expenditures increased $412,000, or 19.7%, to $2,499,000 from $2,087,000 in the first quarter of 2004.  A significant contributor to this increase was the amounts payable with respect to a separation and consultation agreement with a former officer.  Other (income) expense, net, was ($8,000) in 2005 compared to $61,000 in the first quarter of 2004 as the Company recorded higher earnings from its joint venture in the first quarter of 2005 compared to 2004.  For the first quarter of 2005, the Company reported a net loss of $815,000 or $0.09 per basic and diluted share, compared to net earnings of $260,000, or $0.04 per basic and diluted share, for the comparable 2004 quarter.

Market & Credit Risks

The Company is subject to certain market risks, mainly interest rate risk.  In 2003, the Company entered into a three-year, $12 million, secured credit facility with LaSalle Bank NA, which matures on June 30, 2006.  At March 31, 2005, the Company had total outstanding bank debt of $4.9 million at an interest rate of 6.25%.  All of the Company’s debt is subject to variable interest rates. An adverse change in interest rates during the time that this debt is outstanding would cause an increase in the amount of interest paid.  A 100 basis point increase in interest rates would result in an annual increase of approximately $50,000 in additional interest expense recognized in the financial statements based on the March 31, 2005 outstanding loan balance.  The Company may pay down the loans at any time without penalty.

The Company is exposed to credit risk on certain assets, primarily accounts receivable. The Company provides credit to customers in the ordinary course of business and performs ongoing credit evaluations. Concentrations of credit risk with respect to trade receivables are somewhat limited due to the number of customers comprising the Company’s customer base.

Liquidity & Capital Resources

Cash used in operating activities during the three months ended March 31, 2005 was $1,576,000, and was financed principally by the Company’s credit facility.

As of March 31, 2005, cash increased $141,000 from year-end 2004.  On a daily basis, the Company utilizes a sweep account to reduce its cash balance to minimize its outstanding balance on its revolving line of credit and its interest expense.  The cash balance will fluctuate based on the timing of checks clearing the Company’s accounts.  Accounts receivable increased $723,000 or 30.1% to $6,480,000 from $5,757,000.  This increase is principally attributable to higher sales recorded in the first quarter of 2005.  Inventory increased $2,075,000 to $15,631,000 from

$13,556,000 at year-end 2004. This increase is principally attributable to the Company maintaining higher inventory on hand for the Company’s largest gaming customer and LCD inventory covered by customer purchase orders.  The Company expects that inventory levels will fluctuate depending on customer delivery requirements.

Long-term notes payable increased to $4,910,000 from $3,168,000 at year-end.  Under its current credit facility, the Company is required to maintain certain financial covenants. While the Company is currently meeting its financial covenants for 2005 its liquidity could be adversely affected if it is unable to do so. Overall, the Company believes that its future financial requirements can be met with funds generated from operating activities and from its credit facility during the foreseeable future.

New Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment.” SFAS No. 123(R) establishes accounting for transactions in which a company exchanges its equity instruments for goods or services.  In particular, this Statement will require companies to record compensation expense for all share-based payments, such as employee stock options, at fair market value.  The Statement is effective as of the first interim or annual reporting period that begins after June 15, 2005.  Adoption of this Statement is not expected to have a material impact on the Company’s consolidated financial position or results of operations.

Forward Looking Statements

Because the Company wants to provide shareholders and potential investors with more meaningful and useful information, this report may contain certain forward-looking statements (as such term is defined in the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended) that reflect the Company’s current expectations regarding the future results of operations, performance and achievements of the Company. Such forward-looking statements are subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. The Company has tried, wherever possible, to identify these forward-looking statements by using words such as “anticipate,” “believe,” “estimate,” “expect” and similar expressions. These statements reflect the Company’s current beliefs and are based on information currently available to it.  Accordingly, these statements are subject to certain risks, uncertainties and assumptions which could cause the Company’s future results, performance or achievements to differ materially from those expressed in, or implied by, any of these statements, which are more fully described in our Securities and Exchange Commission Form 10-K filing. The Company undertakes no obligation to release publicly the results of any revisions to any such forward-looking statements that may be made to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events.

Item 3. Quantitative & Qualitative Disclosures About Market Risk

There have been no material changes to the Company’s market risk during the three months ended March 31, 2005. For additional information on market risk, refer to the “Quantitative and Qualitative Disclosures About Market Risk” section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

Item 4. Controls & Procedures

The Company has established a Disclosure Committee, which is made up of the Company’s Chief Executive Officer, Chief Financial Officer and other members of management. The Disclosure Committee conducts an evaluation of the effectiveness of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) as of the end of the period covered by this report.  While the Company has limited resources and cost constraints, based on the evaluation required by Rule 13a-15(b), the Chief Executive Officer concluded that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this quarterly report has been made known to them.  As of March 31, 2005, there have been no known significant changes in internal controls or in other factors that could significantly affect these controls.

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
31.1 - Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1 - Statement Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WELLS-GARDNER ELECTRONICS CORPORATION

Date: May 9, 2005	By:	/s/ ANTHONY SPIER
Anthony Spier
Chairman, President &
Chief Executive Officer