Form 10-Q
period 2005-06-30
WELLS GARDNER ELECTRONICS CORP
filed 2005-08-12
CIK 105608

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended June 30, 2005
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the transition period from ___to ___
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

YES ☑	NO ☐
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).

YES ☐	NO ☑
     As of August 12, 2005, approximately 8,642,099 shares of the Common Stock, $1.00 par value of the registrant were outstanding.

WELLS-GARDNER ELECTRONICS CORPORATION
FORM 10-Q TABLE OF CONTENTS
For The Three Months and Six Months Ended June 30, 2005

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Statements of (Loss) Earnings (unaudited)
- Three Months Ended June 30, 2005 & 2004
- Six Months Ended June 30, 2005 & 2004

Condensed Consolidated Balance Sheets
- June 30, 2005 & 2004 (unaudited) & December 31, 2004 (audited)

Condensed Consolidated Statements of Cash Flows (unaudited)
- Three Months Ended June, 2005 & 2004
- Six Months Ended June 30, 2005 & 2004

Notes to the Unaudited Condensed Consolidated Financial Statements

Item 2. Management’s Discussion & Analysis of Financial Condition & Results of Operations

Item 3. Quantitative & Qualitative Disclosures About Market Risk

Item 4. Controls & Procedures

PART II — OTHER INFORMATION

Item 5. Submission of Matters to a Vote of Security Holders

Item 6. Exhibits & Reports on Form 8-K

SIGNATURES
Fourth Amendment to the Credit Agreement
Certification of CEO Pursuant to Section 302
Certification of CFO Pursuant to Section 302
Statement of CEO and CFO Pursuant to Section 906

Item 1. Financial Statements
WELLS-GARDNER ELECTRONICS CORPORATION
Condensed Consolidated Statements of (Loss) Earnings (unaudited)
Three Months and Six Months Ended June 30, 2005

	Three Months Ended June 30,
	2005	2004

Net sales	$19,358,000	$12,885,000
Cost of sales	17,349,000	10,561,000
Engineering, selling & administrative expenses	2,546,000	2,077,000

Operating earnings	(537,000)	247,000
Other (income) expenses, net	(28,000)	(37,000)
Tax expense	—	6,000

Net (loss) earnings	$(509,000)	$278,000

Earnings per share:
Basic earnings per share	$(0.06)	$0.04
Diluted earnings per share	$(0.06)	$0.04

Basic average common shares outstanding	8,640,012	6,845,835
Diluted average common shares outstanding	8,640,012	6,974,046

	Six Months Ended June 30,
	2005	2004

Net sales	$32,532,000	$25,630,000
Cost of sales	28,822,000	20,886,000
Engineering, selling & administrative expenses	5,046,000	4,164,000

Operating earnings	(1,336,000)	580,000
Other expenses, net	(36,000)	24,000
Tax expense	25,000	18,000

Net (loss) earnings	$(1,325,000)	$538,000

Earnings per share:
Basic earnings per share	$(0.15)	$0.08
Diluted earnings per share	$(0.15)	$0.08

Basic average common shares outstanding	8,623,414	6,728,927
Diluted average common shares outstanding	8,623,414	6,846,452
See accompanying notes to the unaudited condensed consolidated financial statements.

WELLS-GARDNER ELECTRONICS CORPORATION
Condensed Consolidated Balance Sheets

	June 30,	June 30,	December 31,
	2005	2004	2004
	(unaudited)	(unaudited)	(audited)

Assets:
Current assets:
Cash	$495,000	$476,000	$534,000
Accounts receivable, net	7,549,000	4,123,000	5,757,000
Accounts receivable, affiliates	5,300,000	1,610,000	3,635,000
Inventory:	14,045,000	11,440,000	13,556,000
Other current assets	774,000	868,000	793,000

Total current assets	$28,163,000	$18,517,000	$24,275,000

Property, plant & equipment, net	1,574,000	1,821,000	1,736,000

Other assets:
Investment in joint venture	1,340,000	928,000	1,138,000
Goodwill	1,329,000	1,329,000	1,329,000

Total other assets	2,669,000	2,257,000	2,467,000

Total assets	$32,406,000	$22,595,000	$28,478,000

Liabilities:
Current liabilities:
Accounts payable	$7,104,000	$2,116,000	$4,333,000
Accounts payable, affiliates	6,402,000	4,062,000	5,023,000
Accrued expenses	1,079,000	820,000	675,000

Total current liabilities	$14,585,000	$6,998,000	$10,031,000

Long-term liabilities:
Notes payable	3,746,000	5,988,000	3,168,000

Total liabilities	$18,331,000	$12,986,000	$13,199,000

Shareholders’ Equity:
Common stock: authorized 25,000,000 shares, $1.00 par value; shares issued and outstanding:
8,641,903 shares as of June 30, 2005 , 6,916,284 shares as of June 30, 2004 and 8,153,077 shares as of December 31, 2004	$8,642,000	$6,916,000	$8,153,000
Additional paid-in capital	11,601,000	5,759,000	9,618,000
Accumulated deficit	(5,852,000)	(2,936,000)	(2,405,000)
Unearned compensation	(316,000)	(130,000)	(87,000)

Total shareholders’ equity	14,075,000	9,609,000	15,279,000

Total liabilities & shareholders’ equity	$32,406,000	$22,595,000	$28,478,000

See accompanying notes to the unaudited condensed consolidated financial statements.

WELLS-GARDNER ELECTRONICS CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
Three Months and Six Months Ended June 30, 2005

	Three MonthsEnded		Six Months Ended
	June 30	June 30	June 30	June 30
	2005	2004	2005	2004

Cash flows from operating activities:
Net earnings (loss)	(509,000)	278,000	(1,325,000)	538,000
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	152,000	130,000	310,000	261,000
Amortization of unearned compensation	24,000	14,000	48,000	27,000
Share of (gain)/loss in joint venture	(123,000)	(124,000)	(201,000)	(131,000)
Changes in current assets & liabilities
Accounts receivable	(1,069,000)	(640,000)	(1,792,000)	(1,512,000)
Inventory	1,587,000	(2,207,000)	(489,000)	(2,536,000)
Prepaid expenses & other	7,000	220,000	19,000	173,000
Accounts payable	2,439,000	(518,000)	2,771,000	1,558,000
Due to / from affiliates	(1,623,000)	1,966,000	(286,000)	852,000
Accrued expenses	149,000	29,000	402,000	191,000

Net cash provided by (used in) operating activities	1,034,000	(852,000)	(543,000)	(579,000)

Cash provided by (used in) investing activities:
(Additions) disposals to plant & equipment, net	(68,000)	(32,000)	(148,000)	(32,000)

Net cash provided by (used in) investing activities	(68,000)	(32,000)	(148,000)	(32,000)

Cash provided by (used in) financing activities:
Borrowings (repayments) — note payable	(1,164,000)	760,000	578,000	20,000
Proceeds from options exercised & purchase plan	18,000	396,000	74,000	784,000

Net cash provided by (used in) financing activities	(1,146,000)	1,156,000	652,000	804,000

Net increase (decrease) in cash & cash equivalents	(180,000)	272,000	(39,000)	193,000
Cash & cash equivalents at beginning of period	675,000	204,000	534,000	283,000

Cash & cash equivalents at end of period	495,000	476,000	495,000	476,000

Supplemental cash flow disclosure:
Interest paid	95,000	87,000	165,000	155,000
Taxes paid	0	6,000	25,000	18,000

WELLS-GARDNER ELECTRONICS CORPORATION
Notes to the Unaudited Condensed Consolidated Financial Statements
1. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, which are necessary for a fair presentation of the financial position and results of operations for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes included in the Company’s 2004 Annual Report to Shareholders. The results of operations for the six months ended June 30, 2005 are not necessarily indicative of the operating results for the full year.
2. On February 8, 2005, the Company declared a five percent (5%) stock dividend payable to all common stock shareholders of record on March 18, 2005. The dividend was paid on March 25, 2005. For all periods presented, (loss) earnings per share have been retroactively restated to reflect the stock dividend.
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
4. On June 30, 2003, the Company entered into a new three-year credit agreement with LaSalle Bank. On August 10, 2005, the Company amended the credit agreement with LaSalle Bank to extend it one year to June 30, 2007. The agreement is a $12 million revolving credit facility, which bears interest at either prime plus 50 basis points or at LIBOR plus 300 basis points, determined at the Company’s election. The LaSalle facility is collateralized by the assets of the Company. The LaSalle facility includes all reasonable and customary covenants and terms typically included in such facility. The August 10, 2005 amendment modifies the interest coverage ratio for the next five quarters and adds a minimum EBITDA coverage per quarter for the remaining term of the agreement. The Company is in compliance with all covenants at June 30, 2005.
5. Our inventory detail as of June 30, 2005, June 30, 2004 and December 31, 2004 was as follows:

	June 30,	June 30,	December 31,
	2005	2004	2004
	(unaudited)	(unaudited)	(audited)

Inventory:
Raw materials	$5,124,000	$6,485,000	$6,297,000
Work in progress	1,164,000	783,000	908,000
Finished goods	7,757,000	4,172,000	6,351,000

Total	$14,045,000	$11,440,000	$13,556,000

6. As of June 30, 2005, the Company maintains an Incentive Stock Option Plan. The Company accounts for this plan under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. No stock-based compensation costs are reflected in net earnings, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net earnings and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Net (loss) earnings:
As Reported	($509,000)	$278,000	($1,325,000)	$538,000
Total stock-based employee compensation expense (recorded at fair value)	($3,000)	($6,000)	($6,000)	($12,000)

Pro Forma	($512,000)	$272,000	($1,331,000)	$526,000

Net earnings per common and common equivalent share:
Basic — As Reported	($0.06)	$0.04	($0.15)	$0.08
Diluted — As Reported	($0.06)	$0.04	($0.15)	$0.08
Basic — Pro Forma	($0.06)	$0.04	($0.15)	$0.08
Diluted — Pro Forma	($0.06)	$0.04	($0.15)	$0.08

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Net Sales:
Gaming	$14,490,000	$9.774,000	$24,349,000	$18,891,000
Amusement	$4,585,000	$2.666,000	$7,558,000	$5,764,000
Other	$283,000	$445,000	$625,000	$975,000

Total Net Sales	$19,358,000	$12,885,000	$32,532,000	$25,630,000

Operating (Loss) Earnings:
Gaming	$645,000	$668,000	$835,000	$1,339,000
Amusement	$(124,000)	$295,000	$34,000	$650,000
Other	$43,000	$82,000	$58,000	$205,000
Unallocated Administration Costs	$(1,101,000)	$(798,000)	$(2,263,000)	$(1,614,000)

Total Operating (Loss) Earnings	$(537,000)	$247,000	$(1,336,000)	$580,000

Item 2. Management’s Discussion & Analysis of Financial Condition & Results of Operations
Three Months Ended June 30, 2005 & 2004
For the second quarter ended June 30, 2005, net sales increased 50% to $19,358,000 from $12,885,000 in the prior year’s period. Gaming sales increased by 48% from $9,774,000 to $14,490,000 due to an extensive transition to LCD monitors, which have a higher average sales price, and to higher unit sales to our two largest gaming customers. Amusement sales increased by 72% to $4,585,000 from $2,666,000, with about half the increase being due to one large customer.
Gross operating margin as a percentage of sales was 10.4%, or $2,009,000, compared to 18.0%, or $2,324,000, for the same period last year for a decline of 7.6%. Gaming industry gross margins decreased by 5.1% due to lower margins on initial sales of LCD products, increased margin pressure on CRT products, and significant air freight and production inefficiency due to the unexpectedly high unit sales demand. Amusement industry gross margins declined by 15.3 % due to selling older high cost LCD monitors into this market, increased margin pressure on CRT products, and significant air freight associated with the largest customer.
Engineering, selling, and administrative expenditures increased $469,000 in the second quarter 2005 to $2,546,000 from $2,077,000 in the second quarter of 2004. Non recurring items, primarily $180,000 for the Pentranic acquisition termination expense, accounted for $242,000. The recurring operating expense increase was $227,000 primarily due to increased engineering expense associated with the new LCD product and CRT board set cost reduction activities and to higher sales commissions.
Other (income) expense, net, was ($28,000) in 2005 compared to ($37,000) in the second quarter of 2004. Equity in the joint venture was ($123,000) in the second quarter 2005 compared to ($124,000) in the same period 2004. Interest expense was $95,000 in the second quarter 2005 compared to $87,000 in the prior year period.
Tax expense was zero this year compared to $6,000 in the second quarter 2004.
For the second quarter of 2005, the Company reported a net loss of ($509,000) or ($0.06) per basic and diluted share, compared to net earnings of $278,000, or $0.04 per basic and diluted share, for the comparable 2004 quarter.
Six Months Ended June 30, 2005 & 2004
For the six months ended June 30, 2005, net sales increased 27% to $32,532,000 from $25,630,000 in the prior year’s period. Gaming sales increased by 29% from $18,891,000 to $24,349,000 due to an extensive switch to LCD monitors, which have a higher average sales price, and to higher unit sales to our two largest gaming customers. Amusement sales increased by 31% to $7,558,000 from

$5,764,000, with about half the increase being due to one large customer. Other sales decreased 36% to $625,000 from $975,000 due to a one-time special use monitor sale.
Gross operating margin as a percentage of sales was 11.4%, or $3,710,000, compared to 18.5%, or $4,774,000, for the same period last year. Gaming industry gross margins decreased by 5.4% due to lower margins on initial sales of LCD products, increased margin pressure on CRT products, and significant air freight and production inefficiency due to the unexpectedly high unit sales demand. Amusement industry gross margins declined by 11.7% due to selling older high cost LCD monitors into this market, increased margin pressure on CRT products, and significant air freight associated with the largest customer. Other industry margins declined 11.3% due to the one-time special use monitor sale the prior year.
Engineering, selling, and administrative expenditures increased $882,000 in the first six months 2005 to $5,046,000 from $4,164,000 in the second quarter of 2004. Non recurring items in operating expense totaled $550,000 in the first six months, $370,000 for the CFO change expenses and $180,000 for the Pentranic acquisition termination expense. The recurring operating expense increase was $332,000 primarily due to increased engineering expense associated with the new LCD product and CRT board set cost reduction activities and to higher sales commissions.
Other (income) expense, net, improved $60,000 to ($36,000) in the first six months 2005 from $24,000 in the 2004 period. Equity in the joint venture was ($201,000) in the first half 2005 compared to ($131,000) in the same period 2004. Interest expense was $165,000 in the second quarter 2005 compared to $155,000 in the prior year period.
Tax expense was $25,000 for the first half 2005 compared to $18,000 for the 2004 period. This expense was attributed to minimum taxes due in certain states. Overall, the Company has a net operating loss carryforward of $7,617,000 to offset future Federal taxable income.
For the six months of 2004, the Company reported net loss of ($1,325,000), or ($0.15) per basic and diluted share, compared to net earnings of $538,000, or $0.08 per basic and diluted share, for the comparable 2004 period.
Market & Credit Risks
The Company is subject to certain market risks, mainly interest rate risk. In 2003, the Company entered into a three-year, $12 million, secured credit facility with LaSalle Bank NA, which has been extended one year and now matures on June 30, 2007. At June 30, 2005, the Company had total outstanding bank debt of $3.8 million at an interest rate of 6.75%. All of the Company’s debt is subject to variable interest rates. An adverse change in interest rates during the time that this debt is outstanding would cause an increase in the amount of interest paid. A 100 basis point increase in interest rates would result in an annual increase of approximately $40,000 in additional interest expense recognized in the financial statements based on the June 30, 2005 outstanding loan balance. The Company may pay down the loans at any time without penalty.

The Company is exposed to credit risk on certain assets, primarily accounts receivable. The Company provides credit to customers in the ordinary course of business and performs ongoing credit evaluations. Concentrations of credit risk with respect to trade receivables are somewhat limited due to the number of customers comprising the Company’s customer base.
Liquidity & Capital Resources
Cash provided by operating activities during the second quarter ended June 30, 2005 was $1,034,000.
Accounts receivable increased $1,069,000 to $7,549,000 due to the 50 percent increase in second quarter sales. Accounts receivable days outstanding actually decreased from 45 days at March 31, 2005 to 35 days at June 30, 2005. Inventory decreased $1,586,000 to $14,045,000. Days cost of sales in inventory actually declined from 124 days at March 31, 2005 to 74 days at June 30, 2005. Due from affiliates increased more than due to affiliates by $1,623,000 in the second quarter reducing cash flow and accounts payable increased by $2,439,000 to a total of $7,104,000. However, accounts payable days outstanding only increased from 81 days at March 31, 2005 to 83 days at June 30, 2005.
Long-term notes payable decreased to $3,746,000 at June 30, 2005 from $4,910,000 at March 31, 2005.
As of June 30, 2005, cash decreased $180,000 from March 31, 2005 to $495,000.
Cash used in operating activities during the six months ended June 30, 2005 was $543,000. This cash use was financed principally by the Company’s credit facility.
Accounts receivable increased $1,792,000 or 31.1% to $7,549,000 from $5,757,000 at year-end 2004. This increase is attributable to higher sales recorded in the first six months of 2005. Accounts receivable days outstanding actually decreased from 39 days at December 31, 2004 to 35 days at June 30, 2005. Inventory increased $489,000 or 3.6% to $14,045,000 from $13,556,000 at year-end 2004. This increase is principally attributable to the Company maintaining higher inventory on hand due to the overall higher level of demand. Days cost of sales in inventory actually declined from 111 days at December 31, 2004 to 74 days at June 30, 2005. Due from affiliates increased more than due to affiliates by $286,000 in the first half reducing cash flow and accounts payable increased by $2,771,000 to a total of $7,104,000. However, accounts payable days outstanding only increased from 79 days at December 31, 2004 to 83 days at June 30, 2005.
The company used cash to invest in plant, property and equipment of $148,000 the first half 2005.
Long-term notes payable increased the first half 2005 by $578,000 to $3,746,000 from $3,168,000 at year-end 2004 providing cash for operations. Under its current credit facility, the Company is required to maintain certain financial covenants. While the Company is currently meeting its financial covenants through June 30, 2005, its liquidity could be adversely affected if it is unable to do so. For the foreseeable future, the Company believes that its financial requirements can be met with funds generated from operating activities and from its credit facility. The company also obtained $74,000 in proceeds from the exercise of options and the employee stock purchase plan.
As of June 30, 2005, cash decreased $39,000 from year-end 2004. On a daily basis, the Company utilizes a sweep account to reduce its cash balance to minimize its outstanding balance on its revolving line of credit and its interest expense. The cash balance will fluctuate based on the timing of checks clearing the Company’s accounts.
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

Item 3. Quantitative & Qualitative Disclosures About Market Risk
There have been no material changes to the Company’s market risk during the three months or six months ended June 30, 2005. For additional information on market risk, refer to the “Quantitative and Qualitative Disclosures About Market Risk” section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.
Item 4. Controls & Procedures
The Company has established a Disclosure Committee, which is made up of the Company’s Chief Executive Officer, Chief Financial Officer and other members of management. The Disclosure Committee conducts an evaluation of the effectiveness of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) as of the end of the period covered by this report. While the Company has limited resources and cost constraints, based on the evaluation required by Rule 13a-15(b), the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this quarterly report has been made known to them. As of June 30, 2005, there have been no known significant changes in internal controls or in other factors that could significantly affect these controls.

PART II — OTHER INFORMATION
Item 5. Submission of Matters to a Vote of Security Holders
A.	The annual meeting of stockholders of Wells-Gardner Electronics Corporation was held on April 26, 2005.
B.	Set forth below is the tabulation of the votes on each nominee for election as a director:

		Withhold	Broker
	For	Authority	Non-votes

Merle Banta	6,231,009	182,805	0
Marshall L. Burman	6,226,692	187,122	0
Frank R. Martin	6,236,283	177,531	0
Anthony Spier	6,222,607	191,207	0
C.	Set forth below is the tabulation of the vote to approve the appointment of Blackman Kallick Bartelstein, LLP, as independent public accountants of the Company for the current fiscal year:

For	Against	Abstain

6,337,425	11,940	64,449

Item 6. Exhibits & Reports on Form 8-K
(a). Exhibits:

Exhibit 10.1 -	Fourth Amendment to the Credit Agreement dated August 10, 2005

Exhibit 31.1 -	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2 -	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1 -	Statement of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(b). Reports on Form 8-K:
     On January 17, 2005, the Company filed a Form 8-K disclosing an amendment to the Company’s existing credit agreement with LaSalle Bank NA.
     On February 9, 2005, the Company filed a Form 8 – K and issued a press release announcing its financial results for the fourth quarter and fiscal year 2004.
     On February 10, 2005, the Company filed a Form 8-K and issued a press release announcing a 5% stock dividend payable to shareholders of record on March 18, 2005.
     On February 16, 2005, the Company filed a Form 8-K disclosing a change in its Chief Financial Officer.
     On February 22, 2005, the Company issued a press release announcing Anthony Spier’s contract has been extended to December, 2008.
     On March 1, 2005, the Company filed a Form 8-K disclosing a change in the composition of its Board of Directors.
     On March 30, 2005, the Company issued a press release announcing the signing of a letter of intent to acquire the LCD and CRT monitor business of Pentranic Group Ltd. of the UK.
     On April 26, 2005, the Company filed a Form 8-K and issued a press release announcing its financial results for the first quarter, 2005.
     On April 27, 2005, the Company issued a press release announcing a $3 million order from a major gaming customer.
     On June 14 and 13, 2005, the Company filed a Form 8-K and issued a press release announcing the appointment of James F. Brace as its Vice President Finance, CFO, Treasurer and Secretary.
     On July 25, 2005, the Company issued a press release announcing it will not pursue the Pentranic Group Ltd. of UK acquisition.
     On July 29, 2005, the Company issued a press release announcing its financial results for the second quarter and first half, 2005.
     On August 11, 2005, the Company issued a press release announcing the extension of its bank credit agreement to June 2007.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WELLS-GARDNER ELECTRONICS CORPORATION

Date: August 12, 2005	By:	/s/ JAMES F. BRACE

James F. Brace Vice President of Finance, Chief Financial Officer, Treasurer & Corporate Secretary