Form 10-Q
period 2005-09-30
WELLS GARDNER ELECTRONICS CORP
filed 2005-11-14
CIK 105608

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

☒                                 Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2005

or

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

YES  ☐    NO  ☒

                Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES  ☐    NO  ☒

                As of November 11, 2005, approximately 8,651,055 shares of the Common Stock, $1.00 par value of the registrant were outstanding.

WELLS-GARDNER ELECTRONICS CORPORATION

FORM 10-Q TABLE OF CONTENTS

For The Three Months and Nine Months Ended September 30, 2005

PART I — FINANCIAL INFORMATION

Item 1.
Financial Statements:

Condensed Consolidated Statements of (Loss) Earnings (unaudited)
- Three Months Ended September 30, 2005 & 2004
- Nine Months Ended September 30, 2005 & 2004

Condensed Consolidated Balance Sheets
- September 30, 2005 & 2004 (unaudited) & December 31, 2004 (audited)

Condensed Consolidated Statements of Cash Flows (unaudited)
- Three Months Ended September 30, 2005 & 2004
- Nine Months Ended September 30, 2005 & 2004

Notes to the Unaudited Condensed Consolidated Financial Statements

Item 2.
Management’s Discussion & Analysis of Financial Condition & Results of Operations

Item 3.
Quantitative & Qualitative Disclosures About Market Risk

Item 4.
Controls & Procedures

PART II - OTHER INFORMATION

Item 6.
Exhibits & Reports on Form 8-K

SIGNATURES

Item 1. Financial Statements

WELLS-GARDNER ELECTRONICS CORPORATION

Condensed Consolidated Statements of (Loss) Earnings (unaudited)

Three Months and Nine Months Ended September 30, 2005

	Three Months Ended September 30,
	2005	2004
Net sales	$14,879,000	$12,529,000
Cost of sales	13,529,000	10,311,000
Engineering, selling & administrative expenses	2,210,000	1,971,000
Operating earnings	(860,000)	247,000
Interest Expense	114,000	85,000
Joint Venture	(4,000)	(70,000)
Other (income) expense	(5,000)	2,000
Tax expense	28,000	17,000
Net earnings	$(993,000)	$213,000

Earnings per share:
Basic earnings per share	$(0.11)	$0.03
Diluted earnings per share	$(0.11)	$0.03

Basic average common shares outstanding	8,642,115	7,032,463
Diluted average common shares outstanding	8,642,115	7,236,394

	Nine Months Ended September 30,
	2005	2004
Net sales	$47,411,000	$38,159,000
Cost of sales	42,351,000	31,197,000
Engineering, selling & administrative expenses	7,256,000	6,135,000
Operating earnings	(2,196,000)	827,000
Interest Expense	279,000	240,000
Joint Venture	(206,000)	(200,000)
Other (income) expense	(5,000)	2,000
Tax expense	54,000	34,000
Net earnings	$(2,318,000)	$751,000

Earnings per share:
Basic earnings per share	$(0.27)	$0.11
Diluted earnings per share	$(0.27)	$0.11

Basic average common shares outstanding	8,629,716	6,830,844
Diluted average common shares outstanding	8,629,716	7,005,533

See accompanying notes to the unaudited condensed consolidated financial statements.

WELLS-GARDNER ELECTRONICS CORPORATION

Condensed Consolidated Balance Sheets

	September 30,	September 30,	December 31,
	2005	2004	2004
	(unaudited)	(unaudited)	(audited)
Assets:
Current assets
Cash	$1,077,000	$352,000	$534,000
Accounts receivable, net	6,207,000	4,383,000	5,757,000
Accounts receivable, affiliates	5,059,000	2,250,000	3,635,000
Inventory	13,681,000	13,831,000	13,556,000
Other current assets	662,000	984,000	793,000
Total current assets	$26,686,000	$21,800,000	$24,275,000

Property, plant & equipment, net	1,466,000	1,786,000	1,736,000

Other assets:
Investment in joint venture	1,344,000	998,000	1,138,000
Goodwill	1,329,000	1,329,000	1,329,000
Total other assets	2,673,000	2,327,000	2,467,000
Total assets	$30,825,000	$25,913,000	$28,478,000

Liabilities:
Current liabilities
Accounts payable	$3,729,000	$1,123,000	$4,333,000
Accounts payable, affiliates	4,773,000	4,891,000	5,023,000
Accrued expenses	1,156,000	838,000	675,000
Total current liabilities	$9,658,000	$6,852,000	$10,031,000

Long-term liabilities:
Note payable	8,063,000	4,014,000	3,168,000
Total liabilities	$17,721,000	$10,866,000	$13,199,000

Shareholders’ Equity:

Common stock: authorized 25,000,000 shares, $1.00 par value; shares issued and outstanding:
8,642,703 shares as of September 30, 2005
8,149,022 shares as of September 30, 2004
8,153,077 shares as of December 31, 2004	$8,643,000	$8,149,000	$8,153,000
Additional paid-in capital	11,600,000	9,737,000	9,618,000
Accumuated deficit	(6,845,000)	(2,723,000)	(2,405,000)
Unearned compensation	(294,000)	(116,000)	(87,000)
Total shareholders’ equity	13,104,000	15,047,000	15,279,000
Total liabilities & shareholders’ equity	$30,825,000	$25,913,000	$28,478,000

See accompanying notes to the unaudited condensed consolidated financial statements

WELLS-GARDNER ELECTRONICS CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

Three Months and Nine Months Ended September 30, 2005

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2005	2004	2005	2004
Cash flows from operating activities:
Net earnings (loss)	(993,000)	213,000	(2,318,000)	751,000
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	152,000	134,000	462,000	395,000
Amortization of unearned compensation	22,000	14,000	70,000	41,000
Share of (gain)/loss in joint venture	(5,000)	(69,000)	(206,000)	(200,000)
Changes in current assets & liabilities
Accounts receivable	1,343,000	(331,000)	(449,000)	(1,943,000)
Inventory	364,000	(2,391,000)	(125,000)	(4,927,000)
Prepaid expenses & other	112,000	(116,000)	131,000	57,000
Accounts payable	(3,375,000)	(340,000)	(604,000)	1,265,002
Due to/from affiliates	(1,388,000)	(393,000)	(1,674,000)	511,998
Accrued expenses	79,000	18,000	481,000	209,000
Net cash provided by (used in) operating activities	(3,689,000)	(3,261,000)	(4,232,000)	(3,840,000)

Cash provided by (used in) investing activities:
(Additions) disposals to plant & equipment, net	(45,000)	(99,000)	(193,000)	(131,000)
Net cash provided by (used in) investing activities	(45,000)	(99,000)	(193,000)	(131,000)

Cash provided by (used in) financing activities:
Borrowings (repayments) - note payable	4,316,000	(1,974,000)	4,894,000	(1,954,000)
Proceeds from options exercised and purchase plan	0	5,210,000	74,000	5,994,000
Net cash provided by (used in) financing activities	4,316,000	3,236,000	4,968,000	4,040,000

Net increase (decrease) in cash & cash equivalents	582,000	(124,000)	543,000	69,000
Cash & cash equivalents at beginning of period	495,000	476,000	534,000	283,000
Cash & cash equivalents at end of period	1,077,000	352,000	1,077,000	352,000

Supplemental cash flow disclosure:
Interest paid	114,000	85,000	279,000	240,000
Taxes paid	29,000	16,000	54,000	34,000

WELLS-GARDNER ELECTRONICS CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements

1. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, which are necessary for a fair presentation of the financial position and results of operations for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted.  These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes included in the Company’s 2004 Annual Report to Shareholders. The results of operations for the nine months ended September 30, 2005 are not necessarily indicative of the operating results for the full year.

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

4. On June 30, 2003, the Company entered into a new three-year credit agreement with LaSalle Bank.  On August 10, 2005, the Company amended the credit agreement with LaSalle Bank to extend it one year to June 30, 2007.  The agreement is a $12 million revolving credit facility, which bears interest at either prime plus 100 basis points or at LIBOR plus 350 basis points, determined at the Company’s election.  The LaSalle facility is collateralized by the assets of the Company.  The LaSalle facility includes all reasonable and customary covenants and terms typically included in such facility.  On November 10, 2005 the Company amended the agreement to modify the interest coverage ratio for the next four quarters and requires a minimum EBITDA coverage per quarter for the remaining term of the agreement.  The Company received a waiver from LaSalle Bank of the minimum EBITDA covenant for the quarter ended September 30, 2005 and covenant revisions to the minimum EBITDA requirements for the next three quarters.

5. Our inventory detail as of September 30, 2005, September 30, 2004 and December 31, 2004 was as follows:

	September 30,	September 30,	December 31,
	2005	2004	2004
	(unaudited)	(unaudited)	(audited)
Inventory:
Raw materials	$6,391,000	$7,719,000	$6,297,000
Work in progress	556,000	488,000	908,000
Finished goods	6,734,000	5,624,000	6,351,000
Total	$13,681,000	$13,831,000	$13,556,000

6. As of September 30, 2005, the Company maintains an Incentive Stock Option Plan.  The Company accounts for this plan under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations.  No stock-based compensation costs are reflected in net earnings, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.  The following table illustrates the effect on net earnings and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Net (loss) earnings:
As Reported	$(993,000)	$213,000	$(2,318,000)	$751,000
Total stock-based employee compensation expense (recorded at fair value)	$(3,000)	$(5,000)	$(8,000)	$(16,000)
Pro Forma	$(996,000)	$208,000	$(2,326,000)	$735,000

Net earnings per common and common equivalent share:
Basic - As Reported	$(0.11)	$0.03	$(0.27)	$0.11
Diluted - As Reported	$(0.11)	$0.03	$(0.27)	$0.11
Basic - Pro Forma	$(0.12)	$0.03	$(0.27)	$0.11
Diluted - Pro Forma	$(0.12)	$0.03	$(0.27)	$0.10

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Net Sales:
Gaming	$11,201,000	$8,821,000	$35,551,000	$27,712,000
Amusement	$3,521,000	$3,266,000	$11,078,000	$9,030,000
Other	$157,000	$442,000	$782,000	$1,417,000
Total Net Sales	$14,879,000	$12,529,000	$47,411,000	$38,159,000

Operating (Loss) Earnings:
Gaming	$(105,000)	$497,000	$776,000	$1,836,000
Amusement	$88,000	$457,000	$74,000	$1,107,000
Other	$19,000	$67,000	$77,000	$272,000
Unallocated Administration Costs	$(862,000)	$(774,000)	$(3,123,000)	$(2,388,000)
Total Operating (Loss) Earnings	$(860,000)	$247,000	$(2,196,000)	$827,000

Item 2. Management’s Discussion & Analysis of Financial Condition & Results of Operations

Three Months Ended September 30, 2005 & 2004

For the third quarter ended September 30, 2005, net sales increased 19% to $14,879,000 from $12,529,000 in the prior year’s period.  Gaming sales increased by 27% from $8,821,000 to $11,201,000 due to higher unit volume and the mix shifting to LCD monitors, which have a higher average sales price.  Amusement sales increased by 8% to $3,521,000 from $3,266,000.  Other sales declined 64% to $157,000 from $442,000.

Gross operating margin as a percentage of sales was 9.1%, or $1,350,000, compared to 17.7%, or $2,218,000, for the same period last year for a decline of 8.6%.  Gaming industry gross margins decreased by 7.8% due to very low margins on the LCD products in the quarter, increased margin pressure on CRT products, and significantly lower parts and service sales.  Amusement industry gross margins declined by 10.8 % due to low margins on the LCD products and increased margin pressure on CRT products.

Engineering, selling, and administrative expenditures increased $239,000 in the third quarter 2005 to $2,210,000 from $1,971,000 in the third quarter of 2004.  The operating expense increase of $239,000 primarily was due to increased engineering expense associated with the new LCD product and CRT board set cost reduction activities, higher sales commissions, and higher outbound freight expense.

Equity (income) in the joint venture was ($4,000) in the second quarter 2005 compared to ($70,000) in the same period 2004.  Interest expense was $114,000 in the third quarter 2005 compared to $85,000 in the prior year period.  Other (income) / expense was ($5,000) in the third quarter 2005 compared to $2,000 in the same period 2004.

Tax expense was $28,000 in the third quarter 2005 compared to $17,000 in the third quarter 2004.

For the third quarter of 2005, the Company reported a net loss of ($993,000) or ($0.11) per basic and diluted share, compared to net earnings of $213,000, or $0.03 per basic and diluted share, for the comparable 2004 quarter.

Nine Months Ended September 30, 2005 & 2004

For the nine months ended September 30, 2005, net sales increased 24% to $47,411,000 from $38,159,000 in the prior year’s period.  Gaming sales increased by 28% from $27,712,000 to $35,551,000 due to an extensive switch to LCD monitors, which have a higher average sales price, and higher unit sales to our three largest gaming customers.  Amusement sales increased by 23% to $11,078,000 from $9,030,000, with about half the increase being due to one large customer.  Other sales decreased 45% to $782,000 from $1,417,000 due to a one-time special use monitor sale.

Gross operating margin as a percentage of sales was 10.7%, or $5,060,000, compared to 18.2%, or $6,962,000, for the same period last year.  Gaming industry gross margins decreased by 6.0% due to lower margins on initial sales of LCD products, increased margin pressure on CRT products, and significant air freight and production inefficiency due to the unexpectedly high unit sales demand.  Amusement industry gross margins declined by 11.8% due to selling older high cost LCD monitors into this market, increased margin pressure on CRT products, and significant air freight associated with the largest customer.  Other industry margins declined 8.6% due to the one-time special use monitor sale the prior year.

Engineering, selling, and administrative expenditures increased $1,121,000 in the first nine months 2005 to $7,256,000 from $6,135,000 in the nine months 2004.  Non recurring items in operating expense totaled $550,000 in the first nine months, $370,000 for the CFO change expenses and $180,000 for the write-off of the due diligence expense of the potential Pentranic acquisition.  The recurring operating expense increase was $571,000 primarily due to increased engineering expense associated with the new LCD product and CRT board set cost reduction activities and to higher sales commissions.

Equity (income) in the joint venture was ($206,000) in the nine months 2005 compared to ($200,000) in the same period 2004.  Interest expense was $279,000 in the first nine months 2005 compared to $240,000 in the prior year period.  Other (income) / expense was ($5,000) in the first nine months 2005 compared to $2,000 in the same period 2004.

Tax expense was $54,000 for the nine months 2005 compared to $34,000 for the nine months 2004.  This expense was attributed to minimum taxes due in certain states.  Overall, the Company has a net operating loss carryforward of $7,617,000 to offset future Federal taxable income.

For the nine months of 2005, the Company reported net loss of ($2,318,000), or ($0.27) per basic and diluted share, compared to net earnings of $751,000, or $0.11 per basic and diluted share, for the comparable 2004 period.

Market & Credit Risks

The Company is subject to certain market risks, mainly interest rate risk.  In 2003, the Company entered into a three-year, $12 million, secured credit facility with LaSalle Bank NA, which has been extended one year and now matures on September 30, 2007.  At June 30, 2005, the Company had total outstanding bank debt of $8.1 million at an interest rate of 7.25%.  All of the Company’s debt is subject to variable interest rates. An adverse change in interest rates during the time that this debt is outstanding would cause an increase in the amount of interest paid.  A 100 basis point increase in interest rates would result in an annual increase of approximately $80,000 in additional interest expense recognized in the financial statements based on the September 30, 2005 outstanding loan balance.  The Company may pay down the loans at any time without penalty.

The Company is exposed to credit risk on certain assets, primarily accounts receivable. The Company provides credit to customers in the ordinary course of business and performs ongoing credit evaluations. Concentrations of credit risk with respect to trade receivables are somewhat limited due to the number of customers comprising the Company’s customer base.

Liquidity & Capital Resources

Cash used by operating activities during the third quarter ended September 30, 2005 was $3,689,000.

Accounts receivable decreased $1,343,000 to $6,207,000 due to the sales level being lower in the third quarter than the second.  Accounts receivable days outstanding increased slightly from 35 days at June 30, 2005 to 38 days at September 30, 2005.  Inventory decreased $364,000 to $13,681,000.  Days cost of sales in inventory increased from 74 days at June 30, 2005 to 100 days at September 30, 2005.  Due from affiliates increased more than due to affiliates by $1,388,000 in the third quarter and accounts payable decreased by $3,375,000 or 50% during the quarter reducing cash flow.  However, accounts payable days outstanding increased from 56 days at June 30, 2005 to 59 days at September 30, 2005.

Long-term notes payable increased to $8,063,000 at September 30, 2005 from $3,746,000 at June 30, 2005.

Cash increased $582,000 from June 30, 2005 to $1,077,000 as of September 30, 2005.

Cash used by operating activities during the nine months ended September 30, 2005 was $4,232,000. This cash use was financed principally by the Company’s credit facility.

Accounts receivable increased $450,000 to $6,207,000 as of September 30, 2005 from $5,757,000 at year-end 2004.  This increase is attributable to higher sales recorded in the first nine months of 2005.  Accounts receivable days outstanding actually decreased from 39 days at December 31, 2004 to 38 days at September 30, 2005.    Inventory increased $125,000 to $13,681,000 from $13,556,000 at year-end 2004. Days cost of sales in inventory actually declined from 111 days at December 31, 2004 to 100 days at September 30, 2005.  Due from affiliates increased more than due to affiliates by $1,674,000 in the first nine months and accounts payable decreased by $604,000 to a total of $3,729,000 reducing cash flow.  However, accounts payable days outstanding decreased from 79 days at December 31, 2004 to 59 days at September 30, 2005.

The company used cash to invest in property, plant and equipment of $193,000 during the first nine months 2005.

Long-term notes payable increased by $4,894,000 to $8,063,000 as of September 30, 2005 from $3,168,000 at year-end 2004 providing cash for operations.  On a daily basis, the Company utilizes a sweep account to reduce its cash balance to minimize its outstanding balance on its revolving line of credit and its interest expense.  The cash balance will fluctuate based on the timing of checks clearing the Company’s accounts.  Under its current credit facility, the Company is required to maintain certain financial covenants. While the Company has received a waiver on its minimum EBITDA covenant and is in compliance with its other covenants through September 30, 2005, its liquidity could be adversely affected if it is unable to continue to maintain them.  For the foreseeable future, the Company believes that its financial requirements can be met with funds generated from operating activities and from its credit facility.  The company also obtained $74,000 in proceeds from the exercise of options and the employee stock purchase plan.

Cash increased $543,000 as of September 30, 2005 from year-end 2004.

New Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment.” SFAS No. 123(R) establishes accounting for transactions in which a company exchanges its equity instruments for goods or services.  In particular, this Statement will require companies to record compensation expense for all share-based payments, such as employee stock options, at fair market value.  The Statement is effective as of the first interim or annual reporting period that begins after December 15, 2005.  Adoption of this Statement is not expected to have a material impact on the Company’s consolidated financial position or results of operations.

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

Item 3. Quantitative & Qualitative Disclosures About Market Risk

There have been no material changes to the Company’s market risk during the three months or nine months ended September 30, 2005. For additional information on market risk, refer to the “Quantitative and Qualitative Disclosures About Market Risk” section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

Item 4. Controls & Procedures

The Company has established a Disclosure Committee, which is made up of the Company’s Chief Executive Officer, Chief Financial Officer and other members of management. The Disclosure Committee conducts an evaluation of the effectiveness of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) as of the end of the period covered by this report.  While the Company has limited resources and cost constraints, based on the evaluation required by Rule 13a-15(b), the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this quarterly report has been made known to them.  As of September 30, 2005, there have been no known significant changes in internal controls or in other factors that could significantly affect these controls.

PART II - OTHER INFORMATION

Item 6. Exhibits & Reports on Form 8-K

(a)   Exhibits:

Exhibit 10.1 - Waiver and Fifth Amendment to Loan and Security Agreement dated November 11, 2005

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

On February 9, 2005, the Company filed a Form 8 - K and issued a press release announcing its financial results for the fourth quarter and fiscal year 2004.

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

On September 9, 2005, the Company issued a press release announcing revised guidance for 2005.

On October 24, 2005, the Company issued a press release announcing its financial results for the third quarter and nine months, 2005.

On November 11, 2005, the Company issued a press release announcing the waiver and fifth amendment to its credit agreement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WELLS-GARDNER ELECTRONICS CORPORATION

Date: November 11, 2005	By:	/s/ JAMES F. BRACE
James F. Brace
Vice President of Finance,
Chief Financial Officer,
Treasurer & Corporate Secretary