Form 10-K
period 2005-12-31
WELLS GARDNER ELECTRONICS CORP
filed 2006-03-20
CIK 105608

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark whether the registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ no ☑
The aggregate market value of the registrant’s voting stock held by non-affiliates of the registrant (assuming for the purposes hereof, that directors, executive officers and 10% or greater stockholders of the registrant are affiliates of the registrant), based upon the closing sale price of the registrant’s Common Stock on March 3, 2006 was approximately $19,329,791.
The number of shares of the registrant’s Common Stock outstanding as of March 3, 2006, was approximately 8,709,262.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Annual Report to Shareholders for the year ended December 31, 2005 are incorporated into Part II of this Report on Form 10-K and filed as Exhibit 13.0 hereto. Portions of the Registrant’s definitive Proxy Statement relating to the Registrant’s 2006 Annual Meeting of Stockholders to be filed hereafter are incorporated into Part III of this Report on Form 10-K.
As used in this Annual Report on Form 10-K, the terms “we,” “us,” “our” and “the Company” mean Wells-Gardner Electronics Corporation, an Illinois corporation, and its subsidiaries, unless the context indicates a different meaning, and the term “common stock” means our common stock, $1.00 par value per share.

PART I
Item 1. BUSINESS
OVERVIEW
Founded in 1925, Wells-Gardner Electronics Corporation®, an Illinois corporation (wellsgardner.com), is a global distributor and manufacturer of liquid crystal displays (LCDs), color video monitors and other related distribution products for a variety of markets including, but not limited to, gaming machine manufacturers, casinos, coin-operated video game manufacturers and other display integrators. The Company has a 50/50 joint venture named Wells Eastern Asia Displays (“WEA”) to manufacture CRT video displays in Malaysia and an outsource relationship with the same joint venture partner to manufacture LCD video displays in China. In addition, the Company owns American Gaming & Electronics, Inc. (“AGE”), a leading parts distributor, service center and a seller of refurbished gaming machines to the gaming markets. The Company has offices in Las Vegas, Nevada; Egg Harbor Township, New Jersey; Hialeah, Florida and McCook, Illinois. With the addition of the joint venture and acquisition, the Company has transitioned from a coin-operated amusement supplier to a key supplier to the gaming industry. Wells-Gardner’s common stock is publicly traded on the American Stock Exchange under the symbol WGA.
PRODUCTS
The Company’s primary business is the distribution, design, manufacture, assembly, service and marketing of electronic components which consist of CRT video color monitors and LCD (liquid crystal display) video color monitors, gaming supplies and components and the bonding of touch sensors to video monitors. These video products, gaming parts and services accounted for 100 percent of revenue in 2005, 2004 and 2003.
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
The Company sells into the following markets:

Market		2005	2004	2003

Gaming		76%	72%	75%
Amusement		22%	24%	22%
Other		2%	4%	3%

	Totals	100%	100%	100%

MANUFACTURING AND ASSEMBLY
The Company’s production activities consist primarily of circuit designs, assembling finished units (and to a limited extent subassemblies), aligning, testing and optically bonding touch sensors in its McCook, Illinois plant, in WEA’s plant in Malaysia, and at its outsourced operation in China. The Company manufactures a limited range of electronic components and therefore relies on outside sources for the majority of the other required components. A limited number of sources are available for such electronic components and the other raw materials. In 2005, the Company had one source supplying the Company with almost all of the CRT chassis subassemblies and a second source supplying the Company with almost all of the LCD chassis subassemblies. However, beginning in 2006 the company will have two suppliers for the CRT chassis subassemblies and will attempt to add a second source for its LCD chassis subassemblies. Chassis subassemblies are contracted offshore, based on custom designs developed by the Company. As the Company believes is characteristic of other manufacturers in its industry, it has been confronted with long lead times and cost pressures. Due to some of these extended lead times, the Company carries additional inventory of certain critical supply components.
MARKETING AND SALES
The Company sells products throughout the world. A portion of the Company’s products is sold through James Industries, Inc. under a Sales Representation Agreement. James Industries, Inc. is headquartered in Las Vegas, Nevada and uses the services of regional sub-representative agents and firms. The Company maintains its own internal sales staff primarily for sales of products not covered under the Sales Representation Agreement, repair and service of its products and to support its external sales representative organization.
The Company’s business is generally not seasonal, although the Company does close its McCook production facility for two weeks in July and one week in December.
The Company has no unique or unusual practices or policies relating to working capital items and believes this is consistent with other comparable companies in its served markets. The Company currently believes that its financial requirements during the foreseeable future can be met with funds generated from operating activities and from its credit facility. The Company’s current credit facility expires June 30, 2007.
The Company has several major competitors based in Asia (Korea and Taiwan) and the United States. Competition is based upon price, product performance, service and warranty. In 2005 the Company experienced more competition based upon price than normal. The Company believes that it is one of the two largest companies in the gaming and amusement video display market and there are approximately ten total competitors.
The Company’s largest customer, Aristocrat, accounted for 26%, 28% and 21% of total revenues in 2005, 2004 and 2003, respectively and 31%, 24% and 23% of total accounts receivable in 2005, 2004 and 2003, respectively.
The Company does not formally track backlog, but historically the Company has open orders, which represent one to two months’ sales. It is the Company’s experience that well over 90 percent of its open orders result in revenue recognition and management is not presently aware of any information indicating that this historical pattern will not be repeated.
No material portion of the Company’s business is subject to re-negotiation of profits or termination of contracts or subcontracts at the election of any governmental entity.
The Company’s market for its products and services is highly competitive with low barriers to entry.
During 2005, the Company spent approximately $1,366,000 for product engineering, research and development costs, compared to $1,051,000 in 2004 and $1,007,000 in 2003. The Company does not license any patents and it has five patents submitted with three patents pending, six software copyrights submitted with three software copyrights pending, and fourteen trademarks submitted with twelve trademarks pending.
Compliance with federal, state and local provisions which have been enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, has had no material effect upon the capital expenditures, earnings and competitive position of the Company.
As of December 31, 2005, the Company employed a total of approximately 102 full time employees at all its locations. The Company believes its relationship with its employees is satisfactory. Certain employees at the Company’s McCook, Illinois facility are covered under a collective bargaining agreement expiring on June 30, 2006.

The Company’s export sales accounted for total revenues of 34%, 42% and 38% in 2005, 2004 and 2003, respectively, with the majority of these sales being shipped to Australia, Canada and Spain.
RISK FACTORS RELATED TO OUR BUSINESS AND INDUSTRY
Technology changes as required by our customers could limit and impair our ability to produce products.
We are currently predominantly dependent on CRT and LCD based technology. We are continuing to develop our expertise and broaden our product line in LCD based technology. As we continue to participate in developing solutions for future technological applications for our customers such as plasma and organic light emitting diode (“OLED”), the need for us to be able to provide a value-added component to the technology remains a critical issue.
Technology changes may also initially negatively affect margins.
The Company has experienced margins on the initial LCD contracts that were low due, in part, to start up and learning curve issues. Although the Company learned much from this experience during 2005, it may take longer to improve margins than currently anticipated.
The loss or interruption of supply from our key suppliers could limit our ability to manufacture our products.
We purchase certain materials and components for our products from various suppliers, some of which are located outside of the U.S. With respect to chassis subassemblies, although we have broadened our CRT chassis subassembly to two sources, we currently are obtaining all our LCD chassis subassembly supply from one source. Any loss or interruption of supply from our key suppliers may require us to find new suppliers. The number of suppliers for certain electronic components and raw materials is limited. We could experience production or development delays while we seek new suppliers and could have difficulty finding new suppliers, which would substantially impair our operating results and business.
The loss of our significant customer Aristocrat would reduce our revenues and our profitability.
Our largest customer, Aristocrat Leisure Limited, with whom we have an exclusive supply agreement through April 2006, accounted for 26%, 28% and 21% of total revenues in 2005, 2004 and 2003, respectively, and 31%, 24% and 23% of total accounts receivable in 2005, 2004 and 2003, respectively. A loss of this contract or customer would significantly reduce our revenues and profitability.
Our growth could be impaired if we are not able to continue to develop and maintain the success of WEA.
WEA, the Malaysian joint venture we established in January 2000 with Eastern Asia Technology Limited of Singapore, is expected to continue to produce a significant amount of our CRT manufacturing requirements. In addition in 2005, we formed an outsource relationship with the same joint venture partner for our LCD manufacturing requirements. Both relationships are an important part of our revenue and earnings plan. If we are unable to continue to successfully execute this strategy, we may not be able to maintain our revenues and earnings as expected.
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
The manufacture and distribution of parts for gaming machines are subject to extensive federal, state, local and foreign regulations, and the governments of the various gaming jurisdictions amend these regulations from time to time. Virtually all of these jurisdictions require licenses, permits, documentation of qualification, including evidence of financial stability, and other forms of approval for manufacturers and distributors of gaming machines and for their key personnel. The revocation or denial of a license in a particular jurisdiction could adversely affect our ability to obtain or maintain licenses in other jurisdictions.

The loss of our bank line would severely limit our ability to fund operations.
Our current bank line expires June 30, 2007 and requires the Company to maintain certain financial covenants. The Company fully intends to maintain compliance with the covenants under its bank line and expects it will be able to do so. If unsuccessful, the Company would be severely limited in its ability to fund operations.
The market price for our shares is susceptible to significant changes in market price.
Historically, the volume of trading of our shares has been small. As a result, larger than average buy or sell orders on a given day, or news about us or the gaming industry, has had and may in the future have a significant impact on the trading price for our shares.
Available Information
The Company files reports with the Securities and Exchange Commission and files all required reports under the Exchange Act of 1934, as amended. The public may read and copy any materials the Company files with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at http://www,sec,gov.
CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
Because we want to provide you with more meaningful and useful information, this Annual Report includes forward-looking statements that reflect our current expectations and projections about our future results, performance, prospects and opportunities. You can find many of these statements by looking for words such as “may,” “will,” “expect,” “anticipate,” “believe,” “intend,” “estimate” and similar expressions. These forward-looking statements are based on information currently available to us and are subject to a number of risks, uncertainties and other factors that could cause our actual results, performance, prospects or opportunities in 2006 and beyond to differ materially from those expressed in, or implied by, these forward-looking statements. These risks, uncertainties and other factors include but are not limited to the factors described under the heading “Risk Factors” above. We caution you not to place undue reliance on any forward-looking statements. Except as otherwise required by federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, changed circumstances or any other reason after the date of this Annual Report.
Item 2. PROPERTIES
The Company’s current manufacturing and corporate headquarters is located at 9500 West 55th Street, Suite A, McCook, Illinois 60525. The Company’s leased McCook facility has approximately 104,000 square feet of floor space. Approximately 40,000 of the 104,000 square feet of the plant are dedicated to production and approximately 43,000 of the 104,000 square feet are devoted to warehousing. Offices for engineering, sales and administration are also located at that facility. The plant is in good condition, is well maintained, and currently has 66% excess production capacity as the Company currently runs only one shift. The Company also has other smaller leased facilities to support the operations of AGE in Nevada, New Jersey and Florida.
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
Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
No matters were submitted to a vote of the Company’s shareholders during the fourth quarter of 2005.

PART II
Item 5. MARKET FOR THE REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDERS MATTERS
     (a) Not applicable.
     (b) Not applicable
     (c) Not applicable
Item 6. SELECTED FINANCIAL DATA
The information required by this Item is set forth in Exhibit 13.0 hereto, the Company’s Annual Report to Shareholders for the year ended December 31, 2005, under the caption “Selected Financial Data,” which information is incorporated herein by reference.
Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The information required by this Item is set forth in Exhibit 13.0 hereto, the Company’s Annual Report to Shareholders for the year ended December 31, 2005, under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operation” section, which information is incorporated herein by reference.
Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The information required by this Item is set forth in Exhibit 13.0 hereto, the Company’s Annual Report to Shareholders for the year ended December 31, 2005, under the caption “Market and Credit Risks” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section, which information is incorporated herein by reference.
Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The following financial statements together with the notes thereto are set forth in Exhibit 13.0 hereto, the Company’s Annual Report to Shareholders for the year ended December 31, 2005, which information is incorporated herein by reference:

-	Consolidated Balance Sheets as of December 31, 2005 and 2004
-	Consolidated Statements of Operations for years ended December 31, 2005, 2004 and 2003
-	Consolidated Statements of Shareholders’ Equity for years ended December 31, 2005, 2004 and 2003
-	Consolidated Statements of Cash Flows for years ended December 31, 2005, 2004 and 2003
-	Notes to the Consolidated Financial Statements
-	Independent Auditors’ Reports
Quarterly financial data for the four quarters ended December 31, 2005 and 2004 are set forth in Exhibit 13.0 hereto in Note 13 of “Notes to the Consolidated Financial Statements” as part of the Company’s Annual Report to Shareholders for the year ended December 31, 2005, which information is incorporated herein by reference.
Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None
Item 9A. CONTROLS AND PROCEDURES
Management is responsible for establishing and maintaining adequate internal control over the Company’s financial reporting. The Company has established a Disclosure Committee, which is made up of the Company’s Chief Executive Officer, Chief Financial Officer and other management staff. The Disclosure Committee conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15 within 90 days of filing this report. The Committee meets quarterly to discuss and review any issues raised during its evaluation. The Committee reviews a checklist of items during its meetings to document any issues raised. While the Company has limited resources and cost constraints, based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2005 the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this annual report has been made known to them. During the audit process it was disclosed to the Disclosure Committee and the Audit Committee certain material weaknesses exist in the Company’s internal control components in that (i) there is no written contract evidencing the agreement with the Company’s Asian joint venture as it relates to the transfer of LCD inventory from China and (ii) that due to the 5% stock dividend granted to the Company’s shareholders, the impact of such dividend required correction on a draft of the restatement of certain prior years share and per share data. The Company intends on correcting the first deficiency by obtaining a written agreement with East Asia Technology Limited (Eastech) during the coming calendar year which will encompass the issues raised. The Company has corrected the stock dividend reporting deficiency by restating the earnings per share and related share amounts and footnoting the share data relating to options, restricted shares and warrants that were not restated with this filing. During the quarter ended December 31, 2005, there have been no known significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of such evaluation.
Item 9B. OTHER INFORMATION
None

PART III
Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
DIRECTORS
The information required by this Item is incorporated by reference from the “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” section of the Company’s definitive proxy statement to be filed with the SEC in connection with our 2006 Annual Meeting of Shareholders.
EXECUTIVE OFFICERS OF THE REGISTRANT

			Year First Elected
Name	Office	Age	As Executive Officer

Anthony Spier	Chairman of the Board, President
	& Chief Executive Officer	62	1994

James F. Brace	Vice President, Secretary, Treasurer
	& Chief Financial Officer	60	2005
Mr. Spier has served as Chief Executive Officer of the Company for more than five years. Mr. Brace has served as the Chief Financial Officer since June 2005. Previously he was Chief Information Officer of United Components, Inc., an automotive aftermarket parts manufacturer, from August 2004 to June 2005, an independent management consultant from 2003 to July 2004, and Executive Vice President and CFO of Knowles Electronics, a hearing aid transducer manufacturer, from 2000 to 2002.
The Company maintains a Code of Business Conduct & Ethics governing the behavior of the Company’s employees, including its Executive and Corporate Officers, which is available for review on the Company’s website (www.wellsgardner.com) under its Investor Relations Corporate Governance section.
Item 11. EXECUTIVE COMPENSATION
The information required by this Item is incorporated by reference under the captions “Summary Compensation Table,” “Aggregated Option Exercises in 2005 and Option Values at December 31, 2005,” “Report of Board of Directors on Compensation” and “Certain Transactions with Management” in the Company’s definitive proxy statement related to its 2006 Annual Meeting.
Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item is incorporated by reference under the caption “Securities Beneficially Owned by Principal Shareholders and Management” in the Company’s definitive proxy statement related to its 2006 Annual Meeting and in Exhibit 13.0 hereto, Company’s 2005 Annual Report, in Note 5 of “Notes to the Consolidated Financial Statements.”
Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
The Information required by this Item is incorporated by reference under the captions “Certain Transactions with Management” in the Company’s definitive proxy statement related to its 2006 Annual Meeting.
Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this Item is incorporated by reference under the caption “Proposal for Ratification of Appointment of Independent Certified Public Accountants” in the Company’s definitive proxy statement related to its 2006 Annual Meeting.

PART IV
Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a)(1) The following financial statements required by Part II, Item 8 of this annual report and are included in Exhibit 13.0 hereto:

-	Consolidated Balance Sheets as of December 31, 2005 and 2004

-	Consolidated Statements of Operations for years ended December 31, 2005, 2004 and 2003

-	Consolidated Statements of Shareholders’ Equity for years ended December 31, 2005, 2004 and 2003

-	Consolidated Statements of Cash Flows for years ended December 31, 2005, 2004 and 2003

-	Notes to the Consolidated Financial Statements

-	Independent Auditors’ Reports
(2) A financial statement schedule regarding valuation and qualifying accounts and reserves is set forth following the signature page of this Report.
(3) and (c) The following exhibits are incorporated by reference or filed herewith:
3.1	Articles of Incorporation of the Company, as amended, filed as Exhibit 3.1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 1994 and incorporated herein by reference.

3.2	By-Laws of the Company, as amended, filed as Exhibit 3.3 of the Company’s Form 10-Q dated April 28, 2003 and incorporated herein by reference.

4.1	Form of Warrant filed as Exhibit 4.1 to the Company’s Form 8-K dated September 23, 2004 and incorporated herein by reference.

4.2	Form of Warrant filed as Exhibit 4.2 to the Company’s Form 8-K dated September 23, 2004 and incorporated herein by reference.

10.1	Employment Agreement dated February 29, 1996 between the Company and Anthony Spier, as amended, filed as Exhibit 10.1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 1995 and incorporated herein by reference.

10.2	Wells-Gardner Electronics Corporation Employee 401K Plan dated January 1, 1990, as amended, filed as Exhibit 10.10 of the Company’s Annual Report on Form 10-K for the year ended December 31, 1993 and incorporated herein by reference.

10.3	Wells-Gardner Electronics Corporation 1996 Nonemployee Director Plan filed as Annex A to the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on April 23, 1996 and incorporated herein by reference.

10.4	Wells-Gardner Electronics Corporation Amended and Restated Incentive Stock Plan, as amended and filed as Exhibit 4.1 of the Company’s Form S-8, dated August 21, 1998 and incorporated herein by reference.

10.5	Amended and Restated Sales Representative Agreement dated December 9, 1998, filed as Exhibit 10.1 of the Company’s Form 10-Q dated November 10, 1999 and incorporated herein by reference.

10.6	Acquisition of Certain Assets of American Gaming and Electronics dated January 12, 2000, filed as Exhibits 2.1, 2.2 and 2.3 on Form 8-K, dated January 27, 2000 and incorporated herein by reference.

10.7	Executive Stock Award Plan, filed as Exhibits 4.1 and 4.2 of the Company’s Form S-8, dated May 12, 2000 and incorporated by reference.

10.8	Credit Agreement dated June 30, 2003, between LaSalle Bank National Association and the Company, as amended and filed as Exhibit 10.1 to the Company’s Form 10-Q dated August 11, 2003 and incorporated herein by reference.

10.10	Agreement dated November 21, 2003, between the Company and Local 1031, I.B.E.W., AFL-CIO filed as Exhibit 10.12 of the Company’s Form 10-K for the year ended December 31, 2003 and incorporated herein by reference.

10.11	Securities Purchase Agreement dated as of September 20, 2004 by and among the Company and the purchasers identified on the signature page thereto filed as Exhibit 10.1 to the Company’s Form 8-K dated September 23, 2004 and incorporated herein by reference.

10.12	Securities Purchase Agreement dated as of September 20, 2004 by and among the Company and the purchasers identified on the signature page thereto filed as Exhibit 10.1 to the Company’s Form 8-K dated September 23, 2004 and incorporated herein by reference.

10.13	Second Amendment to the Credit Agreement dated January 17, 2005 filed as Exhibit 10.1 to the Company’s Current Report on Form 8K dated January 17, 2005 and incorporated herein by reference.

10.14	Audited financial statements of the Company’s joint venture, Wells-Eastern Asia Displays (m) Sdn. Bhd. for the year ended December 31, 2005.

10.15	First, Second and Third Amendment to the Employment Agreement between the Company and Anthony Spier filed as Exhibit 10.15 of the Company’s Form 10-K for the year ended December 31, 2004 and incorporated herein by reference.

10.16	Employment Agreement dated February 16, 2000 between the Company and George B. Toma filed as Exhibit 10.16 of the Company’s Form 10-K for the year ended December 31, 2004 and incorporated herein by reference.

10.17	Third Amendment to the Credit Agreement dated April 25, 2005

10.18	Fourth Amendment to the Credit Agreement dated August 10, 2005 filed as Exhibit 10.1 to the Company’s Form 10Q dated August 12, 2005 and incorporated herein by reference.

10.19	Waiver and Fifth Amendment to the Credit Agreement dated November 10, 2005 filed as Exhibit 10.1 to the Company’s Form 10Q dated November 14, 2005 and incorporated herein by reference.

10.20	Sixth Amendment to the Credit Agreement dated March 15, 2006

13.0	Company’s Annual Report to Shareholders for the year ended December 31, 2005.

23.0	Consent of Blackman Kallick Bartelstein LLP

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Statement of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
WELLS-GARDNER ELECTRONICS CORPORATION

By:	/s/ ANTHONY SPIER	Chairman of the Board, President

	Anthony Spier	& Chief Executive Officer	March 15, 2006

	/s/ JAMES F. BRACE	Vice President, Secretary, Treasurer

	James F. Brace	& Chief Financial Officer
		(Principal Accounting Officer)	March 15, 2006
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated.

/s/ ANTHONY SPIER	Chairman of the Board, President
Anthony Spier	& Chief Executive Officer	March 15, 2006

/s/ MERLE BANTA
Merle Banta	Director	March 15, 2006

/s/ MARSHALL L. BURMAN

Marshall L. Burman	Director	March 15, 2006

/s/ FRANK R. MARTIN
Frank R. Martin	Director	March 15, 2006

FINANCIAL SCHEDULE
Schedules not included with this additional financial data have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS (in $000’s)
ALLOWANCE FOR DOUBTFUL ACCOUNTS:

	Year Ended December 31,
	2005	2004	2003

Beginning balance	$100	$146	$147
Additions charged to expense	$38	$14	$31
Deductions	$(4)	$(60)	$(32)

Balance at end of year	$134	$100	$146

INVENTORY OBSOLESCENCE RESERVE:
Beginning balance	$380	$193	$385
Additions charged to expense	$697	$494	$334
Deductions	$(84)	$(307)	$(526)

Balance at end of year	$993	$380	$193

DEFERRED TAX ASSET VALUATION ALLOWANCE:
Beginning balance	$2,678	$2,974	$2,660
Additions charged (credited to) to expense	$1,208	$(296)	$314

Balance at end of year	$3,886	$2,678	$2,974