Form 10-Q
period 2006-03-31
WELLS GARDNER ELECTRONICS CORP
filed 2006-05-15
CIK 105608

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended March 31, 2006

or

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

Large accelerated filer ☐                                 Accelerated filer ☐                             Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes ☒ No

YES ☐                    NO ☒

As of May 12, 2006 approximately 9,169,809 shares of the Common Stock, $1.00 par value of the registrant were outstanding.

WELLS-GARDNER ELECTRONICS CORPORATION

FORM 10-Q TABLE OF CONTENTS

For The Three Months Ended March 31, 2006

PART I – FINANCIAL INFORMATION
Item 1.
Financial Statements:

Condensed Consolidated Statements of Operations (unaudited)
- Three Months Ended March 31, 2006 & 2005

Condensed Consolidated Balance Sheets
- March 31, 2006 & 2005 (unaudited) & December 31, 2005

Condensed Consolidated Statements of Cash Flows (unaudited)
- Three Months Ended March 31, 2006 & 2005

Consolidated Statement of Changes in Shareholders’ Equity
- December, 2001 through March 31, 2006

Notes to the Unaudited Condensed Consolidated Financial Statements

Item 2.
Management’s Discussion & Analysis of Financial Condition & Results of Operations

Item 3.
Quantitative & Qualitative Disclosures About Market Risk

Item 4.
Controls & Procedures

PART II - OTHER INFORMATION

Item 6.
Exhibits & Reports on Form 8-K

SIGNATURES

Item 1. Financial Statements

WELLS-GARDNER ELECTRONICS CORPORATION

Condensed Consolidated Statements of Operations (unaudited)

	Three Months Ended March 31,
	2006	2005
Net sales	$15,485,000	$13,173,000
Cost of sales	13,414,000	11,382,000
Gross Margin	2,071,000	1,791,000
Engineering, selling & administrative expenses	2,336,000	2,589,000
Operating loss	(265,000)	(798,000)
Interest Expense	174,000	70,000
Joint Venture	39,000	(78,000)
Other income	(8,000)	—
Tax expense	—	25,000
Net loss	$(470,000)	$(815,000)

Earnings per share:
Basic loss per share	$(0.05)	$(0.09)
Diluted loss per share	$(0.05)	$(0.09)

Basic average common shares outstanding	9,105,520	9,036,964
Diluted average common shares outstanding	9,105,520	9,036,964

See accompanying notes to the unaudited condensed consolidated financial statements.

WELLS-GARDNER ELECTRONICS CORPORATION

Condensed Consolidated Balance Sheets

	March 31, 2006	March 31, 2005	December 31, 2005
	(unaudited)	(unaudited)
Assets:
Current assets
Cash	$278,000	$675,000	$332,000
Accounts receivable, net	6,711,000	6,480,000	5,103,000
Accounts receivable, affiliates	5,254,000	5,319,000	5,624,000
Inventory	14,871,000	15,631,000	12,731,000
Other current assets	820,000	781,000	1,283,000
Total current assets	$27,934,000	$28,886,000	$25,073,000

Property, plant & equipment, net	1,231,000	1,658,000	1,331,000

Other assets:
Investment in joint venture	1,305,000	1,217,000	1,344,000
Goodwill	1,329,000	1,329,000	1,329,000
Total other assets	2,634,000	2,546,000	2,673,000
Total assets	$31,799,000	$33,090,000	$29,077,000

Liabilities:
Current liabilities
Accounts payable	$4,105,000	$4,665,000	$3,894,000
Accounts payable, affiliates	6,350,000	8,044,000	3,805,000
Accrued expenses	807,000	929,000	748,000
Total current liabilities	$11,262,000	$13,638,000	$8,447,000

Long-term liabilities:
Note payable	8,453,000	4,910,000	8,187,000
Total liabilities	$19,715,000	$18,548,000	$16,634,000

Shareholders’ Equity:
Common stock: authorized 25,000,000 shares $1.00 par value; shares issued and outstanding:
9,169,562 shares as of March 31, 2006 8,637,147 shares as of March 31, 2005 8,643,868 shares as of December 31, 2005	$9,170,000	$8,637,000	$8,644,000
Additional paid-in capital	6,674,000	7,009,000	7,007,000
Accumulated deficit	(3,415,000)	(764,000)	(2,944,000)
Unearned compensation	(345,000)	(340,000)	(264,000)
Total shareholders’ equity	12,084,000	14,542,000	12,443,000
Total liabilities & shareholders’ equity	$31,799,000	$33,090,000 #	$29,077,000

See accompanying notes to the unaudited condensed consolidated financial statements

WELLS-GARDNER ELECTRONICS CORPORATION

Condensed Consolidated Statements of Cash Flows (unaudited)

Three Months Ended March 31, 2006

	Three Months Ended
	March 31, 2006	March 31, 2005
Cash flows from operating activities:
Net loss	$(470,000)	$(815,000)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	135,000	158,000
Amortization of unearned compensation	23,000	24,000
Share of loss/(gain) in joint venture	39,000	(78,000)
Changes in current assets & liabilities
Accounts receivable	(1,608,000)	(723,000)
Inventory	(2,140,000)	(2,076,000)
Prepaid expenses & other	463,000	12,000
Accounts payable	211,000	332,000
Due to/from affiliates	2,915,000	1,337,000
Accrued expenses	59,000	253,000
Net cash used in operating activities	(373,000)	(1,576,000)

Cash (used in) provided by investing activities:
(Additions) disposals to plant & equipment, net	(35,000)	(81,000)
Net cash used in investing activities	(35,000)	(81,000)

Cash provided by (used in) financing activities:
Borrowings (repayments) - note payable	266,000	1,742,000
Proceeds from shares issued, options exercised and purchase plan	88,000	56,000
Net cash provided by financing activities	354,000	1,798,000

Net (decrease) increase in cash	(54,000)	141,000
Cash at beginning of period	332,000	534,000
Cash at end of period	$278,000	$675,000

Supplemental cash flow disclosure:
Interest paid	174,000	70,000
Taxes paid	0	25,000

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(in $000’s)

	Common Stock	Capital In Excess Of Par Value	Accumulated Deficit	Unearned Compensation	Total Shareholders’ Equity
December 31, 2001	$5,272	$3,318	$(1,134)	$(251)	$7,205

Net earnings			815		815
Stock dividend issued	260	(260)			0
Issuance / cancellation of stock awards (net)	(13)	(24)		74	37
Shares issued from stock purchase plan	9	10			19
Stock options exercised	55	70			125
Amortization of unearned compensation				39	39
December 31, 2002	$5,583	$3,114	$(319)	$(138)	$8,240

Net earnings			(697)		(697)
Stock dividend issued	290	(290)			0
Issuance / cancellation of stock awards (net)	61	33		(52)	42
Shares issued from stock purchase plan	6	7			13
Stock options exercised	281	349			630
Amortization of unearned compensation				33	33
December 31, 2003	$6,221	$3,213	$(1,016)	$(157)	$8,261

Net earnings			1,068		1,068
Stock dividend issued	319	(319)			0
Issuance / cancellation of stock awards (net)	4	44		16	64
Private placement shares and warrants	1,217	3,816			5,033
Shares issued from stock purchase plan	1	4			5
Stock options exercised	391	403			794
Amortization of unearned compensation				54	54
December 31, 2004	$8,153	$7,161	$52	$(87)	$15,279

Net earnings			(2,996)		(2,996)
Stock dividend issued	412	(412)			0
Issuance / cancellation of stock awards (net)	36	226		(271)	(9)
Shares issued from stock purchase plan	9	28			37
Stock options exercised	34	4			38
Amortization of unearned compensation				94	94
December 31, 2005	$8,644	$7,007	$(2,944)	$(264)	$12,443

Net earnings			(470)		(470)
Stock dividend issued	436	(436)	(1)		(1)
Issuance / cancellation of stock awards (net)	45	59		(104)	0
Shares issued from stock purchase plan	1	1			2
Stock options exercised	44	32			76
Share-based compensation		11			11
Amortization of unearned compensation				23	23
March 31, 2006	$9,170	$6,674	$(3,415)	$(345)	$12,084

See accompanying notes to the unaudited condensed consolidated financial statements.

WELLS-GARDNER ELECTRONICS CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements

1.             In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, which are necessary for a fair presentation of the financial position and results of operations for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes included in the Company’s 2005 Annual Report to Shareholders. The results of operations for the three months ended March 31, 2006 are not necessarily indicative of the operating results for the full year.

2.             On March 9, 2006, the Company declared a five percent (5%) stock dividend payable to all common stock shareholders of record on March 16, 2006. The dividend was paid on March 30, 2006. For all periods presented, the loss per share has been retroactively restated to reflect the stock dividend.

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

4.             The company has reclassified the service department customer service personnel from cost of sales to engineering, sales and administrative expense. Therefore, the 2005 cost of sales, gross margin and engineering, sales and administrative expense have been changed to reflect this reclassification. The first quarter 2005 cost of sales was reduced by $90,000 compared to the statement of operations reported in the first quarter 2005 Form 10-Q. The gross margin was increased and engineering, sales and administrative expense was increased by $90,000 compared to the statement of operations reported in the first quarter 2005 Form 10-Q.

5.             SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” establishes standards for reporting information about operating segments. Under this standard, the Company has three reportable operating segments: Gaming, Amusement and Other. The table below presents information as to the Company’s revenues and operating earnings before unallocated administration costs. The Company is unable to segment its assets as they are commingled among segments.

	Three Months Ended March 31,
	2006	2005

Net Sales:
Gaming	$12,772,000	$9,859,000
Amusement	$2,589,000	$2,972,000
Other	$124,000	$342,000
Total Net Sales	$15,485,000	$13,173,000

Operating (Loss) Earnings:
Gaming	$424,000	$190,000
Amusement	$276,000	$168,000
Other	$13,000	$4,000
Unallocated Administration Costs	$(978,000)	$(1,160,000)
Total Operating (Loss) Earnings	$(265,000)	$(798,000)

6.             The Company maintains an Incentive Stock Option and Stock Award Plan under which officers and key employees may acquire up to a maximum of 1,772,947 common shares and a Nonemployee Director Stock Plan under which non-employee directors may acquire up to 369,361 common shares. Options may be granted through December 31, 2008 at an option price not less than the market price on the date of grant and are exercisable no earlier than six months or later than ten years from the date of grant. Options vest over two and three year periods. As of March 31, 2006, 18 persons held outstanding options and were eligible to participate in the plans. Such options expire on various dates through April 8, 2014.

In December 2004, the FASB issued SFAS No. 123(R), “Share Based Payment” (“SFAS 123(R)”). This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123(R) requires that the fair value of such equity instruments be recognized as an expense in the historical financial statements as services are performed.

Prior to adopting SFAS 123(R), the Company accounted for share-based employee compensation in accordance with the provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees” and complied with the disclosure provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” and SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of FASB Statement No. 123”. Compensation expense under APB No. 25 is based on the difference, if any, on the date of grant, between the fair value of the Company’s stock and the exercise price of the option. No share-based compensation cost was recognized in the Company’s financial statements for the period ended March 31, 2005, as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant.

The following table illustrates the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of SFAS 123(R) to share-based compensation at March 31, 2005 as compared to expense recorded in the current year:

		Three Months Ended March 31,
		2006	2005
Net Loss:
As Reported		$(470,000)	$(815,000)
Add:	Total share-based compensation expense included in net loss	$11,000
Deduct:	Total share-based compensation expense (recorded at fair value)	$(11,000)	$(4,000)
Pro forma net loss		$(470,000)	$(819,000)

Net loss per common and common equivalent share:
	Basic – as reported	$(0.05)	$(0.09)
	Diluted – as reported	$(0.05)	$(0.09)
	Basic – pro forma	$(0.05)	$(0.09)
	Diluted – pro forma	$(0.05)	$(0.09)

The Company adopted the provisions of SFAS 123(R) effective January 1, 2006 using a modified version of prospective application. This transition method provides that the Company would recognize compensation cost after the effective date as the requisite service is rendered for the portion of options outstanding at January 1, 2006, based on the grant-date fair value of those options calculated under Statement 123 for pro forma disclosures. No share-based payments were granted subsequent to the effective date. Under the modified version of prospective application, prior period statements have not been restated.

For the three month period ended March 31, 2006, total share-based compensation expense of $11,000 was included in engineering, selling and administrative expense and deducted in arriving at net loss. As of March 31, 2006 the Company had no unrecognized compensation expense as all outstanding options are fully vested. The Company has no tax effects to be reported as a result of the recognition of share-based compensation cost.

A summary of status of the Company’s stock options as of March 31, 2006 and changes during the three months then ended is presented below:

	Options Outstanding	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value

Balance, January 1, 2006	350,247	$2.39
Options granted	—
5% stock dividend	14,684	$2.35
Options exercised	(47,704)	$1.84
Options forfeited	(8,947)	$3.04
Balance, March 31, 2006	308,280	$2.35	3.4	$2,850

Exercisable, March 31, 2006	308,280	$2.35	3.4	$2,850

7.             East Asia Technology Limited (“Eastech”) supplies the company with almost all of its foreign produced LCDs. An initial supply agreement with Eastech China’s operations began in August, 2005. The Company’s policy in regards to the initial supply agreement was title passed to Wells Gardner Electronics at the time the goods were received. As of January 1, 2006 the company modified the supply agreement to state title passes to Wells Gardner Electronics at the time the goods depart the port of Hong Kong. Accordingly, the March 31, 2006 condensed consolidated balance sheets include the in transit LCD finished goods in inventory and accounts payable affiliates of $1,737,000.

8.             Our inventory detail as of March 31, 2006, March 31, 2005 and December 31, 2005 was as follows:

	March 31, 2006	March 31, 2005	December 31, 2005
	(unaudited)	(unaudited)
Inventory:
Raw materials	$4,622,000	$4,956,000	$5,821,000
Work in progress	593,000	380,000	127,000
Finished goods	9,656,000	10,295,000	6,783,000
Total	$14,871,000	$15,631,000	$12,731,000

9.             On June 30, 2003, the Company entered into a three-year credit agreement with LaSalle Bank. On August 10, 2005, the Company amended the credit agreement with LaSalle Bank to extend it one year to June 30, 2007. The agreement is a $12 million revolving credit facility, which bears interest at either prime plus 100 basis points or at LIBOR plus 350 basis points, determined at the Company’s election. The LaSalle facility is collateralized by the assets of the Company. The LaSalle facility includes all reasonable and customary covenants and terms typically included in such facility. On March 15, 2006, the Company amended the credit agreement with LaSalle Bank to modify the tangible net worth, the leverage ratio, and the minimum EBITDA covenants and to establish a $500,000 availability reserve.

10.           The company has reclassified the additional paid in capital and accumulated deficit in shareholders’ equity to properly reflect the accounting for stock dividends since 2002. Stock dividends are capitalized to par value and to additional paid in capital as long as the company has positive retained earnings. If the company does not have retained earnings, only the par value is capitalized. Since the end of 2001, the company has not had sufficient retained earnings to capitalize the stock dividend value in excess of par value to additional paid in capital. However, entries had been made in error in each of these years to increase additional paid in capital and accumulated deficit. The Company has reduced additional paid in capital and accumulated deficit for the years 2002, 2003, 2004, 2005 in the amount of $712,000, $606,000, $1,139,000 and $2,122,000, respectively, to reflect this reclassification.

Item 2. Management’s Discussion & Analysis of Financial Condition & Results of Operations

Three Months Ended March 31, 2006 & 2005

For the first quarter ended March 31, 2006, net sales increased 18% to $15,485,000 from $13,173,000 in the prior year’s period. Gaming sales increased by 30% from $9,859,000 to $12,772,000 due to the mix shifting to LCD monitors (which have a higher average sales price), the sales of replacement LCDs directly to casinos, and higher used game sales. Amusement sales decreased by 13% to $2,589,000 from $2,972,000. Other sales declined 64% to $124,000 from $342,000.

Gross operating margin as a percentage of sales was 13.4%, or $2,071,000, compared to 13.6%, or $1,791,000, for the same period last year. The decline in gross margin percentage was due to lower parts sales and lower CRT margins almost completely offset by higher LCD margins. Gaming industry gross margins declined by 1.1% due to significantly lower parts and service sales and lower gaming CRT margins as gaming LCD margins actually increased year over year. Amusement industry gross margins increased by 3.4% due to slightly higher average selling prices.

Engineering, selling, and administrative expenditures decreased by $253,000 in the first quarter 2006 to $2,336,000 from $2,589,000 in the first quarter of 2005 primarily due to the non recurring separation of an officer expense last year.

Equity expense (income) in the joint venture was $39,000 in the first quarter 2006 compared to ($78,000) in the same period 2005 due to significantly lower sales volume and currency losses of the joint venture. Interest expense was $174,000 in the first quarter 2006 compared to $70,000 in the prior year period due to higher borrowings and higher interest rates. Other (income) / expense was ($8,000) in the first quarter 2006 compared to $0 the first quarter 2005 and tax expense was $0 in the first quarter 2006 compared to $25,000 the first quarter 2005.

For the first quarter of 2006, the Company reported a net loss of ($470,000) or ($0.05) per basic and diluted share compared to a net loss of ($815,000) or ($0.09) per basic and diluted share for the comparable 2005 quarter.

Market & Credit Risks

The Company is subject to certain market risks, mainly interest rate risk. In 2003, the Company entered into a three-year, $12 million, secured credit facility with LaSalle Bank NA, which was extended one year and now matures on June 30, 2007. At March 31, 2006, the Company had total outstanding bank debt of $8.5 million at an average interest rate of 8.38%. Four million dollars of the Company’s interest rate is fixed at 8.28% until August 25, 2006. The balance is either at prime plus 1.00% or Libor plus 3.50%. All of the Company’s debt is subject to variable interest rates after August 25, 2006. An adverse change in interest rates during the time that this debt is outstanding would cause an increase in the amount of interest paid. A 100 basis point increase in interest rates would result in an annual increase of approximately $85,000 in additional interest expense recognized in the financial statements based on the March 31, 2006  outstanding loan balance. The Company may pay down the loans at any time without penalty.

The Company is exposed to credit risk on certain assets, primarily accounts receivable. The Company provides credit to customers in the ordinary course of business and performs ongoing credit evaluations. Concentrations of credit risk with respect to trade receivables are somewhat limited due to the number of customers comprising the Company’s customer base.

Liquidity & Capital Resources

Cash used by operating activities during the third quarter ended March 31, 2006 was $373,000.

Accounts receivable increased by $1,608,000 to $6,711,000 due to the sales level being higher in the first quarter 2006 compared to the fourth quarter 2005. Accounts receivable days outstanding increased slightly from 35 days at December 31, 2005 to 39 days at March 31, 2006. Inventory increased $2,140,000 to $14,871,000, primarily due to including the in transit LCD finished goods. Although days cost of sales in inventory increased from 97 days at December 31, 2005 to 101 days at March 31, 2006, they decreased by 7 days after adjusting for the 11 days added for the in transit LCD finished goods. Due from affiliates increased more than due to affiliates by $2,915,000 in the first quarter, due to the in transit LCD finished goods in inventory and higher sales volume. Accounts payable increased by $211,000. However, accounts payable days outstanding decreased from 35 days at December 31, 2005 to 33 days at March 31, 2006. Prepaid expenses decreased by $463,000 and accrued expenses increased by $59,000.

Cash used in investing activities was $35,000 for plant and equipment, net, primarily for tooling and computer hardware and software.

Long-term notes payable increased to $8,453,000 at March 31, 2006 from $8,187,000 at December 31, 2005, providing $266,000 cash from financing activities. Proceeds from options exercised were $88,000.

Cash decreased $54,000 from December 31, 2005 to $278,000 as of March 31, 2006.

New Accounting Pronouncements

Except for the adoption of SFAS #123( R) effective January 1, 2006, no new accounting pronouncements have been issued which would have a material effect upon our consolidated financial position, results of operations, and cash flows.

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

Item 3. Quantitative & Qualitative Disclosures About Market Risk

There have been no material changes to the Company’s market risk during the three months ended March 31, 2006. For additional information on market risk, refer to the “Quantitative and Qualitative Disclosures about Market Risk” section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

Item 4. Controls & Procedures

The Company has established a Disclosure Committee, which is made up of the Company’s Chief Executive Officer, Chief Financial Officer and other members of management. The Disclosure Committee conducts an evaluation of the effectiveness of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) as of the end of the period covered by this report. While the Company has limited resources and cost constraints, based on the evaluation required by Rule 13a-15(b), the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this quarterly report has been made known to them. As of March 31, 2006, there have been no known significant changes in internal controls or in other factors that could significantly affect these controls.

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

(b). Reports on Form 8-K:

On March 7, 2006, the Company issued a press release announcing its financial results for the fourth quarter and full year, 2005.

On March 9, 2006, the Company issued a press release announcing a 5% stock dividend payable on March 30, 2006 to holders of record as of March 16, 2006.

On March 20, 2006, the Company filed its 2005 Form 10-K.

On March 23, 2006, the Company filed its 2006 Shareholder’s Annual Meeting Proxy.

On March 31, 2006, the Company issued a press release announcing Wells Gardner Electronics LCDs have been approved for IGT machines in jurisdictions throughout North America.

On April, 25, 2006, the Company issued a press release announcing its financial results for the first quarter 2006.

On May 2, 2006, the Company issued a press release announcing Wells Gardner Electronics filing of a lawsuit against Tovis of Korea.

On May 2, 2006, the Company filed a Form 8-K announcing the filing of a lawsuit against Tovis of Korea including a copy of the complaint.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WELLS-GARDNER ELECTRONICS CORPORATION

Date: May 15, 2006	By:	/s/ JAMES F. BRACE
James F. Brace
Vice President of Finance,
Chief Financial Officer,
Treasurer & Corporate Secretary