Form 10-Q
period 2006-06-30
WELLS GARDNER ELECTRONICS CORP
filed 2006-08-14
CIK 105608

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

☒                              Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended June 30, 2006.

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

☐ Yes           ☒ No

As of August 4, 2006 approximately 9,188,558 shares of the Common Stock, $1.00 par value of the registrant were outstanding.

WELLS-GARDNER ELECTRONICS CORPORATION

FORM 10-Q TABLE OF CONTENTS

For The Three Months and Six Months Ended June 30, 2006

PART I — FINANCIAL INFORMATION
Item 1.
Financial Statements:

Condensed Consolidated Statements of Earnings (Loss) (unaudited)
— Three Months Ended June 30, 2006 & 2005
— Six Months Ended June 30, 2006 & 2005

Condensed Consolidated Balance Sheets
— June 30, 2006 & 2005 (unaudited) & December 31, 2005

Condensed Consolidated Statements of Cash Flows (unaudited)
— Three Months Ended June 30, 2006 & 2005
— Six Months Ended June 30, 2006 & 2005

Notes to the Unaudited Condensed Consolidated Financial Statements

Item 2.
Management's Discussion & Analysis of Financial Condition & Results of Operations

Item 3.
Quantitative & Qualitative Disclosures about Market Risk

Item 4.
Controls & Procedures

PART II - OTHER INFORMATION
Item 5.
Submission of Matters to a Vote of Security Holders

Item 6.
Exhibits & Reports on Form 8-K

SIGNATURES

Item 1. Financial Statements

WELLS-GARDNER ELECTRONICS CORPORATION

Condensed Consolidated Statements of Earnings (Loss) (unaudited)

Three Months and Six Months Ended June 30, 2006

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net sales	$18,304,000	$19,358,000	$33,789,000	$32,532,000
Cost of sales	15,538,000	17,270,000	28,952,000	28,654,000
Gross margin	2,766,000	2,088,000	4,837,000	3,878,000
Engineering, selling & administrative expenses	2,381,000	2,625,000	4,717,000	5,214,000
Operating earnings (loss)	385,000	(537,000)	120,000	(1,336,000)
Interest expense	202,000	95,000	376,000	165,000
Investment in Joint Venture	(56,000)	(123,000)	(17,000)	(201,000)
Tax and other (income) expense, net	—	—	(8,000)	25,000
Net earnings (loss)	$239,000	$(509,000)	$(231,000)	$(1,325,000)

Earnings per share:
Basic earnings (loss) per share	$0.03	$(0.06)	$(0.03)	$(0.15)
Diluted earnings (loss) per share	$0.03	$(0.06)	$(0.03)	$(0.15)

Basic average common shares outstanding	9,169,820	9,072,013	9,137,494	9,054,585
Diluted average common shares outstanding	9,198,412	9,072,013	9,137,494	9,054,585

WELLS-GARDNER ELECTRONICS CORPORATION

Condensed Consolidated Balance Sheets

	June 30,	June 30,	December 31,
	2006	2005	2005
	(unaudited)	(unaudited)
Assets:
Current assets
Cash	$477,000	$495,000	$332,000
Accounts receivable, net	8,100,000	7,549,000	5,103,000
Accounts receivable, affiliates	4,824,000	5,300,000	5,624,000
Inventory	14,146,000	14,045,000	12,731,000
Other current assets	1,220,000	774,000	1,283,000
Total current assets	$28,767,000	$28,163,000	$25,073,000

Property, plant & equipment, net	1,110,000	1,574,000	1,331,000

Other assets:
Investment in joint venture	1,361,000	1,340,000	1,344,000
Goodwill	1,329,000	1,329,000	1,329,000
Total other assets	2,690,000	2,669,000	2,673,000
Total assets	$32,567,000	$32,406,000	$29,077,000

Liabilities:
Current liabilities
Accounts payable	$3,231,000	$7,104,000	$3,894,000
Accounts payable, affiliates	6,108,000	6,402,000	3,805,000
Accrued expenses	931,000	1,079,000	748,000
Total current liabilities	$10,270,000	$14,585,000	$8,447,000

Long-term liabilities:
Note payable	9,948,000	3,746,000	8,187,000
Total liabilities	$20,218,000	$18,331,000	$16,634,000

Shareholders’ Equity:
Common stock: authorized 25,000,000 shares $1.00 par value; shares issued and outstanding: 9,170,386 shares as of June 30, 2006 8,641,903 shares as of June 30, 2005 8,643,868 shares as of December 31, 2005	$9,170,000	$8,642,000	$8,644,000
Additional paid-in capital	6,675,000	7,022,000	7,007,000
Accumulated deficit	(3,176,000)	(1,273,000)	(2,944,000)
Unearned compensation	(320,000)	(316,000)	(264,000)
Total shareholders’ equity	12,349,000	14,075,000	12,443,000
Total liabilities & shareholders’ equity	$32,567,000	$32,406,000	$29,077,000

See accompanying notes to the unaudited condensed consolidated financial statements

WELLS-GARDNER ELECTRONICS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Three Months and Six Months Ended June 30, 2006

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2006	2005	2006	2005
Cash flows from operating activities:
Net earnings (loss)	$239,000	$(509,000)	$(231,000)	$(1,325,000)
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	136,000	152,000	271,000	310,000
Amortization of unearned compensation	25,000	24,000	48,000	48,000
Share of (gain)/loss in joint venture	(56,000)	(123,000)	(17,000)	(201,000)
Changes in current assets & liabilities
Accounts receivable	(1,389,000)	(1,069,000)	(2,997,000)	(1,792,000)
Inventory	725,000	1,587,000	(1,415,000)	(489,000)
Prepaid expenses & other	(400,000)	7,000	63,000	19,000
Accounts payable	(874,000)	2,439,000	(663,000)	2,771,000
Due to/from affiliates	188,000	(1,623,000)	3,103,000	(286,000)
Accrued expenses	124,000	149,000	183,000	402,000
Net cash (used in) provided by operating activities	$(1,282,000)	$1,034,000	$(1,655,000)	$(543,000)

Cash provided by (used in) investing activities:
(Additions) disposals to plant & equipment, net	(16,000)	(68,000)	(51,000)	(148,000)
Net cash (used in) provided by investing activities	$(16,000)	$(68,000)	$(51,000)	$(148,000)

Cash provided by (used in) financing activities:
Borrowings (repayments) - note payable	1,495,000	(1,164,000)	1,761,000	578,000
Proceeds from shares issued, options exercised and purchase plan	2,000	18,000	90,000	74,000
Net cash provided by (used in) financing activities	$1,497,000	$(1,146,000)	$1,851,000	$652,000

Net increase (decrease) in cash	199,000	(180,000)	145,000	(39,000)
Cash at beginning of period	278,000	675,000	332,000	534,000
Cash at end of period	$477,000	$495,000	$477,000	$495,000

Supplemental cash flow disclosure:
Interest paid	202,000	95,000	376,000	165,000
Taxes paid	0	0	0	25,000

WELLS-GARDNER ELECTRONICS CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements

1.             In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, which are necessary for a fair presentation of the financial position and results of operations for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted.  These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes included in the Company’s 2005 Annual Report to Shareholders. The results of operations for the three months and the six months ended June 30, 2006 are not necessarily indicative of the operating results for the full year.

2.             On March 9, 2006, the Company declared a five percent (5%) stock dividend payable to all common stock shareholders of record on March 16, 2006.  The dividend was paid on March 30, 2006.  For all periods presented, the earnings (loss) per share have been retroactively restated to reflect the stock dividend.

3.             Basic earnings per share are based on the weighted average number of shares outstanding whereas diluted earnings per share include the dilutive effect of unexercised common stock equivalents. Potentially dilutive securities are excluded from diluted earnings per share calculations for periods with a net loss.  Both basic and diluted earnings per share reflect the stock dividend described in Note 2.

4.             The company has reclassified the service department customer service personnel from cost of sales to engineering, sales and general and administrative expense.  Therefore, the 2005 cost of sales, gross margin and engineering, sales and general and administrative expense have been changed to reflect this reclassification.  The three months and six months 2005 cost of sales were reduced by $79,000 and $168,000, respectively, compared to the statement of operations reported in the second quarter 2005 Form 10-Q.  The gross margin was increased and engineering, sales and general and administrative expense was increased by $79,000 and $168,000, respectively, compared to the statement of operations reported in the second quarter 2005 Form 10-Q.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Net Sales:
Gaming	$15,547,000	$14,490,000	$28,319,000	$24,349,000
Amusement	$2,650,000	$4,585,000	$5,239,000	$7,558,000
Other	$107,000	$283,000	$231,000	$625,000
Total Net Sales	$18,304,000	$19,358,000	$33,789,000	$32,532,000

Operating Earning (Loss):
Gaming	$1,016,000	$645,000	$1,437,000	$835,000
Amusement	$344,000	$(124,000)	$622,000	$34,000
Other	$20,000	$43,000	$34,000	$58,000
Unallocated Administration Costs	$(995,000)	$(1,101,000)	$(1,973,000)	$(2,263,000)
Total Operating Earnings (Loss)	$385,000	$(537,000)	$120,000	$(1,336,000)

6.             The Company maintains an Incentive Stock Option and Stock Award Plan under which officers and key employees may acquire up to a maximum of 1,772,947 common shares and a Nonemployee Director Stock Plan under which non-employee directors may acquire up to 369,361 common shares. Options may be granted through December 31, 2008 at an option price not less than the market price on the date of grant and are exercisable no earlier than six months or later than ten years from the date of grant.  Options vest over two and three year periods.  As of June 30, 2006, 18 persons held outstanding options and were eligible to participate in the plans.  Such options expire on various dates through April 8, 2014.

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

Prior to adopting SFAS 123(R), the Company accounted for share-based employee compensation in accordance with the provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees” and complied with the disclosure provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” and SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — an amendment of FASB Statement No. 123”.  Compensation expense under APB No. 25 is based on the difference, if any, on the date of grant, between the fair value of the Company’s stock and the exercise price of the option.  No share-based compensation cost was recognized in the Company’s financial statements for the period ended March 31, 2005, as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant.

The following table illustrates the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of SFAS 123(R) to share-based compensation at June 30, 2005 as compared to expense recorded in the current year:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005

Net earnings (loss): As reported	$239,000	$(509,000)	$(231,000)	$(1,325,000)
Add: Total share-based compensation expense included in net earnings (loss)	$—	$—	$11,000	$—
Deduct: Total share-based compensation expense (recorded at fair value)	$—	$(3,000)	$(11,000)	$(6,000)
Pro forma net earnings (loss)	$239,000	$(512,000)	$(231,000)	$(1,331,000)

Net earnings (loss) per common and common equivalent share:
Basic - As Reported	0.03	($0.06)	($0.03)	($0.15)
Diluted - As Reported	0.03	($0.06)	($0.03)	($0.15)
Basic - Pro Forma	0.03	($0.06)	($0.03)	($0.15)
Diluted - Pro Forma	0.03	($0.06)	($0.03)	($0.15)

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

For the six month period ended June 30, 2006, total share-based compensation expense of $11,000 was included in engineering, selling and administrative expense and deducted in arriving at net loss.  The Company has no tax effects to be reported as a result of the recognition of share-based compensation cost.

A summary of status of the Company’s stock options as of June 30, 2006 and changes during the six months then ended is presented below:

	Options Outstanding	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value

Balance, January 1, 2006	350,247	$2.39
Options granted	—
5% stock dividend	14,684	$2.35
Options exercised	(47,704)	$1.84
Options forfeited	(8,947)	$3.04
Balance, June 30, 2006	308,280	$2.35	3.4	$2,850

Exercisable, June 30, 2006	308,280	$2.35	3.4	$2,850

7.             East Asia Technology Limited (“Eastech”) supplies the company with almost all of its foreign produced LCDs.  An initial supply agreement with Eastech China’s operations began in August, 2005. The Company’s policy in regards to the initial supply agreement was title passed to Wells Gardner Electronics at the time the goods were received. As of January 1, 2006 the company modified the supply agreement to state title passes to Wells Gardner Electronics at the time the goods depart the port of Hong Kong. Accordingly, the June 30, 2006 condensed consolidated balance sheets include the in transit LCD finished goods in inventory and accounts payable affiliates of $1,635,000.

8.             Our inventory detail as of June 30, 2006, June 30, 2005 and December 31, 2005 was as follows:

	June 30,	June 30,	December 31,
	2006	2005	2005
	(unaudited)	(unaudited)
Inventory:
Raw materials	$3,635,000	$5,124,000	$5,821,000
Work in progress	991,000	1,164,000	127,000
Finished goods	7,885,000	7,757,000	6,783,000
Finshed LCDs In Transit	1,635,000
Total	$14,146,000	$14,045,000	$12,731,000

9.             On June 30, 2003, the Company entered into a three-year credit agreement with LaSalle Bank.  On August 10, 2005, the Company amended the credit agreement with LaSalle Bank to extend it one year to June 30, 2007.  The agreement is a $12 million revolving credit facility, which bears interest at either prime plus 100 basis points or at LIBOR plus 350 basis points, determined at the Company’s election.  The LaSalle facility is collateralized by the assets of the Company.  The LaSalle facility includes all reasonable and customary covenants and terms typically included in such facility.  On March 15, 2006, the Company amended the credit agreement with LaSalle Bank to modify the tangible net worth, the leverage ratio, and the minimum EBITDA covenants and to establish a $500,000 availability reserve.  The Company is in compliance with all of its covenants at June 30, 2006.  On August 9, 2006, LaSalle Bank agreed to extend the term of the current credit agreement one month to July 31, 2007.

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

Item 2. Management’s Discussion & Analysis of Financial Condition & Results of Operations

Three Months Ended June 30, 2006 & 2005

For the second quarter ended June 30, 2006, net sales declined by 5% to $18,304,000 from $19,358,000 in the prior year’s period.  Gaming sales increased by 7% to $15,547,000 from $14,490,000 due to the transition from CRT to LCD monitors, which have a higher average sales price.  Amusement sales decreased by 42% to $2,650,000 from $4,585,000 due to weak industry conditions.  Overall unit volume declined slightly due to significantly lower CRT unit sales offset by higher LCD unit sales at higher average sales prices.

Gross operating margin as a percentage of sales was 15.1%, or $2,766,000, compared to 10.8%, or $2,088,000, for the same period last year for a gross margin dollar increase of 33%.  The significant improvement in gross margins was due to the successful implementation of our second half 2005 profit improvement plans.  Gaming industry gross margins increased by 1.4 percentage points due to new lower cost CRT board sets and lower LCD costs.  Amusement industry gross margins increased by 17.8 percentage points due to significantly lower air freight expense and higher average sales prices.  Both segments benefited from our lower headcount, better scheduling and procurement activity, and lower tooled metal expense.

Engineering, selling, and administrative expenditures decreased by $244,000 in the second quarter 2006 to $2,381,000 from $2,625,000 in the second quarter of 2005.  Non recurring items in 2005 were $242,000, primarily resulting from the termination of the Pentranic acquisition.  Therefore, recurring operating expenses were essentially the same the second quarter 2006 compared to the same period last year.

Equity income in the joint venture was $56,000 in the second quarter 2006 compared to $123,000 in the same period 2005 due to significantly lower sales volume and currency losses of the joint venture. Interest expense was $202,000 in the second quarter 2006 compared to $95,000 in the prior year period due to higher borrowings and higher interest rates. Both other (income) / expense and tax expense were $0 in the second quarter 2006 compared to $0 the second quarter 2005.

For the second quarter of 2006, the Company reported net earnings of $239,000 or $0.03 per basic and diluted share, compared to a net loss of $(509,000) or $(0.06) per basic and diluted share for the comparable 2005 quarter.

Six Months Ended June 30, 2006 & 2005

For the six months ended June 30, 2006, net sales increased 4% to $33,789,000 from $32,532,000 in the prior year’s period.  Gaming sales increased by 16% to $28,319,000 from $24,349,000 due to an extensive switch to LCD monitors, which have a higher average sales price.  Amusement sales declined by 31% to $5,239,000 from $7,558,000.  Other sales decreased 63% to $231,000 from

$625,000 due to lower bowling monitor sales.  Overall unit volume was flat with increases in gaming unit sales and lower amusement and other unit sales.

Gross operating margin as a percentage of sales was 14.3%, or $4,837,000, compared to 11.9%, or $3,878,000, for the same period last year for a gross margin increase of 25%.  The significant improvement in gross margins was due to the successful implementation of our second half 2005 profit improvement plans.  Gaming industry gross margins increased by 0.4 percentage points due to more LCD production occurring in China.  Amusement industry gross margins increased by 13.2 percentage points due to significantly lower air freight expense and higher average sales prices.  Other industry gross margins increased by 11.9 percentage points due to low unit volume at higher margins.  All segments benefited from our lower headcount, better scheduling and procurement activity, and lower tooled metal expense.

Engineering, selling, and administrative expenditures decreased $497,000 in the first six months 2006 to $4,717,000 from $5,214,000 the first six months 2005.  Non recurring items in operating expense totaled $487,000 in the first six months 2005, $307,000 for the CFO change expenses and $180,000 for termination of the Pentranic acquisition expense.  Therefore, recurring operating expense declined a nominal $10,000 in the first six months year over year.

Equity income in the joint venture was $17,000 in the first six months 2006 compared to $201,000 in the same period 2005 due to significantly lower sales volume and currency losses of the joint venture. Interest expense was $376,000 in the first six months 2006 compared to $165,000 in the prior year period due to higher borrowings and higher interest rates.  Other (income) / expense was ($8,000) in the first six months 2006 compared to $0 the first six months  2005 and tax expense was $0 in the first six months 2006 compared to $25,000 the first six months 2005.

For the six months of 2006, the Company reported a net loss of ($231,000), or ($0.03) per basic and diluted share compared to a net loss of $(1,325,000) or $(0.15) per basic and diluted share for the comparable 2005 period.

Market & Credit Risks

The Company is subject to certain market risks, mainly interest rate risk. In 2003, the Company entered into a three-year, $12 million, secured credit facility with LaSalle Bank NA, which was extended one year and now matures on June 30, 2007. On August 9, 2006, LaSalle Bank agreed to extend the term of the current credit agreement one month to July 31, 2007.

At June 30, 2006, the Company had total outstanding bank debt of $9.9 million at an average interest rate of 8.9%.  Four million dollars of the Company’s interest rate is fixed at 8.28% until August 25, 2006. The balance is either at prime plus 1.00% or Libor plus 3.50%. All of the Company’s debt is subject to variable interest rates after August 25, 2006. An adverse change in interest rates during the time that this debt is outstanding would cause an increase in the amount of interest paid. A 100 basis point increase in interest rates would result in an annual increase of approximately $99,000 in additional interest expense recognized in the financial statements based on the June 30, 2006 outstanding loan balance. The Company may pay down the loans at any time without penalty.

The Company is exposed to credit risk on certain assets, primarily accounts receivable. The Company provides credit to customers in the ordinary course of business and performs ongoing credit evaluations. Concentrations of credit risk with respect to trade receivables are somewhat limited due to the number of customers comprising the Company’s customer base.

Liquidity & Capital Resources

Cash used by operating activities during the second quarter ended June 30, 2006 was $1,282,000.

Accounts receivable increased by $1,389,000 to $8,100,000 due to the sales level being higher in the second quarter 2006 compared to the first quarter 2006.  Accounts receivable days outstanding increased slightly from 39 days at March 31, 2006 to 40 days at June, 2006.  Inventory decreased $725,000 to $14,146,000, primarily due to lower CRT finished goods. Days cost of sales in inventory decreased from 101 days at March 31, 2006 to 84 days at June 30, 2006 due to higher sales volume and lower CRT inventory.  Due from affiliates increased more than due to affiliates by $188,000 in the second quarter, due to higher sales volume. Accounts payable increased by $874,000 due to the higher sales volume.  Accounts payable days outstanding increased from 33 days at March 31, 2006 to 39 days at June 30, 2006.  Prepaid expenses increased by $399,000 and accrued expenses increased by $124,000.

Cash used in investing activities was $16,000 for plant and equipment, net, primarily for computer hardware and software.

Long-term notes payable increased to $9,948,000 at June 30, 2006 from $8,453,000 at March 31, 2006, providing $1,495,000 cash from financing activities. Proceeds from options exercised were $2,000.

Cash increased $199,000 from March 31, 2006 to $477,000 as of June 30, 2006.

Cash used in operating activities during the six months ended June 30, 2006 was $1,655,000. This cash use was financed principally by the Company’s credit facility.

Accounts receivable increased by $2,997,000 to $8,100,000 from $5,103,000 at year-end 2005.  This increase is attributable to significantly higher sales in the first six months of 2006.  Accounts receivable days outstanding increased from 35 days at December 31, 2005 to 40 days at June 30, 2006.    Inventory increased by $1,415,000 to $14,146,000 from $12,731,000 at year-end 2005. This increase is attributable to the Company changing its inventory accounting to include LCD finished goods in transit.  LCD finished goods in transit was $1,635,000, which means that inventory actually declined by $220,000 in the first six months on a comparable basis.  Days cost of sales in inventory actually declined from 97 days at December 31, 2005 to 84 days at June 30, 2006.  Due to affiliates increased more than due from affiliates by $3,103,000 in the first half.  Accounts payable decreased by $663,000 to a total of $3,231,000.  Accounts payable days outstanding decreased from

66 days at December 31, 2005 to 56 days at June 30, 2006.  Prepaid expenses increased by $63,000 and accrued expenses increased by $183,000.

The company used cash to invest in plant, property and equipment of $51,000 the first half 2006.

Long-term notes payable increased the first half 2005 by $1,761,000 to $9,948,000 from $8,187,000 at year-end 2005 providing cash for operations.  Under its current credit facility, the Company is required to maintain certain financial covenants. While the Company is currently meeting its financial covenants through June 30, 2006, its liquidity could be adversely affected if it is unable to do so. For the foreseeable future, the Company believes that its financial requirements can be met with funds generated from operating activities and from its credit facility.  The company also obtained $90,000 in proceeds from the exercise of options and the employee stock purchase plan.

As of June 30, 2006, cash increased $145,000 from year-end 2005.  On a daily basis, the Company utilizes a sweep account to reduce its cash balance to minimize its outstanding balance on its revolving line of credit and its interest expense.  The cash balance will fluctuate based on the timing of checks clearing the Company’s accounts.

New Accounting Pronouncements

Except for the adoption of SFAS #123(R) effective January 1, 2006, no new accounting pronouncements have been issued which would have a material effect upon our consolidated financial position, results of operations, and cash flows.

Lawsuit Filed by the Company and Amendment to the Indemnification Section of the Bylaws

On May 1, 2006, Wells-Gardner Electronics Corporation (the “Company”) filed a complaint against Tovis Co., Ltd., a Korean corporation (“Tovis”) and its wholly owned Nevada subsidiary, Tovis U.S.A., alleging federal and state antitrust violations. The complaint, captioned Wells-Gardner Electronics Corp., Plaintiff, v. Tovis Co., Ltd. and Tovis U.S.A., Defendants, was filed on May 1,

2006 in the United States District Court, District of Nevada, alleging discriminatory pricing under the Robinson-Patman Act, attempting to monopolize under the Sherman Act, unfair trade practices and tortuous interference with contractual relations under Nevada state law.

These alleged violations were based upon the Company’s belief that Tovis has been maintaining substantially supra-competitive prices in its sales of liquid crystal displays (“LCDs”) to International Gaming Technology (“IGT”) to subsidize its strategy of offering discriminatorily low and below-cost sales to the Company’s key customers. For example, the Company believes that Tovis is selling LCDs to IGT, a non-customer of the Company, for $660 per unit and selling to another customer of the Company for $500 per unit, below the potentially relevant measures of the cost of such units. The Company believes discriminatory pricing is occurring on other products as well. The competitive market for similar LCD units is at or below $600 per unit. The Company is seeking treble damages, injunctive relief and costs of the suit, including reasonable attorneys’ fees.

On June 26, 2006, defendants Tovis Co. Ltd and Tovis USA filed an Answer and Counterclaims in the antitrust lawsuit brought against them by the Company. The pleading filed by Tovis adds an officer of the company as a counter-defendant and asserts that the Company and the officer “have advised at least Tovis largest customer, IGT, that Tovis is intentionally inflating its prices to IGT and as a result is at a minimum ripping IGT off and providing it with outrageous pricing.” Tovis asserts that these statements are false and constitute intentional interference and trade libel.

The Company believes that these Counterclaims are without merit.

The indemnification section of the bylaws of Wells Gardner Electronics was amended at a Board of Directors meeting on August 3, 2006. The changes to the indemnity section of the bylaws make it clear that the Company shall advance legal expenses to an individual officer when the officer is named in a lawsuit where the officer was acting on behalf of the Company. The change also provides that if the officer is later found to have acted inappropriately, that the officer shall then return the legal expense advances to the Company. In addition the indemnity section of the bylaws was changed to provide for dispute resolution among the parties to be done by arbitration rather than by trial. The officer referenced above in the Tovis matter is presently being indemnified by the Company.

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

Item 3. Quantitative & Qualitative Disclosures about Market Risk

There have been no material changes to the Company’s market risk during the three months or six months ended June 30, 2006. For additional information on market risk, refer to the “Quantitative and Qualitative Disclosures about Market Risk” section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

Item 4. Controls & Procedures

The Company has established a Disclosure Committee, which is made up of the Company’s Chief Executive Officer, Chief Financial Officer and other members of management. The Disclosure Committee conducts an evaluation of the effectiveness of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) as of the end of the period covered by this report. While the Company has limited resources and cost constraints, based on the evaluation required by Rule 13a-15(b), the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this quarterly report has been made known to them. As of June 30, 2006, there have been no known significant changes in internal controls or in other factors that could significantly affect these controls.

PART II - OTHER INFORMATION

Item 5.  Submission of Matters to a Vote of Security Holders

A.                                   The annual meeting of stockholders of Wells-Gardner Electronics Corporation was held on April 25, 2006.

B.            Set forth below is the tabulation of the votes on each nominee for election as a director:

		Withhold	Broker
	For	Authority	Non-votes
Merle H. Banta	7,602,322	251,179	0
Marshall L. Burman	7,621,243	214,632	0
Frank R. Martin	7,629,470	206,405	0
Anthony Spier	7,584,696	251,179	0

C.                                     Set forth below is the tabulation of the vote to approve the appointment of Blackman Kallick Bartelstein, LLP, as independent public accountants of the Company for the current fiscal year:

For	Against	Abstain
7,698,413	109,304	28,158

PART II - OTHER INFORMATION

Item 6. Exhibits & Reports on Form 8-K

(a). Exhibits:

Exhibit 3.1	—	Bylaws of the Company, as amended on August 3, 2006.
Exhibit 10.1	—	Seventh Amendment to Loan and Security Agreement dated as of August 9, 2006
Exhibit 31.1	—	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31.2	—	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32.1	—	Statement of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

On June 7, 2006, the Company issued a press release announcing American Gaming & Electronics introduced four new LCD products for sales to casinos to be installed in IGT games.

On August 3, 2006, the Company issued a press release announcing its financial results for the second quarter and first half 2006

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WELLS-GARDNER ELECTRONICS CORPORATION

Date: August 14, 2006	By:	/s/ JAMES F. BRACE
James F. Brace
Vice President,
Chief Financial Officer,
Treasurer & Corporate Secretary