Form 10-Q
period 2006-09-30
WELLS GARDNER ELECTRONICS CORP
filed 2006-11-13
CIK 105608

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2006.
or
[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____________ to ____________

Commission File Number 1-8250

WELLS-GARDNER ELECTRONICS CORPORATION
(Exact name of registrant as specified in its charter)

Illinois	36-1944630
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

9500 West 55th Street, Suite A, McCook, Illinois	60525-3605
(Address of principal executive offices)	(Zip Code)

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

As of November 3, 2006 approximately 9,278,617 shares of the Common Stock, $1.00 par value of the registrant were outstanding.

WELLS-GARDNER ELECTRONICS CORPORATION

FORM 10-Q TABLE OF CONTENTS

For The Three Months and Nine Months Ended September 30, 2006

PART I - FINANCIAL INFORMATION

Item 1.
Financial Statements:

Condensed Consolidated Statements of Earnings (Loss) (unaudited)
	-	Three Months Ended September 30, 2006 & 2005
	-	Nine Months Ended September 30, 2006 & 2005

Condensed Consolidated Balance Sheets
	-	September 30, 2006 & 2005 (unaudited) & December 31, 2005

Condensed Consolidated Statements of Cash Flows (unaudited)
	-	Three Months Ended September 30, 2006 & 2005
	-	Nine Months Ended September 30, 2006 & 2005

Notes to the Unaudited Condensed Consolidated Financial Statements

Item 2.
Management's Discussion & Analysis of Financial Condition & Results of Operations

Item 3.
Quantitative & Qualitative Disclosures about Market Risk

Item 4.
Controls & Procedures

PART II - OTHER INFORMATION

Item 6.
Exhibits & Reports on Form 8-K

SIGNATURES

Item 1. Financial Statements

WELLS-GARDNER ELECTRONICS CORPORATION
Condensed Consolidated Statements of Earnings (Loss) (unaudited)
Three Months and Nine Months Ended September 30, 2006

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Net sales	$15,085,000	$14,879,000	$48,874,000	$47,411,000
Cost of sales	12,421,000	13,408,000	41,374,000	42,061,000
Gross margin	2,664,000	1,471,000	7,500,000	5,350,000
Engineering, selling & administrative expenses	2,148,000	2,331,000	6,865,000	7,546,000
Operating earnings (loss)	516,000	(860,000)	635,000	(2,196,000)
Interest expense	207,000	114,000	583,000	279,000
Investment in Joint Venture	(18,000)	(4,000)	(35,000)	(206,000)
Tax and other (income) expense, net	1,000	23,000	(8,000)	49,000
Net earnings (loss)	$326,000	$(993,000)	$95,000	$(2,318,000)

Earnings per share:
Basic earnings (loss) per share	$0.04	$(0.11)	$0.01	$(0.27)
Diluted earnings (loss) per share	$0.04	$(0.11)	$0.01	$(0.27)

Basic average common shares outstanding	9,187,181	8,642,115	9,154,117	8,629,716
Diluted average common shares outstanding	9,226,112	8,642,115	9,187,143	8,629,716

WELLS-GARDNER ELECTRONICS CORPORATION
Condensed Consolidated Balance Sheets

	September 30,	September 30,	December 31,
	2006	2005	2005
	(unaudited)	(unaudited)
Assets:
Current assets
Cash	$314,000	$1,077,000	$332,000
Accounts receivable, net	8,232,000	6,207,000	5,103,000
Accounts receivable, affiliates	5,266,000	5,059,000	5,624,000
Inventory	14,290,000	13,681,000	12,731,000
Other current assets	1,352,000	662,000	1,283,000
Total current assets	$29,454,000	$26,686,000	$25,073,000

Property, plant & equipment, net	996,000	1,466,000	1,331,000

Other assets:
Investment in joint venture	1,379,000	1,344,000	1,344,000
Goodwill	1,329,000	1,329,000	1,329,000
Total other assets	2,708,000	2,673,000	2,673,000
Total assets	$33,158,000	$30,825,000	$29,077,000

Liabilities:
Current liabilities
Accounts payable	$4,431,000	$3,729,000	$3,894,000
Accounts payable, affiliates	5,663,000	4,773,000	3,805,000
Accrued expenses	1,154,000	1,156,000	748,000
Total current liabilities	$11,248,000	$9,658,000	$8,447,000

Long-term liabilities:
Note payable	9,173,000	8,063,000	8,187,000
Total liabilities	$20,421,000	$17,721,000	$16,634,000

Shareholders' Equity:
Common stock: authorized 25,000,000 shares
$1.00 par value; shares issued and outstanding:
9,192,011 shares as of September 30, 2006
8,642,703 shares as of September 30, 2005
8,643,868 shares as of December 31, 2005	$9,192,000	$8,643,000	$8,644,000
Additional paid-in capital	6,691,000	11,600,000	7,007,000
Accumulated deficit	(2,850,000)	(6,845,000)	(2,944,000)
Unearned compensation	(296,000)	(294,000)	(264,000)
Total shareholders' equity	12,737,000	13,104,000	12,443,000
Total liabilities & shareholders' equity	$33,158,000	$30,825,000	$29,077,000

See accompanying notes to the unaudited condensed consolidated financial statements

WELLS-GARDNER ELECTRONICS CORPORATION
Condensed Consolidated Statements of Cash Flows (unaudited)
Three Months and Nine Months Ended September 30, 2006

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2006	2005	2006	2005
Cash flows from operating activities:
Net earnings (loss)	$326,000	($993,000)	$95,000	($2,318,000)
Adjustments to reconcile net earnings (loss) to
net cash provided by (used in) operating activities:
Depreciation and amortization	124,000	152,000	395,000	462,000
Amortization of unearned compensation	24,000	22,000	72,000	70,000
Share of (income)/loss in joint venture	(18,000)	(5,000)	(35,000)	(206,000)
Changes in current assets & liabilities
Accounts receivable	(132,000)	1,343,000	(3,129,000)	(449,000)
Inventory	(144,000)	364,000	(1,559,000)	(125,000)
Prepaid expenses & other	(132,000)	112,000	(69,000)	131,000
Accounts payable	1,200,000	(3,375,000)	537,000	(604,000)
Due to/from affiliates	(887,000)	(1,388,000)	2,216,000	(1,674,000)
Accrued expenses	223,000	79,000	406,000	481,000
Net cash (used in) provided by operating activities	$584,000	($3,689,000)	($1,071,000)	($4,232,000)

Cash provided by (used in) investing activities:
(Additions) disposals to plant & equipment, net	(9,000)	(45,000)	(60,000)	(193,000)
Net cash used in investing activities	($9,000)	($45,000)	($60,000)	($193,000)

Cash provided by (used in) financing activities:
Borrowings (repayments) - note payable	(775,000)	4,316,000	986,000	4,894,000
Proceeds from shares issued, options exercised
and purchase plan	37,000	0	127,000	74,000
Net cash provided by (used in) financing activities	($738,000)	$4,316,000	$1,113,000	$4,968,000

Net increase (decrease) in cash	(163,000)	582,000	(18,000)	543,000
Cash at beginning of period	477,000	495,000	332,000	534,000
Cash at end of period	$314,000	$1,077,000	$314,000	$1,077,000

[

WELLS-GARDNER ELECTRONICS CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements

1. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, which are necessary for a fair presentation of the financial position and results of operations for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. These condensed consolidated financial state-ments should be read in conjunction with the audited financial statements and notes included in the Company's 2005 Annual Report to Shareholders. The results of operations for the three months and the nine months ended September 30, 2006 are not necessarily indicative of the operating results for the full year.

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

4.  The company has reclassified the service department customer service personnel from cost of sales to engineering, sales and general and administrative expense. Therefore, the 2005 cost of sales, gross margin and engineering, sales and general and administrative expense have been changed to reflect this reclassification. The three months and nine months 2005 cost of sales were reduced by $121,000 and $290,000, respectively, compared to the statement of operations reported in the third quarter 2005 Form 10-Q. The gross margin was increased and engineering, sales and general and administrative expense was increased by $121,000 and $290,000, respectively, compared to the statement of operations reported in the third quarter 2005 Form 10-Q.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Net Sales:
Gaming	$12,545,000	$11,201,000	$40,864,000	$35,551,000
Amusement	$2,454,000	$3,521,000	$7,693,000	$11,078,000
Other	$86,000	$157,000	$317,000	$782,000
Total Net Sales	$15,085,000	$14,879,000	$48,874,000	$47,411,000

Operating Earning (Loss):
Gaming	$1,036,000	$(137,000)	$2,471,000	$752,000
Amusement	$360,000	$124,000	$983,000	$115,000
Other	$14,000	$15,000	$48,000	$60,000
Unallocated Administration Costs	$(894,000)	$(862,000)	$(2,867,000)	$(3,123,000)
Total Operating Earnings (Loss)	$516,000	$(860,000)	$635,000	$(2,196,000)

6.  The Company maintains an Incentive Stock Option and Stock Award Plan under which officers and key employees may acquire up to a maximum of 1,772,947 common shares and a Nonemployee Director Stock Plan under which non-employee directors may acquire up to 369,361 common shares. Options may be granted through December 31, 2008 at an option price not less than the market price on the date of grant and are exercisable no earlier than six months or later than ten years from the date of grant. Options vest over two and three year periods. As of September 30, 2006, 18 persons held 287,150 outstanding options and were eligible to participate in the plans. Such options expire on various dates through April 8, 2014.

In December 2004, the FASB issued SFAS No. 123(R), “Share Based Payment” (“SFAS 123(R)”). This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123(R) requires that the fair value of such equity instruments be recognized as an expense in the historical financial statements as services are performed.

Prior to adopting SFAS 123(R), the Company accounted for share-based employee compensation in accordance with the provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees” and complied with the disclosure provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” and SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123”. Compensation expense under APB No. 25 is based on the difference, if any, on the date of grant, between the fair value of the Company’s stock and the exercise price of the option. No share-based compensation cost was recognized in the Company’s financial statements for the period ended September 30, 2005, as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant.

The following table illustrates the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of SFAS 123(R) to share-based compensation at September 30, 2005 as compared to expense recorded in the current year:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005

Net earnings (loss):	$326,000	$(993,000)	$95,000	$(2,318,000)
As Reported
Add: Total share-based compensation
expense included in net earnings (loss)	$-	$-	$11,000	$-
Deduct:Total share-based compensation
expense (recorded at fair value)	$-	$(3,000)	$(11,000)	$(8,000)
Pro forma net earnings (loss)	$326,000	$(996,000)	$95,000	$(2,326,000)

Net earnings (loss) per common and
common equivalent share:
Basic - As Reported	$0.04	($0.11)	$0.01	($0.27)
Diluted - As Reported	$0.04	($0.11)	$0.01	($0.27)
Basic - Pro Forma	$0.04	($0.12)	$0.01	($0.27)
Diluted - Pro Forma	$0.04	($0.12)	$0.01	($0.27)

Weighted avg common shares outstanding	9,187,181	8,642,115	9,154,117	8,629,716
Weighted avg common & common
equivalent shares outstanding	9,226,112	8,642,115	9,187,143	8,629,716

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

For the nine month period ended September 30, 2006, total share-based compensation expense of $11,000 was included in engineering, selling and administrative expense and deducted in arriving at net loss. The Company has no tax effects to be reported as a result of the recognition of share-based compensation cost.

A summary of status of the Company’s stock options as of September 30, 2006 and changes during the nine months then ended is presented below:

	Options Outstanding	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value

Balance, January 1, 2006	350,247	$2.39
Options granted	-
5% stock dividend	14,684	$2.35
Options exercised	(68,834)	$1.80
Options forfeited	(8,947)	$3.04
Balance, September 30, 2006	287,150	$2.39	3.3	$2,850

Exercisable, September 30, 2006	287,150	$2.39	3.3	$2,850

7.  East Asia Technology Limited (“Eastech”) supplies the company with almost all of its foreign produced LCDs. An initial supply agreement with Eastech China’s operations began in August, 2005. The Company’s policy in regards to the initial supply agreement was title passed to Wells Gardner Electronics at the time the goods were received. As of January 1, 2006 the company modified the supply agreement to state title passes to Wells Gardner Electronics at the time the goods depart the port of Hong Kong. Accordingly, the September 30, 2006 condensed consolidated balance sheets include the in transit LCD finished goods in inventory and accounts payable affiliates of $1,635,000.

8.  Our inventory detail as of September 30, 2006, September 30, 2005 and December 31, 2005 was as follows:

	September 30,	September 30,	December 31,
	2006	2005	2005
	(unaudited)	(unaudited)
Inventory:
Raw materials	$4,673,000	$6,391,000	$5,821,000
Work in progress	629,000	556,000	127,000
Finished goods	8,434,000	6,734,000	6,783,000
Finshed LCDs In Transit	554,000
Total	$14,290,000	$13,681,000	$12,731,000

9.  On August 21, 2006, the Company entered into a four-year credit agreement with Wells Fargo Bank. The agreement is a $15 million revolving credit facility, which bears interest at either prime plus 50 basis points or at LIBOR plus 325 basis points, determined at the Company’s election. In addition, the Company pays credit insurance on foreign receivables and other customary fees. The Wells Fargo facility is collateralized by the assets of the Company. The Wells Fargo facility includes all reasonable and customary covenants and terms typically included in such facility including a quarterly minimum net worth test, a quarterly minimum earnings test, and an annual maximum capital expenditure limit. The Company is in compliance with all of its covenants at September 30, 2006.

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

Item 2. Management's Discussion & Analysis of Financial Condition & Results of Operations

Three Months Ended September 30, 2006 & 2005

For the third quarter ended September 30, 2006, net sales increased by 1% to $15,085,000 from $14,879,000 in the prior year's period. Gaming sales increased by 12% to $12,545,000 from $11,201,000 on approximately a 5% increase in unit volume with a higher average selling price due to the transition from CRTs to LCDs. Gaming gross margin improved to 16.9% from 9.1% in the third quarter. Amusement and other sales decreased by 31% to $2,540,000 from $3,678,000 due to weak industry conditions with an over 26% decline in unit sales. Amusement and other gross margin improved to 21.5% from 12.3% in the third quarter.

Gross margin as a percentage of sales was 17.7%, or $2,664,000, compared to 9.9%, or $1,471,000, for the same period last year for a gross margin rate increase of 79%. The significant improvement in gross margins was due to the successful implementation of our second half 2005 profit improvement plans. Gaming industry gross margins increased by 7.8 percentage points due to new lower cost CRT board sets and lower LCD costs with over 70% being manufactured in China. Amusement industry gross margins increased by 9.6 percentage points due to significantly lower air freight expense and higher average sales prices. Both segments benefited from our lower headcount, better scheduling and procurement activity, and lower tooled metal expense.

Engineering, selling, and administrative expenditures decreased by $183,000 in the third quarter 2006 to $2,148,000 from $2,331,000 in the third quarter of 2005. Due to the higher gross margin and lower ESG&A expenses, operating income was $516,000 in the quarter compared to a loss of $860,000 in the same period the prior year.

Equity income in the joint venture was $18,000 in the third quarter 2006 compared to $4,000 in the same period 2005. Interest expense was $207,000 in the third quarter 2006 compared to $114,000 in the prior year period due to higher borrowings and higher interest rates. Other (income) / expense and tax expense were $1,000 in the third quarter 2006 compared to $23,000 in the third quarter 2005.

For the third quarter of 2006, the Company reported net earnings of $326,000 or $0.04 per basic and diluted share, compared to a net loss of $(993,000) or $(0.11) per basic and diluted share for the comparable 2005 quarter.

Nine Months Ended September 30, 2006 & 2005

For the nine months ended September 30, 2006, net sales increased 3% to $48,874,000 from $47,411,000 in the prior year's period. Gaming sales increased by 15% to $40,864,000 from $35,551,000 on approximately a 10% increase in unit volume with a higher average selling price due to the transition from CRTs to LCDs. Gaming gross margin improved to 14.4% from 11.9% in the first nine months. Amusement and other sales declined by 32% to $8,010,000 from $11,860,000 due to weak industry conditions with an over 36% decline in unit sales.  Primarily for this reason, the Company is contemplating moving the Malaysian CRT monitor production to Mainland China by the end of 2007. Amusement and other gross margin improved to 20.0% from 9.3% in the first nine months.

Gross margin as a percentage of sales was 15.4%, or $7,500,000, compared to 11.3%, or $5,350,000, for the same period last year for a gross margin rate increase of 36%. The significant improvement in gross margins was due to the successful implementation of our second half 2005 profit improvement plans. Gaming industry gross margins increased by 2.5 percentage points due to more LCD production occurring in China. Amusement and other industry gross margins increased by 10.7 percentage points due to significantly lower air freight expense and the new lower cost CRT board sets. All segments benefited from our lower headcount, better scheduling and procurement activity, and lower tooled metal expense.

Engineering, selling, and administrative expenditures decreased $681,000 in the first nine months 2006 to $6,865,000 from $7,546,000 the first nine months 2005. Non recurring items in operating expense totaled $487,000 in the first nine months 2005, $307,000 for the CFO change expenses and $180,000 for termination of the Pentranic acquisition expense. Therefore, recurring operating expense declined $194,000 in the first nine months year over year. Due to the higher gross margin and lower ESG&A expenses, operating income was $635,000 in the first nine months compared to a loss of $2,196,000 in the same period the prior year.

Equity income in the joint venture was $35,000 in the first nine months 2006 compared to $206,000 in the same period 2005 due to significantly lower sales volume and currency losses of the joint venture. Interest expense was $583,000 in the first nine months 2006 compared to $279,000 in the prior year period due to higher borrowings and higher interest rates. Other (income) / expense was ($8,000) in the first nine months 2006 compared to $($6,000) the first nine months 2005 and tax expense was $1 in the first nine months 2006 compared to $55,000 the first nine months 2005.

For the nine months of 2006, the Company reported earnings of $95,000 or $0.01 per basic and diluted share compared to a net loss of $(2,318,000) or $(0.27) per basic and diluted share for the comparable 2005 period.

Market & Credit Risks

The Company is subject to certain market risks, mainly interest rate risk. In August 2006, the Company entered into a new four-year $15 million secured credit facility with Wells Fargo Bank.

At September 30, 2006, the Company had total outstanding bank debt of $9.2 million at an average interest rate of 8.75%. The loan is at prime plus 0.50% or Libor plus 3.25%. At September 30, 2006 the entire loan was at prime plus 0.50%. All of the Company’s debt is subject to variable interest rates at this time. An adverse change in interest rates during the time that this debt is outstanding would cause an increase in the amount of interest paid. A 100 basis point increase in interest rates would result in an annual increase of approximately $92,000 in additional interest expense recognized in the financial statements based on the September 30, 2006 outstanding loan balance. The Company may pay down the loans at any time without penalty. However, there is a minimum interest charge of $30,000 per month during the first two years and $20,000 per month the second two years of the credit agreement.

The Company is exposed to credit risk on certain assets, primarily accounts receivable. The Company provides credit to customers in the ordinary course of business and performs ongoing credit evaluations. Concentrations of credit risk with respect to trade receivables are somewhat limited due to the number of customers comprising the Company’s customer base.

Liquidity & Capital Resources

Cash provided by operating activities during the third quarter ended September 30, 2006 was $583,000.

Accounts receivable increased by $132,000 to $8,232,000 due to the sales level being a little higher at the end of the quarter. Accounts receivable days outstanding increased from 40 days at June, 2006 to 50 days at September 30, 2006. Inventory increased $144,000 to $14,290,000, primarily due to higher LCD finished goods. Days cost of sales in inventory increased from 84 days at June 30, 2006 to 105 days at September 30, 2006 due to lower sales volume and higher LCD inventory. Due from affiliates increased more than due to affiliates by $887,000 in the third quarter due to slowing CRT affiliate volume. Accounts payable increased by $1,200,000 due to large purchases late in the quarter. Accounts payable days outstanding increased to 50 days at September 30, 2006 to 29 days at June 30, 2006. Prepaid expenses net increased by $133,000 and accrued expenses increased by $223,000.

Cash used in investing activities was $9,000 for plant and equipment, net, primarily for computer hardware and software.

Long-term notes payable decreased to $9,173,000 at September 30, 2006 from $9,948,000 at June 30, 2006, using $775,000 cash for financing activities. Proceeds from options exercised were $37,000.

Cash decreased $164,000 from June 30, 2006 to $314,000 as of September 30, 2006.

Cash used in operating activities during the nine months ended September 30, 2006 was $1,071,000. This cash use was financed principally by the Company’s credit facility.

Accounts receivable increased by $3,129,000 to $8,232,000 from $5,103,000 at year-end 2005. This increase is attributable to higher sales and slower payments in the first nine months of 2006. Accounts receivable days outstanding increased from 35 days at December 31, 2005 to 50 days at September 30, 2006. Inventory increased by $1,559,000 to $14,290,000 from $12,731,000 at year-end 2005. This increase is attributable to higher LCD inventory and the Company changing its inventory accounting to include LCD finished goods in transit. LCD finished goods in transit was $554,000, which means that inventory actually increased by $1,005,000 in the first nine months on a comparable basis. Days cost of sales in inventory actually increased from 97 days at December 31, 2005 to 105 days at September 30, 2006. Due to affiliates increased more than due from affiliates by $2,216,000 in the first nine months. Accounts payable increased by $537,000 to a total of $4,431,000. Accounts payable days outstanding decreased from 56 days at December 31, 2005 to 50 days at September 30, 2006. Prepaid expenses increased by $69,000 and accrued expenses increased by $406,000.

The company used cash to invest in plant, property and equipment of $60,000 the first nine months 2006.

Long-term notes payable increased the first nine months 2005 by $986,000 to $9,173,000 from $8,187,000 at year-end 2005 providing cash for operations. Under its current credit facility, the Company is required to maintain certain financial covenants. While the Company is currently meeting its financial covenants through September 30, 2006, its liquidity could be adversely affected if it is unable to do so. For the foreseeable future, the Company believes that its financial requirements can be met with funds generated from operating activities and from its credit facility. The company also obtained $127,000 in proceeds from the exercise of options and the employee stock purchase plan.

As of September 30, 2006, cash decreased $18,000 from year-end 2005 to $314,000 at September 30, 2006. On a daily basis, the Company utilizes a sweep account to reduce its cash balance to minimize its outstanding balance on its revolving line of credit and its interest expense. The cash balance will fluctuate based on the timing of checks clearing the Company’s accounts.

New Accounting Pronouncements

The Company adopted SFAS #123(R) effective January 1, 2006.

In September 2006, the FASB issued Statement of Financial Accounting Standard (SFAS) No. 157, “Fair Value Measurements” (FAS 157). FAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of FAS 157 are effective for the fiscal year beginning September 1, 2008. We are currently evaluating the impact of the provisions of FAS 157.

New Credit Facility

On August 21, 2006, the Company entered into a new credit agreement with Wells Fargo Bank. The new facility provides for a four year, $15 million line of credit, expiring on August 20, 2010. The new credit facility has an interest rate of Prime plus 0.50 points or LIBOR plus 3.25 points plus foreign credit insurance and other fees including annual maintenance and exam fees. The new credit facility also provides approximately $1,500,000 more in borrowing availability than the previous LaSalle Bank NA facility did upon its termination. The new credit facility has several financial covenants including a minimum net worth, minimum net income requirements by quarter for 2006 and 2007, a minimum net receivable/payable balance between the Company and its joint venture, and a maximum capital expenditures limit. Substantially all of the Company’s assets are securitized by the new credit facility. The Company is in compliance with all of its covenants at September 30, 2006.

Lawsuit Filed by the Company

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

On June 26, 2006, defendants Tovis Co. Ltd and Tovis USA filed an Answer and Counterclaims in the antitrust lawsuit brought against them by the Company. The pleading filed by Tovis adds an officer of the company as a counter-defendant and asserts that the Company and the officer "have advised at least Tovis largest customer, IGT, that Tovis is intentionally inflating its prices to IGT and as a result is at a minimum ripping IGT off and providing it with outrageous pricing." Tovis asserts that these statements are false and constitute intentional interference and trade libel.

On October 25, 2006, Tovis Co. Ltd and Tovis USA and Wells Gardner Electronics entered a settlement agreement amicably resolving their legal claims against each other on confidential terms agreeable to both parties subject to dismissal of the claims and counterclaims. On November 3, 2006, the suits were formally dismissed by the court.

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

Item 3. Quantitative & Qualitative Disclosures about Market Risk

There have been no material changes to the Company’s market risk during the three months or nine months ended September 30, 2006. For additional information on market risk, refer to the “Quantitative and Qualitative Disclosures about Market Risk” section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

Item 4. Controls & Procedures

The Company has established a Disclosure Committee, which is made up of the Company’s Chief Executive Officer, Chief Financial Officer and other members of management. The Disclosure Committee conducts an evaluation of the effectiveness of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) as of the end of the period covered by this report. While the Company has limited resources and cost constraints, based on the evaluation required by Rule 13a-15(b), the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this quarterly report has been made known to them. As of September 30, 2006, there have been no known significant changes in internal controls or in other factors that could significantly affect these controls.

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
On August 3, 2006, the Company issued a press release announcing its financial results for the second quarter and first half 2006.
On August 22, 2006, the Company issued a press release announcing a new four year $15 million credit agreement with Wells Fargo Bank.
On August 29, 2006, the Company issued a press release announcing the filing of three new patents for LCDs.
On September 12, 2006, the Company issued a press release announcing an entire family of Wells Gardner LCDs has been approved for IGT machines.
On October 5, 2006, the Company issued a press release clarifying its September 12, 2006 press release.
On October 12, 2006, the Company issued a press release announcing the filing of two additional patents for gaming devices involving LCDs.
On November 3, 2006, the Company issues a press release announcing that Tovis and Wells Gardner have amicably resolved their legal claims against each other.
On November 6, 2006, the Company issued a press release announcing its financial results for the third quarter and first nine months 2006.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WELLS-GARDNER ELECTRONICS CORPORATION

Date: November 10, 2006	By: /s/ JAMES F. BRACE
James F. Brace
Vice President, Chief Financial Officer, Treasurer & Corporate Secretary