Form 10-K
period 2006-12-31
WELLS GARDNER ELECTRONICS CORP
filed 2007-03-14
CIK 105608

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
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

The aggregate market value of the registrant’s voting stock held by non-affiliates of the registrant (assuming for the purposes hereof, that directors, executive officers and 10% or greater stockholders of the registrant are affiliates of the registrant), based upon the closing sale price of the registrant’s Common Stock on March 2, 2007 was approximately $31,150,700.

The number of shares of the registrant’s Common Stock outstanding as of March 2, 2007, was approximately 9,326,556.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Annual Report to Shareholders for the year ended December 31, 2006 are incorporated into Part II of this Report on Form 10-K and filed as Exhibit 13.0 hereto. Portions of the Registrant’s definitive Proxy Statement relating to the Registrant’s 2007 Annual Meeting of Stockholders to be filed hereafter are incorporated into Part III of this Report on Form 10-K.

As used in this Annual Report on Form 10-K, the terms “we,” “us,” “our” and “the Company” mean Wells-Gardner Electronics Corporation, an Illinois corporation, and its subsidiaries, unless the context indicates a different meaning, and the term “common stock” means our common stock, $1.00 par value per share

PART I
Item 1. BUSINESS

OVERVIEW
Founded in 1925, Wells-Gardner Electronics Corporation®, an Illinois corporation (wellsgardner.com), is a global distributor and manufacturer of liquid crystal displays (LCDs), color video monitors and other related distribution products for a variety of markets including, but not limited to, gaming machine manufacturers, casinos, coin-operated video game manufacturers and other display integrators. The Company has a 50/50 joint venture with Eastern Asia Technology Limited of Singapore named Wells Eastern Asia Displays (“WEA”) to manufacture cathode ray tube ("CRT") video displays in Malaysia and an outsource relationship with the same joint venture partner to manufacture LCD video displays in China. The Company has established a second outsource relationship with another Taiwanese company to manufacture LCD video displays in China where it expects to start production during the second quarter of 2007. In addition, the Company owns American Gaming & Electronics, Inc. (“AGE”), a leading parts distributor, service center and a seller of refurbished gaming machines to the gaming markets. The Company has offices in Las Vegas, Nevada; Egg Harbor Township, New Jersey; Hialeah, Florida and McCook, Illinois. With the addition of the joint venture and acquisition, the Company has transitioned from a coin-operated amusement supplier to a key supplier to the gaming industry. Wells-Gardner’s common stock is publicly traded on the American Stock Exchange under the symbol WGA.

PRODUCTS
The Company’s primary business is the distribution, design, manufacture, assembly, service and marketing of electronic components which consist of CRT video color monitors and LCD video color monitors, gaming supplies and components and the bonding of touch sensors to video monitors. These video products, gaming parts and services accounted for 100 percent of revenue in 2006, 2005 and 2004.

The Company offers a full line of video monitors, with CRT sizes ranging from 13” to 39” with horizontal scan frequencies from 15kHz to 80kHz and LCD sizes ranging from 6.4” to 32”. In addition to providing standardized products, the Company also customizes electrical and mechanical applications to meet specific customer requirements and optically bonds touch screen sensors to video displays to allow interaction with a computer program by touching a video screen. The Company also designs and sells LCD replacement kits to replace CRT monitors in existing games (primarily IGT) directly to casinos.

The Company sells into the following markets:
Market	2006	2005	2004
Gaming	83%	76%	72%
Amusement	16%	22%	24%
Other	1%	2%	4%
Totals	100%	100%	100%

MANUFACTURING AND ASSEMBLY
The Company’s production activities consist primarily of circuit designs, assembling finished units (and to a limited extent subassemblies), aligning, testing and optically bonding touch sensors in its McCook, Illinois plant, in WEA’s plant in Malaysia, and at its outsourced operation in China. The Company manufactures a limited range of electronic components and therefore relies on outside sources for the majority of the other required components. A limited number of sources are available for such electronic components and the other raw materials. In 2006, the Company had one source supplying the Company with almost all of the CRT chassis subassemblies and a second source supplying the Company with almost all of the LCD chassis subassemblies. However, beginning in 2007 the company will have two suppliers for the LCD chassis subassemblies. Chassis subassemblies are contracted offshore, based on custom designs developed by the Company. As the Company believes is characteristic of other manufacturers in its industry, it has been confronted with long lead times and cost pressures. Due to some of these extended lead times, the Company carries additional inventory of certain critical supply components.

The Company has entered discussions with our WEA joint venture partner about moving the remaining Malaysian CRT production to Eastech’s mainland China operations. The plan would be for this to occur during the second half of 2007 or early 2008. WEA would be liquidated after such transfer as Wells Gardner has no ownership interest in Eastech’s China operations. The costs associated with such WEA liquidation cannot be determined at this time and are not expected to have a material effect on the Company’s financial position and operations.

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

The Company’s business is generally not seasonal, although the Company closes its McCook production facility for two weeks in July and one week in December.

The Company has no unique or unusual practices or policies relating to working capital items and believes this is consistent with other comparable companies in its served markets. The Company currently believes that its financial requirements during the foreseeable future can be met with funds generated from operating activities and from its credit facility. The Company’s current credit facility expires August 21, 2010.

The Company has several major competitors based in Asia (Korea and Taiwan) and the United States. Competition is based upon price, product performance, service and warranty. In 2006 the Company experienced significant competition based upon price, but it was able to reduce costs more than its reduced average selling prices, which resulted in improved margins compared to 2005. The Company believes that it is one of the two largest companies in the gaming and amusement video display market and there are approximately ten total competitors.

The Company’s largest customer, Aristocrat, accounted for 29%, 26%, and 28% of total revenues in 2006, 2005, and 2004, respectively and 37%, 31%, and 24% of total accounts receivable in 2006, 2005, and 2004, respectively. The Company’ second largest customer, Bally, accounted for 12% of total revenues in 2006 and 9% of total accounts receivable in 2006. No other customer accounted for more than 10% of sales in 2006, 2005 and 2004, respectively.

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

During 2006, the Company spent approximately $1,310,000 for product engineering, research and development costs, compared to $1,366,000 in 2005 and $1,052,000 in 2004. The Company does not license any patents and it has five US patent applications and three foreign patent applications submitted with three patents pending, six software copyrights submitted with three software copyrights pending, and fourteen trademarks submitted with twelve trademarks pending.

Compliance with federal, state and local provisions which have been enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, has had no material effect upon the capital expenditures, earnings and competitive position of the Company.

As of December 31, 2006, the Company employed a total of approximately 92 full time and 9 part time employees at all its locations. The Company believes its relationship with its employees is satisfactory. Certain employees at the Company’s McCook, Illinois facility are covered under a collective bargaining agreement expiring on June 29, 2009.

The Company’s export sales accounted for total revenues of 26%, 34%, and 42% in 2006, 2005, and 2004, respectively, with the majority of these sales being shipped to Australia, Canada and Spain.

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

The Company experienced margins on its 2005 LCD contracts that were low due, in part, to start up and learning curve issues. Although the Company learned much from this experience and it was able to reduce its costs faster than selling price declines in 2006, it may not be able to improve margins in the future.

The loss or interruption of supply from our key suppliers could limit our ability to manufacture our products.

We purchase certain materials and components for our products from various suppliers, some of which are located outside of the U.S. Although we changed our CRT chassis subassembly source in 2006, we currently have only one source for CRT chassis subassemblies. We currently are obtaining all our LCD chassis subassembly supply from one source. However we expect to add a second LCD chassis subassembly and final assembly source in the second quarter 2007. Any loss or interruption of supply from our key suppliers may require us to find new suppliers. The number of suppliers for certain electronic components and raw materials is limited. We could experience production or development delays while we seek new suppliers and could have difficulty finding new suppliers, which would substantially impair our operating results and business.

The loss of our significant customer Aristocrat would reduce our revenues and our profitability.

Our largest customer, Aristocrat Technologies Pty. Ltd., with whom we have an exclusive supply agreement through March, 2012, accounted for 29%, 26%, and 28% of total revenues in 2006, 2005, and 2004, respectively, and 37%, 31%, and 24% of total accounts receivable in 2006, 2005, and 2004, respectively. A loss of this contract or customer would significantly reduce our revenues and profitability.

Our growth could be impaired if we are not able to continue to develop and maintain the success of our Asian subcontract relationships.

WEA, the Malaysian joint venture we established in January 2000 with Eastern Asia Technology Limited of Singapore, is expected to continue to produce a significant amount of our CRT manufacturing requirements through 2007. We are in discussion with our joint venture partner about moving CRT production to their mainland China facility. However, there is no certainty when this will occur or if we will have to find a new CRT production subcontractor. Our Asian subcontract relationships are an important part of our revenue and earnings plan. If we are unable to continue to successfully execute this strategy, we may not be able to maintain our revenues and earnings as expected.

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

Our current bank line expires August 21, 2010 and requires the Company to maintain certain financial covenants. The Company fully intends to maintain compliance with the covenants under its bank line and expects it will be able to do so. If unsuccessful, the Company would be severely limited in its ability to fund operations.

The market price for our shares is susceptible to significant changes in market price.

Historically, the volume of trading of our shares has been small. As a result, larger than average buy or sell orders on a given day, or news about us or the gaming industry, has had and may in the future have a significant impact on the trading price for our shares.

Available Information

The Company files reports with the Securities and Exchange Commission and files all required reports under the Exchange Act of 1934, as amended. The public may read and copy any materials the Company files with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at http://www.sec.gov.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Because we want to provide you with more meaningful and useful information, this Annual Report includes forward-looking statements that reflect our current expectations and projections about our future results, performance, prospects and opportunities. You can find many of these statements by looking for words such as “may,” “will,” “expect,” “anticipate,” “believe,” “intend,” “estimate” and similar expressions. These forward-looking statements are based on information currently available to us and are subject to a number of risks, uncertainties and other factors that could cause our actual results, performance, prospects or opportunities in 2007 and beyond to differ materially from those expressed in, or implied by, these forward-looking statements. These risks, uncertainties and other factors include but are not limited to the factors described under the heading “Risk Factors” above. We caution you not to place undue reliance on any forward-looking statements. Except as otherwise required by federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, changed circumstances or any other reason after the date of this Annual Report.

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

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company’s shareholders during the fourth quarter of 2006.

PART II

Item 5. MARKET FOR THE REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDERS MATTERS
(a) Not applicable.
(b) Not applicable
(c) Not applicable

Item 6. SELECTED FINANCIAL DATA

The information required by this Item is set forth in Exhibit 13.0 hereto, the Company’s Annual Report to Shareholders for the year ended December 31, 2006, under the caption “Selected Financial Data,” which information is incorporated herein by reference.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information required by this Item is set forth in Exhibit 13.0 hereto, the Company’s Annual Report to Shareholders for the year ended December 31, 2006, under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operation” section, which information is incorporated herein by reference.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by this Item is set forth in Exhibit 13.0 hereto, the Company’s Annual Report to Shareholders for the year ended December 31, 2006, under the caption “Market and Credit Risks” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section, which information is incorporated herein by reference.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial statements together with the notes thereto are set forth in Exhibit 13.0 hereto, the Company’s Annual Report to Shareholders for the year ended December 31, 2006, which information is incorporated herein by reference:

-	Consolidated Balance Sheets as of December 31, 2006 and 2005
-	Consolidated Statements of Operations for years ended December 31, 2006, 2005, and 2004
-	Consolidated Statements of Shareholders’ Equity for years ended December 31, 2006, 2005, and 2004
-	Consolidated Statements of Cash Flows for years ended December 31, 2006, 2005, and 2004
-	Notes to the Consolidated Financial Statements
-	Independent Auditors’ Reports

Quarterly financial data for the four quarters ended December 31, 2006 and 2005 are set forth in Exhibit 13.0 hereto in Note 13 of “Notes to the Consolidated Financial Statements” as part of the Company’s Annual Report to Shareholders for the year ended December 31, 2006, which information is incorporated herein by reference.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

Item 9A. CONTROLS AND PROCEDURES

Management is responsible for establishing and maintaining adequate internal control over the Company’s financial reporting. The Company has established a Disclosure Committee, which is made up of the Company’s Chief Executive Officer, Chief Financial Officer and other management staff. The Disclosure Committee conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15 within 90 days of filing this report. The Committee meets quarterly to discuss and review any issues raised during its evaluation. The Committee reviews a checklist of items during its meetings to document any issues raised. While the Company has limited resources and cost constraints, based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2006 the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this annual report has been made known to them.  During the quarter ended December 31, 2006, there have been no known significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of such evaluation.

Item 9B. OTHER INFORMATION

None

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this Item is incorporated by reference under the captions “Election of Directors”, “Section 16(a) Beneficial Ownership Reporting Compliance”, and "Audit Committee" in the Company’s definitive proxy statement related to its 2007 Annual Meeting of Shareholders.

The Company maintains a Code of Business Conduct & Ethics governing the behavior of the Company’s employees, including its Executive and Corporate Officers, which is available for review on the Company’s website (www.wellsgardner.com) under its Investor Relations Corporate Governance section.

Item 11. EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference under the captions “Compensation Discussion and Analysis”, “2006 Summary Compensation Table”,  “2006 Grant of Plan Based Awards Table”, “2006 Outstanding Equity Awards at Fiscal Year-End Table”, “2006 Option Exercises and Stock Vested Table”, “Pension Benefits Table”, “NonQualified Deferred Compensation Table”, “2006 Director Compensation Table”,  “2006 Potential Payments Upon Termination or Change of Control Table”, and "Report of the Compensation Committee" in the Company’s definitive proxy statement related to its 2007 Annual Meeting.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated by reference under the caption “Securities Beneficially Owned by Principal Shareholders and Management” in the Company’s definitive proxy statement related to its 2007 Annual Meeting and in Exhibit 13.0 hereto, Company’s 2006 Annual Report, in Note 5 of “Notes to the Consolidated Financial Statements.”

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Information required by this Item is incorporated by reference under the captions “Certain Transactions with Management” in the Company’s definitive proxy statement related to its 2007 Annual Meeting.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated by reference under the caption “Proposal for Ratification of Appointment of Independent Certified Public Accountants” in the Company’s definitive proxy statement related to its 2007 Annual Meeting.

PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1) The following financial statements required by Part II, Item 8 of this annual report and are included in Exhibit 13.0 hereto:

-	Consolidated Balance Sheets as of December 31, 2006 and 2005

-	Consolidated Statements of Operations for years ended December 31,2006, 2005, and 2004

-	Consolidated Statements of Shareholders’ Equity for years ended December 31, 2006, 2005, and 2004

-	Consolidated Statements of Cash Flows for years ended December 31, 2006, 2005, and 2004

-	Notes to the Consolidated Financial Statements

-	Independent Auditors’ Reports

(2) A financial statement schedule regarding valuation and qualifying accounts and reserves is set forth following the signature page of this Report.

(3) (c) The following exhibits are incorporated by reference or filed herewith:

3.1	Articles of Incorporation of the Company, as amended, filed as Exhibit 3.1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 1994 and incorporated herein by reference.

3.2	By-Laws of the Company, as amended and restated and in force August 3, 2006.

4.1	Form of Warrant filed as Exhibit 4.1 to the Company’s Form 8-K dated September 23, 2004 and incorporated herein by reference.

4.2	Form of Warrant filed as Exhibit 4.2 to the Company’s Form 8-K dated September 23, 2004 and incorporated herein by reference.

10.1
Employment Agreement dated February 29, 1996 between the Company and Anthony Spier, as amended, filed as Exhibit 10.1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 1995 and incorporated herein by reference.

10.2	First, Second, Third and Fourth Amendment to the Employment Agreement between the Company and Anthony Spier filed as Exhibit 10.15 of the Company's Form 10-K for the year ended December 31, 2004 and incorporated herein by reference.

10.3
Wells-Gardner Electronics Corporation Employee 401K Plan dated January 1, 1990, as amended, filed as Exhibit 10.10 of the Company’s Annual Report on Form 10-K for the year ended December 31, 1993 and incorporated herein by reference.

10.4
Wells-Gardner Electronics Corporation 1996 Nonemployee Director Plan filed as Annex A to the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on April 23, 1996 and incorporated herein by reference.

10.5
Wells-Gardner Electronics Corporation Amended and Restated Incentive Stock Plan, as amended and filed as Exhibit 4.1 of the Company’s Form S-8, dated August 21, 1998 and incorporated herein by reference.

10.6	Amended and Restated Sales Representative Agreement dated December 9, 1998, filed as Exhibit 10.1 of the Company’s Form 10-Q dated November 10, 1999 and incorporated herein by reference.

10.7	Acquisition of Certain Assets of American Gaming and Electronics dated January 12, 2000, filed as Exhibits 2.1, 2.2 and 2.3 on Form 8-K, dated January 27, 2000 and incorporated herein by reference.

10.8	Executive Stock Award Plan, filed as Exhibits 4.1 and 4.2 of the Company’s Form S-8, dated May 12, 2000 and incorporated by reference.

10.9	Agreement dated July 3, 2006, between the Company and Local 1031, I.B.E.W., AFL-CIO.

10.10
Securities Purchase Agreement dated as of September 20, 2004 by and among the Company and the purchasers identified on the signature page thereto filed as Exhibit 10.1 to the Company’s Form 8-K dated September 23, 2004 and incorporated herein by reference.

10.11
Credit and Security Agreement with Wells-Fargo Bank, National Association, dated August 21, 2006 filed as Exhibit 10.1 to the Company’s Form 8K/A dated August 25, 2006 and incorporated herein by reference.

10.12	Audited financial statements of the Company’s joint venture, Wells-Eastern Asia Displays (m) Sdn. Bhd. for the year ended December 31, 2006.

13.0	Company’s Annual Report to Shareholders for the year ended December 31, 2006.

23.0	Consent of Blackman Kallick Bartelstein LLP

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Statement of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

PRESS RELEASES

"The following press releases have been issued during the Company's fiscal year ended December 31, 2006, which are available for review on the Company's website (www.wellsgardner.com) under its Investor Information section:"

DATE	TITLE
03/07/06	Financial Results for the Fourth Quarter and Full Year, 2005
03/09/06	5% Stock Dividend Payable on March 30, 2006 to Holders of record as of March 16, 2006
03/31/06	Wells Gardner LCDs Have Been Approved for IGT Machines in Jurisdictions Throughout North America
04/25/06	Wells-Gardner Announces First Quarter 2006 Results
05/02/06	Wells-Gardner Announces Filing of a Lawsuit Against Tovis
06/07/06	Wells-Gardner Announces Introduction of Four New LCD Products for IGT Games
08/03/06	Wells-Gardner Announces Second Quarter 2006 Earnings of $239,000 Compared to a Loss of ($509,000)
08/09/06	Wells-Gardner Announces Presentation at Merriman Investor Conference
08/22/06	Wells-Gardner Announces New Four Year $15 Million Banking Agreement With Wells Fargo
08/29/06	Wells-Gardner Announces Filing of Three New Patents for LCDs
09/12/06	The Entire Family of Wells Gardner IGT LCDs Have Been Approved for IGT Machines
10/05/06	A Family of Wells Gardner LCDs Have Been Approved for IGT Machines by Independent Gaming Agencies
10/10/06	Wells-Gardner Announces Presentation at Goldman Sachs Deutsche Bank Securities Gaming Investment Forum at G2E
10/12/06	Wells-Gardner Announces Filing of Two New Patent Applications for Gaming Devices Involving LCDs
11/03/06	Tovis and Wells-Gardner Announce Amicable Resolution of Their Legal Claims Against Each Other
11/06/06	Wells-Gardner Announces Third Quarter 2006 Earnings of $326,000 Compared to a Loss of $(993,000)
02/13/07	Wells-Gardner Announces Fiscal 2006 Earnings Of $343,000 Compared To A Loss Of $(3) Million.
02/23/07	Wells-Gardner Announces 5-Year Agreement to Supply Global Requirements of Aristocrat Technologies
02/27/07	Wells-Gardner Announces Stock Dividend
03/06/07	Wells-Gardner Announces That Its AG&E Subsidiary and Par 4 of New Jersey Have Agreed to a Long-Term Contract to Combine Their Used Gaming Device Businesses
03/09/07	Wells-Gardner Announces That Its AG&E Subsidiary Has Been Awarded a Florida Gaming License

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WELLS-GARDNER ELECTRONICS CORPORATION

By:	/s/ ANTHONY SPIER	Chairman of the Board, President
	Anthony Spier	& Chief Executive Officer	March 13, 2007

	/s/ JAMES F. BRACE	Vice President, Secretary, Treasurer
	James F. Brace	& Chief Financial Officer
		(Principal Accounting Officer)	March 13, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated.

/s/ ANTHONY SPIER	Chairman of the Board, President
Anthony Spier	& Chief Executive Officer	March 13, 2007

/s/ MERLE BANTA
Merle Banta	Director	March 13, 2007

/s/ MARSHALL L. BURMAN
Marshall L. Burman	Director	March 13, 2007

/s/ FRANK R. MARTIN
Frank R. Martin	Director	March 13, 2007

FINANCIAL SCHEDULE

Schedules not included with this additional financial data have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS (in $000’s)

	Year Ended December 31,
ALLOWANCE FOR DOUBTFUL ACCOUNTS	2006	2005	2004
Beginning balance	$134	$100	$146
Additions charged to expense	$214	$38	$14
Deductions	$(95)	$(4)	$(60)
Balance at end of year	$253	$134	$100

INVENTORY OBSOLESCENCE RESERVE:
Beginning balance	$993	$380	$193
Additions charged to expense	$2,018	$697	$494
Deductions	$(1,076)	$(84)	$(307)
Balance at end of year	$1,935	$993	$380

DEFERRED TAX ASSET VALUATION ALLOWANCE:
Beginning balance	$3,886	$2,678	$2,974
Additions charged (credited to) to expense	$(175)	$1208	$(296)
Balance at end of year	$3,711	$3,886	$2,678