Form 10-Q
period 2007-05-08
WELLS GARDNER ELECTRONICS CORP
filed 2007-05-08
CIK 105608

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended March 31, 2007.
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

As of May 4, 2007 approximately 9,831,294 shares of the Common Stock, $1.00 par value of the registrant were outstanding.

WELLS-GARDNER ELECTRONICS CORPORATION

FORM 10-Q TABLE OF CONTENTS

For The Three Months Ended March 31, 2007

PART I - FINANCIAL INFORMATION

Item 1.
Financial Statements:

Condensed Consolidated Statements of Earnings (Loss) (unaudited)
-	Three Months Ended March 31, 2007 & 2006

Condensed Consolidated Balance Sheets
-	March 31, 2007 & 2006 (unaudited) & December 31, 2006

Condensed Consolidated Statements of Cash Flows (unaudited)
-	Three Months Ended March 31, 2007 & 2006

Notes to the Unaudited Condensed Consolidated Financial Statements

Item 2.
Management's Discussion & Analysis of Financial Condition & Results of Operations

Item 3.
Quantitative & Qualitative Disclosures about Market Risk

Item 4.
Controls & Procedure

PART II - OTHER INFORMATION

Item 6.
Exhibits & Reports on Form 8-K

SIGNATURES

Item 1. Financial Statements

WELLS-GARDNER ELECTRONICS CORPORATION
Condensed Consolidated Statements of Earnings (Loss) (unaudited)
Three Months Ended March 31, 2007 and 2006

	Three Months Ended March 31,
	2007	2006
Net sales	$15,980,000	15,485,000
Cost of sales	13,012,000	13,415,000
Gross margin	2,968,000	2,070,000
Engineering, selling & administrative expenses	2,463,000	2,335,000
Operating earnings (loss)	505,000	(265,000)
Interest expense	174,000	174,000
Investment in Joint Venture, net	136,000	39,000
Tax and other (income) expense, net	(126,000)	(8,000)
Net earnings (loss)	$321,000	$(470,000)

Earnings per share:
Basic earnings (loss) per share	$0.03	$(0.05)
Diluted earnings (loss) per share	$0.03	$(0.05)

Basic average common shares outstanding	9,784,046	9,560,796
Diluted average common shares outstanding	9,841,752	9,560,796

WELLS-GARDNER ELECTRONICS CORPORATION
Condensed Consolidated Balance Sheets

	March 31	March 31,	December 31,
	2007	2006	2006
	(unaudited)	(unaudited )
Assets:
Current assets
Cash	$531,000	$278,000	$334,000
Accounts receivable, net	9,304,000	6,711,000	7,182,000
Accounts receivable, affiliates	4,256,000	5,254,000	4,113,000
Inventory	13,291,000	14,871,000	13,818,000
Other current assets	1,275,000	820,000	1,162,000
Total current assets	$28,657,000	$27,934,000	$26,609,000

Property, plant & equipment, net	771,000	1,231,000	873,000

Other assets:
Investment in joint venture	1,240,000	1,305,000	1,376,000
Deferred Tax Asset, net	55,000	0	0
Goodwill	1,329,000	1,329,000	1,329,000
Total other assets	2,624,000	2,634,000	2,705,000
Total assets	$32,052,000	$31,799,000	$30,187,000

Liabilities:
Current liabilities
Accounts payable	$2,875,000	$4,105,000	$2,081,000
Accounts payable, affiliates	6,249,000	6,350,000	4,814,000
Accrued expenses	1,218,000	807,000	851,000
Total current liabilities	$10,342,000	$11,262,000	$7,746,000

Long-term liabilities:
Note payable	7,976,000	8,453,000	9,234,000
Total liabilities	$18,318,000	$19,715,000	$16,980,000

Shareholders' Equity:
Common stock: authorized 25,000,000 shares
$1.00 par value; shares issued and outstanding:
9,831,294 shares as of March 31, 2007
9,255,123 shares as of December 31, 2006	$9,831,000	$9,170,000	$9,255,000
Additional paid-in capital	6,480,000	6,674,000	6,755,000
Accumulated deficit	(2,281,000)	(3,415,000)	(2,602,000)
Unearned compensation	(296,000)	(345,000)	(201,000)
Total shareholders' equity	13,734,000	12,084,000	13,207,000
Total liabilities & shareholders' equity	$32,052,000	$31,799,000	$30,187,000

See accompanying notes to the unaudited condensed consolidated financial statements

WELLS-GARDNER ELECTRONICS CORPORATION
Condensed Consolidated Statements of Cash Flows (unaudited)
Three Months Ended March 31, 2007 and 2006

	Three Months Ended
	March 31,	March 31,
	2007	2006
Cash flows from operating activities:
Net earnings (loss)	$321,000	$(470,000)
Adjustments to reconcile net earnings (loss) to
net cash provided by (used in) operating activities:
Depreciation and amortization	124,000	135,000
Amortization of unearned compensation	21,000	23,000
Share of (income)/loss in joint venture	136,000	39,000
Deferred Income Tax	(55,000)	0
Changes in current assets & liabilities
Accounts receivable	(2,122,000)	(1,608,000)
Inventory	527,000	(2,140,000)
Prepaid expenses & other	(113,000)	463,000
Accounts payable	794,000	211,000
Due to/from affiliates	1,292,000	2,915,000
Accrued expenses	367,000	59,000
Net cash provided by (used in) by operating activities	$1,292,000	$(373,000)

Cash provided by (used in) investing activities:
(Additions) disposals to plant & equipment, net	(22,000)	(35,000)
Net cash used in investing activities	$(22,000)	$(35,000)

Cash provided by (used in) financing activities:
Borrowings (repayments) - note payable	(1,258,000)	266,000
Proceeds from shares issued, options exercised and purchase plan	185,000	88,000
Net cash (used in) provided by financing activities	$(1,073,000)	$354,000

Net increase (decrease) in cash	197,000	(54,000)
Cash at beginning of period	334,000	332,000
Cash at end of period	$531,000	$278,000

Supplemental cash flow disclosure:
Interest paid	174,000	174,000
Taxes paid	(14,000)	0

WELLS-GARDNER ELECTRONICS CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements

1. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, which are necessary for a fair presentation of the financial position and results of operations for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. These condensed consolidated financial state-ments should be read in conjunction with the audited financial statements and notes included in the Company's 2006 Annual Report to Shareholders. The results of operations for the three months ended March 31, 2007 are not necessarily indicative of the operating results for the full year.

2. On February 27, 2007, the Company declared a five percent (5%) stock dividend payable to all common stock shareholders of record on March 09, 2007. The dividend was paid on March 30, 2007. For all periods presented, the earnings (loss) per share have been retroactively restated to reflect the stock dividend.

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

	Three Months Ended March 31,
	2007	2006
Net Sales:
Gaming	$12,202,000	$12,772,000
Amusement	$3,677,000	$2,589,000
Other	$101,000	$124,000
Total Net Sales	$15,980,000	$15,485,000

Operating Earnings (Loss)
Gaming	$1,237,000	$424,000
Amusement	$315,000	$276,000
Other	$38,000	$13,000
Unallocated Administration Costs	$(1,085,000)	$(978,000)
Total Operating Earnings (Loss)	$505,000	$(265,000)

5.   The Company maintains an Incentive Stock Option and Stock Award Plan under which officers and key employees may acquire up to a maximum of 1,608,115 common shares.

Stock Options
Options may be granted through December 31, 2008 at an option price not less than fair market value on the date of grant and are exercisable not earlier than six months nor later than ten years from the date of grant. Options vest over two and three year periods. As of March 31, 2007, 12 persons held outstanding options and were eligible to participate in the plan. Such options expire on various dates through April 8, 2014.

Under the stock option plan, the exercise price of each option equals the market price of the Company’s stock on the date of grant. For purposes of calculating the compensation cost consistent with FAS 123 (R), the fair value of each grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in fiscal 2004 were: expected volatility of 50% in 2006, 2005 and 2004; risk free interest rates ranging from 7.85% to 3.71%; 5% dividend rate; and expected lives of 5 years. The Company did not issue any Incentive Stock Options in 2005, 2006 or 2007, except for the stock options issued in conjunction with the 2005, 2006 and 2007 5% stock dividend. It is the Company’s policy to issue new stock certificates to satisfy stock option exercises.

The following table summarizes information about stock options outstanding for the three months ending March 31, 2007:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at beginning of year	200,674	$2.41
Granted	0	$0.00
5% Stock Dividend	10,032	$2.35
Forfeited	(379)	$1.82
Exercised	(74,941)	$2.43
Outstanding, March 31, 2007	135,386	$2.21	2.9	$131,000
Exercisable, March 31, 2007	135,386	$2.21	2.9	$131,000

Restricted Shares
The employees will earn the restricted shares in exchange for services to be provided to the Company over a five-year vesting period. All shares granted are governed by the Company’s Stock Award Plan, which was approved by shareholders in 2000. As of March 31, 2007, 128,727 restricted shares are outstanding on a dividend adjusted basis. Total unrecognized compensation cost related to unvested stock awards is approximately $296,000 and is expected to be recognized over a weighted average period of 2 years.

The following table summarizes information regarding Restricted Share activity for the three months ending March 31, 2007:

	Options	Weighted Average Grant Date Fair Value
Unvested at December 31, 2006	108,649	$1.85
Granted	32,812	$3.54
Vested	(12,734)	$5.27
Forfeited	0	$0.00
Outstanding, March 31, 2007	127,727	$1.94

6.  Our inventory detail as of March 31, 2007, March 31, 2006 and December 31, 2006 was as follows:

	March 31,		March 31,		December 31,
(in $000's)	2007		2006		2006
	(unaudited	)	(unaudited	)
Inventory:
Raw materials	$3,287		$4,622		$4,053
Work in progress	688		593		309
Intransit finished goods	1,671		1,737		1,927
Finished goods	7,645		7,919		7,529
Total	$13,291		$14,871		$13,818

7.  On August 21, 2006, the Company entered into a four-year credit agreement with Wells Fargo Bank. The agreement is a $15 million revolving credit facility. The new credit facility has an interest rate of Prime plus 0.50 points or LIBOR plus 3.25 points, determined at the Company’s election, plus foreign credit insurance and other fees including annual maintenance and exam fees. The new credit facility has several financial covenants including a minimum net worth, minimum net income requirements by quarter, a minimum net receivable/payable balance between the Company and its joint venture, and a maximum capital expenditures limit. Substantially all of the Company’s assets are securitized by the new credit facility. The Company is in compliance with all of its covenants at March 31, 2007. The Company signed the First Amendment to the Security and Credit Agreement on March 29, 2007, which is a technical amendment relating to the calculation of eligible accounts receivable.

8. In June 2006, the FASB issued FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109” (FIN 48). FIN48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. FIN 48 prescribes that a company should use a more-likely-than-not recognition threshold based on the technical merits of the tax position taken. Tax positions that meet the more-likely-than-not threshold should be measured in order to determine the tax benefit to be recognized in the financial statements. We adopted the provisions of FIN 48 on January 1, 2007. No cumulative effect upon adoption of FIN 48 was recorded.

An income tax valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company has historically provided a 100% valuation allowance on their net deferred tax benefits. The net change in the valuation allowance for the three months ended March 31, 2007 was a decrease of $55,000 to recognize the portion of deferred tax assets expected to be realized in the near future. This change represents the Company’s belief that it is more likely than not that a profit will be generated through the first quarter 2008, which will allow them to use a portion of the current net operating loss carry forwards. As of December 31, 2006, the Company has net operating loss carry forwards for Federal income tax purposes of approximately $8,258,000, which are available to offset future Federal taxable income, if any, through 2021. The Company also has alternative minimum tax credit carry forwards of approximately $62,000, which are available to reduce future Federal regular income taxes, if any, over an indefinite period. In addition, the Company has general business credit carry forwards of approximately $129,000, which are available to reduce future Federal regular income taxes, if any. These general business credits are scheduled to expire in 2012. No unrecognized tax benefits are set to expire in the next twelve months that may have an impact upon the Company’s effective tax rate.

The Company files tax returns in the U.S. federal jurisdiction and various state jurisdictions. The tax years 2004 and 2005 remain open to examinations. Our policy is to recognize interest and penalties related to uncertain tax positions in income tax expense. During the three months ended March 31, 2007, the Company did not recognize expense for interest or penalties, and do not have any amounts accrued at March 31, 2007, as the Company does not believe it has taken any uncertain tax positions.

9. The Company expects Wells East Asia Displays (“WEA”) to cease CRT production at or shortly after June 30, 2007. WEA’s CRT production will be transferred to another subcontract facility in Shenzhen, China during the third quarter 2007. Equity loss in the joint venture was $136,000 in the first quarter 2007. This loss was comprised of a reserve for the shutdown and liquidation of Wells East Asia Displays of $250,000, which was partially offset by $113,000 of long term currency gains and $1,000 of WEA operating income.

Item 2. Management's Discussion & Analysis of Financial Condition & Results of Operations

Three Months Ended March 31, 2007 & 2006

For the first quarter ended March 31, 2007, net sales increased by 3% to $15,980,000 from $15,485,000 in first quarter 2006. Gaming sales for the first quarter 2007 decreased by 4% to $12,202,000 from $12,772,000 in the first quarter 2006 primarily due to lower used game sales. Gaming gross margin improved to 19.3% in the first quarter 2007 from 12.3% in the first quarter 2006. Amusement and other sales increased by 39% to $3,778,000 in the first quarter 2007 from $2,713,000 in the first quarter 2006 primarily due to significant sales to one amusement customer. Amusement and other gross margin declined to 15.5% in the first quarter 2007 from 18.0% in the first quarter 2006. Overall unit volume increased almost ten percent with a slight decline in gaming unit volume and a significant increase in amusement unit volume.

Gross margin as a percentage of sales was 18.6%, or $2,968,000 in the fist quarter 2007, compared to 13.4%, or $2,070,000 for the for the first quarter 2006 for an increase of $898,000 or 39%. The significant improvement in gross margins was due to the successful implementation of our late 2005 and early 2006 profit improvement plans. Gaming industry gross margins increased by 7.0 percentage points year over year for the quarter due to new lower cost CRT board sets and lower LCD costs with over 80% being manufactured in China. Amusement industry gross margins decreased by 2.5 percentage points due to unfavorable mix. Both segments benefited from our lower headcount, better scheduling and procurement activity, and lower tooled metal and air freight expense. The improvement in LCD panel pricing experienced in 2006 is not expected to continue in the near term and we expect average LCD video display selling prices to decline some during 2007 due to competitive market conditions.

Engineering, selling, and administrative expenditures increased by $128,000 to $2,463,000 in the first quarter 2007 from $2,335,000 in the first quarter 2006. Notwithstanding the slightly higher ESG&A expense, the much higher gross margin resulted in operating income of $505,000 in the first quarter 2007 compared to an operating loss of $265,000 in the first quarter 2006.

Equity loss in the joint venture was $136,000 in the first quarter 2007 compared to $39,000 in the first quarter 2006. The Company expects Wells East Asia Displays (“WEA”) to cease CRT production on or shortly after June 30, 2007. WEA’s CRT production will be transferred to another subcontract facility in Shenzhen, China during the third quarter 2007. The Company established a reserve for the shutdown and liquidation of Wells East Asia Displays of $250,000, which was partially offset by $113,000 of long term currency gains and $1,000 of WEA operating income.

Interest expense was $174,000 in the first quarter 2007 compared to same amount in the first quarter 2006 due higher interest rates being offset by lower borrowing. Other (income) was $113,000 in the first quarter 2007 compared to $8,000 in the first quarter 2006 due to currency gains on foreign receivables. Tax benefits were $14,000 in the first quarter 2007 compared to zero in the first quarter 2006 due to a $55,000 valuation allowance reduction.

For the first quarter 2007, the Company reported net earnings of $321,000 or $0.03 per basic and diluted share, compared to a net loss of $(470,000) or $(0.05) per basic and diluted share for the first quarter 2006.

Liquidity & Capital Resources

Cash provided by operating activities during the first quarter ended March 31, 2007 was $1,292,000.

Accounts receivable increased by $2,122,000 to $9,304,000 due to the sales level being higher late in the quarter. Accounts receivable days outstanding increased from 41 days on December 31, 2006 to 53 days on March 31, 2007. Inventory decreased $527,000 to $13,291,000, primarily due to lower amount of raw materials. Days cost of sales in inventory decreased from 97 days on December 31, 2006 to 93 days on March 31, 2007. Due to affiliates increased more than due from affiliates by $1,292,000 in the first quarter due to higher CRT affiliate volume and lower CRT affiliate payments. Accounts payable increased by $794,000 due to large purchases late in the quarter. Accounts payable days outstanding increased from 23 days on December 31, 2006 to 30 days on March 31, 2007. Prepaid expenses net increased by $113,000 and accrued expenses increased by $367,000.

Cash used in investing activities was $22,000 for plant and equipment, net, primarily for computer hardware and software and a vehicle.

Long-term notes payable decreased to $7,976,000 on March 31, 2007 from $9,234,000 on December 31, 2006, using $1,258,000 of cash for financing activities. Proceeds from options exercised were $185,000.

Cash increased $197,000 from December 31, 2006 to $531,000 as of March 31, 2007.

On a daily basis, the Company utilizes a sweep account to reduce its cash balance to minimize its outstanding balance on its revolving line of credit and its interest expense. The cash balance will fluctuate based on the timing of checks clearing the Company’s accounts.

Item 3. Quantitative & Qualitative Disclosures about Market Risk

There have been no material changes to the Company’s market risk during the three months ended March 31, 2007. For additional information on market risk, refer to the “Quantitative and Qualitative Disclosures about Market Risk” section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

The Company is subject to certain market risks, mainly interest rate risk. In August 2006, the Company entered into a new four-year $15 million secured credit facility with Wells Fargo Bank.

At March 31, 2007, the Company had total outstanding bank debt of $8.0 million at an average interest rate of 8.75%. The loan is at prime plus 0.50% or Libor plus 3.25%. At March 31, 2007 the entire loan was at prime plus 0.50%. All of the Company’s debt is subject to variable interest rates at this time. An adverse change in interest rates during the time that this debt is outstanding would cause an increase in the amount of interest paid. A 100 basis point increase in interest rates would result in an annual increase of approximately $80,000 in additional interest expense recognized in the financial statements based on the March 31, 2007 outstanding loan balance. The Company may pay down the loans at any time without penalty. However, there is a minimum interest charge of $30,000 per month during the first two years and $20,000 per month during the second two years of the credit agreement.

The Company is exposed to credit risk and currency risk on certain assets, primarily accounts receivable. The Company provides credit to customers in the ordinary course of business and performs ongoing credit evaluations. Concentrations of credit risk with respect to trade receivables are somewhat limited due to the number of customers comprising the Company’s customer base.

Item 4. Controls & Procedures

The Company has established a Disclosure Committee, which is made up of the Company’s Chief Executive Officer, Chief Financial Officer and other members of management. The Disclosure Committee conducts an evaluation of the effectiveness of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) as of the end of the period covered by this report. While the Company has limited resources and cost constraints due to its size, based on the evaluation required by Rule 13a-15(b), the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this quarterly report has been made known to them. As of March 31, 2007, there have been no known significant changes in internal controls or in other factors that could significantly affect these controls.

New Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 157 Fair Value Measurements (SFAS No. 157), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principals, and expands disclosures about fair value measurements. SFAS No. 157 is effective as of the beginning of our 2008 fiscal year. We are currently evaluating the impact, if any, adopting SFAS No. 157 will have on our financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities-including an amendment of FASB Statement No. 115 (SFAS No. 159), which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value, with unrealized gains and losses related to these financial instruments reported in earnings at each subsequent reporting date. This Statement is effective as of the beginning of our 2008 fiscal year. We are currently evaluating the impact, if any, adopting SFAS No. 159 will have on our financial statements.

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

PART II - OTHER INFORMATION

Item 6. Exhibits & Reports on Form 8-K

(a). Exhibits:

Exhibit 10.1 - First Amendment to Security and Credit Agreement dated
March 29, 2007
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

(b). Press Releases:

The following press releases have been issued by the Company during the Company’s first quarter 2007, which are available on the Company’s website (www.wellsgardner.com) under its Investor Information section:

DATE:	TITLE

04/24/07	Wells-Gardner Announces First Quarter 2007 Earnings of $321,000 Compared to a Loss of $(470,000)

04/16/07	Wells-Gardner Electronics to Report First Quarter 2007 Results and Host Conference Call and Webcast

03/09/07	Wells-Gardner Announces That Its AG&E Subsidiary Has Been Awarded a Florida Gaming License

03/06/07	Wells-Gardner Announces That Its AG&E Subsidiary and Par 4 of New Jersey Have Agreed to a Long-Term Contract to Combine Their Used Gaming Device Businesses

02/27/07	Wells-Gardner Announces Stock Dividend

02/23/07	Wells-Gardner Announces 5-Year Agreement to Supply Global Requirements of Aristocrat Technologies

02/13/07	Wells-Gardner Announces Fiscal 2006 Earnings Of $343,000 Compared To A Loss of $(3) Million

02/01/07	Wells Gardner Electronics to Report 2006 Fourth Quarter and Full Year Results and Host Conference Call and Webcast

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WELLS-GARDNER ELECTRONICS CORPORATION

Date:	May 8, 2007	By:	/s/ JAMES F. BRACE
James F. Brace
Vice President,
Chief Financial Officer,
Treasurer & Corporate Secretary