Form 10-Q
period 2007-06-30
WELLS GARDNER ELECTRONICS CORP
filed 2007-08-13
CIK 105608

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended June 30, 2007.
or
[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
or the transition period from ____________ to ____________

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

As of August 3, 2007 approximately 9,841,575 shares of the Common Stock, $1.00 par value of the registrant were outstanding.

WELLS-GARDNER ELECTRONICS CORPORATION

FORM 10-Q TABLE OF CONTENTS

For The Three Months and Six Months Ended June 30, 2007

PART I – FINANCIAL INFORMATION

Item 1.
Financial Statements:

Condensed Consolidated Statements of Earnings (Loss) (unaudited)
-	Three Months Ended June 30, 2007 & 2006
-	Six Months Ended June 30, 2007 & 2006

Condensed Consolidated Balance Sheets
-	June 30, 2007 & 2006 (unaudited) & December 31, 2006

Condensed Consolidated Statements of Cash Flows (unaudited)
-	Three Months Ended June 30, 2007 & 2006
-	Six Months Ended June 30, 2007 & 2006

Notes to the Unaudited Condensed Consolidated Financial Statements

Item 2.
Management's Discussion & Analysis of Financial Condition & Results of Operations

Item 3.
Quantitative & Qualitative Disclosures about Market Risk

Item 4.
Controls & Procedures

PART II - OTHER INFORMATION

Item 5.
Submission of Matters to a Vote of Security Holders

Item 6.
Exhibits & Reports on Form 8-K

SIGNATURES

Item 1. Financial Statements

WELLS-GARDNER ELECTRONICS CORPORATION
Condensed Consolidated Statements of Earnings (Loss) (unaudited)
Three Months and Six Months Ended June 30, 2007

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net sales	$15,129,000	18,304,000	31,109,000	33,789,000
Cost of sales	12,529,000	15,538,000	25,541,000	28,952,000
Gross margin	2,600,000	2,766,000	5,568,000	4,837,000

Engineering, selling & administrative expenses	2,392,000	2,381,000	4,855,000	4,717,000
Operating earnings	208,000	385,000	713,000	120,000

Interest expense	174,000	202,000	347,000	376,000
Investment in Joint Venture	(5,000)	(56,000)	132,000	(17,000)
Other (income) expense, net	(130,000)	-	(243,000)
Income Tax	8,000	-	(5,000)	(8,000)
Net earnings (loss)	$161,000	$239,000	$482,000	$(231,000)

Earnings per share:
Basic earnings (loss) per share	$0.02	$0.02	$0.05	$(0.02)
Diluted earnings (loss) per share	$0.02	$0.02	$0.05	$(0.02)

Basic average common shares outstanding	9,831,561	9,628,311	9,807,673	9,594,369
Diluted average common shares outstanding	9,871,296	9,658,333	9,856,277	9,594,369

WELLS-GARDNER ELECTRONICS CORPORATION
Condensed Consolidated Balance Sheets

	June 30,	June 30,	December 31,
	2007	2006	2006
	(unaudited)	(unaudited)
Assets:
Current assets
Cash	$766,000	$477,000	$334,000
Accounts receivable, net	6,766,000	8,100,000	7,182,000
Accounts receivable, affiliates	3,268,000	4,824,000	4,113,000
Inventory	12,560,000	14,146,000	13,818,000
Other current assets	2,357,000	1,220,000	1,162,000
Total current assets	$25,717,000	$28,767,000	$26,609,000

Property, plant & equipment, net	683,000	1,110,000	873,000

Other assets:
Investment in joint venture	1,244,000	1,361,000	1,376,000
Deferred Tax Asset, net	55,000	0	0
Goodwill	1,329,000	1,329,000	1,329,000
Total other assets	2,628,000	2,690,000	2,705,000
Total assets	$29,028,000	$32,567,000	$30,187,000

Liabilities:
Current liabilities
Accounts payable	$2,635,000	$3,231,000	$2,081,000
Accounts payable, affiliates	3,559,000	6,108,000	4,814,000
Accrued expenses	1,524,000	931,000	851,000
Total current liabilities	$7,718,000	$10,270,000	$7,746,000

Long-term liabilities:
Note payable	7,388,000	9,948,000	9,234,000
Total liabilities	$15,106,000	$20,218,000	$16,980,000

Shareholders' Equity:
Common stock: authorized 25,000,000 shares
$1.00 par value; shares issued and outstanding:
9,832,809 shares as of June 30, 2007
9,255,123 shares as of December 31, 2006	$9,833,000	$9,170,000	$9,255,000
Additional paid-in capital	6,483,000	6,675,000	6,755,000
Accumulated deficit	(2,121,000)	(3,176,000)	(2,602,000)
Unearned compensation	(273,000)	(320,000)	(201,000)
Total shareholders' equity	13,922,000	12,349,000	13,207,000
Total liabilities & shareholders' equity	$29,028,000	$32,567,000	$30,187,000

See accompanying notes to the unaudited condensed consolidated financial statements

WELLS-GARDNER ELECTRONICS CORPORATION
Condensed Consolidated Statements of Cash Flows (unaudited)
Three Months and Six Months Ended June 30, 2007

	Three Months Ended	Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2007	2006	2007	2006
Cash flows from operating activities:
Net earnings (loss)	$161,000	$239,000	$482,000	$(231,000)
Adjustments to reconcile net earnings (loss) to
net cash provided by (used in) operating activities:
Depreciation and amortization	120,000	136,000	244,000	271,000
Amortization of unearned compensation	23,000	25,000	44,000	48,000
Share of (income)/loss in joint venture	(5,000)	(56,000)	131,000	(17,000)
Deferred Income Tax	0	0	(55,000)	0
Changes in current assets & liabilities
Accounts receivable	2,538,000	(1,389,000)	416,000	(2,997,000)
Inventory	731,000	725,000	1,258,000	(1,415,000)
Prepaid expenses & other	(1,083,000)	(400,000)	(1,196,000)	63,000
Accounts payable	(240,000)	(874,000)	554,000	(663,000)
Due to/from affiliates	(1,702,000)	188,000	(410,000)	3,103,000
Accrued expenses	306,000	124,000	673,000	183,000
Net cash provided (used in) by operating activities	$849,000	$(1,282,000)	$2,141,000	$(1,655,000)

Cash (used in) investing activities:
(Additions) to plant & equipment, net	(31,000)	(16,000)	(53,000)	(51,000)
Net cash used in investing activities	$(31,000)	$(16,000)	$(53,000)	$(51,000)

Cash provided by (used in) financing activities:
(Repayments) borrowings - note payable	(588,000)	1,495,000	(1,846,000)	1,761,000
Proceeds from shares issued, options exercised and
purchase plan	5,000	2,000	190,000	90,000
Net (used in) cash provided by financing activities	$(583,000)	$1,497,000	$(1,656,000)	$1,851,000

Net increase (decrease) in cash	235,000	199,000	432,000	145,000
Cash at beginning of period	531,000	278,000	334,000	332,000
Cash at end of period	$766,000	$477,000	$766,000	$477,000

Supplemental cash flow disclosure:
interest paid	174,000	202,000	347,000	376,000
Taxes paid	9,000	0	(5,000)	0

WELLS-GARDNER ELECTRONICS CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements

1.           In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, which are necessary for a fair presentation of the financial position and results of operations for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted.  These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes included in the Company's 2006 Annual Report to Shareholders. The results of operations for the three and the six months ended June 30, 2007 are not necessarily indicative of the operating results for the full year.

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
	Three months ending June 30,		Six months ending June 30,
	2007	2006	2007	2006
Net Sales:
Gaming	$12,030,000	$15,547,000	$24,232,000	$28,319,000
Amusement	$3,044,000	$2,650,000	$6,722,000	$5,239,000
Other	$54,000	$107,000	$155,000	$231,000
Total Net Sales	$15,129,000	$18,304,000	$31,109,000	$33,789,000

Operating Earnings (Loss)
Gaming	$804,000	$1,016,000	$2,126,000	$1,437,000
Amusement	$341,000	$344,000	$573,000	$622,000
Other	$9,000	$20,000	$47,000	$34,000
Unallocated Administration Costs	$(947,000)	$(995,000)	$(2,032,000)	$(1,973,000)
Total Operating Earnings (Loss)	$208,000	$385,000	$713,000	$120,000

5.            The Company maintains an Incentive Stock Option and Stock Award Plan under which officers and key employees may acquire up to a maximum of 1,608,115 common shares.

Stock Options
Options may be granted through December 31, 2008 at an option price not less than fair market value on the date of grant and are exercisable not earlier than six months or later than ten years from the date of grant. Options vest over two and three year periods. As of June 30, 2007, 11 persons held outstanding options and were eligible to participate in the plan. Such options expire on various dates through April 8, 2014.

Under the stock option plan, the exercise price of each option equals the market price of the Company’s stock on the date of grant. For purposes of calculating the compensation cost consistent with FAS 123 (R), the fair value of each grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in fiscal 2004 were: expected volatility of 50% in 2007, 2006 and 2005; risk free interest rates ranging from 7.85% to 3.71%; 5% dividend rate; and expected lives of 5 years. The Company did not issue any Incentive Stock Options in 2005, 2006 or 2007, except for the stock options issued in conjunction with the 2005, 2006 and 2007 5% stock dividend.   It is the Company’s policy to issue new stock certificates to satisfy stock option exercises.

The following table summarizes information about stock options outstanding for the six months ending June 30, 2007:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at beginning of year	200,674	$2.41
Granted	0	$0.00
5% Stock Dividend	10,032	$2.35
Forfeited	(379)	$1.82
Exercised	(76,456)	$2.42
Outstanding, June 30, 2007	133,871	$2.21	2.6	$110,000
Exercisable, June 30, 2007	133,871	$2.21	2.6	$110,000

Restricted Shares
The employees will earn the restricted shares in exchange for services to be provided to the Company over a five-year vesting period. All shares granted are governed by the Company’s Stock Award Plan, which was approved by shareholders in 2000. As of June 30, 2007, 125,195 restricted shares are outstanding on a dividend adjusted basis. Total unrecognized compensation cost related to unvested stock awards is approximately $273,000 and is expected to be recognized over a weighted average period of 2 years.

The following table summarizes information regarding Restricted Share activity for the six months ending June 30, 2007:
	Options	Weighted Average Grant Date Fair Value
Unvested at December 31, 2006	108,649	$1.85
Granted	32,812	$3.54
Vested	(16,266)	$4.91
Forfeited	0	$0.00
Unvested at June 30, 2007	125,195	$1.88

6.             Our inventory by classification as of June 30, 2007, June 30, 2006 and December 31, 2006 was as follows:

	June 30,	June 30,	December 31,
(in $000's)	2007	2006	2006
	(unaudited)	(unaudited)
Inventory:
Raw materials	$3,863	$3,635	$4,053
Work in progress	373	991	309
Intransit finished goods	465	1,635	1,927
Finished goods	7,859	7,885	7,529
Total	$12,560	$14,146	$13,818

7.           On August 21, 2006, the Company entered into a four-year credit agreement with Wells Fargo Bank.  The agreement is a $15 million revolving credit facility. The new credit facility has an interest rate of Prime plus 0.50 points or LIBOR plus 3.25 points, determined at the Company’s election, plus foreign credit insurance and other fees including annual maintenance and exam fees.  The new credit facility has several financial covenants including a minimum net worth, minimum net income requirements by quarter, a minimum net receivable/payable balance between the Company and its joint venture, and a maximum capital expenditures limit.  Substantially all of the Company’s assets are collateralized by the new credit facility.  The Company is in compliance with all of its covenants at June 30, 2007.  The Company entered into the First Amendment to the Security and Credit Agreement on March 29, 2007, which is a technical amendment relating to the calculation of eligible accounts receivable.  The Company entered into the Second Amendment to the Security and Credit Agreement on June 29, 2007, which eliminates the requirement that the Company maintain its accounts payable to its joint venture $1,000,000 greater than its accounts receivable to the joint venture.

8.           In June 2006, the FASB issued FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109” (FIN 48).  FIN48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”.  FIN 48 prescribes that a company should use a more-likely-than-not recognition threshold based on the technical merits of the tax position taken.  Tax positions that meet the more-likely-than-not threshold should be measured in order to determine the tax benefit to be recognized in the financial statements.  We adopted the provisions of FIN 48 on January 1, 2007. No cumulative effect upon adoption of FIN 48 was recorded.

An income tax valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company has historically provided a 100% valuation allowance on their net deferred tax benefits. The net change in the valuation allowance for the six months ended June 30, 2007 was a decrease of $55,000 to recognize the portion of deferred tax assets expected to be realized in the near future. This change represents the Company’s belief that it is more likely than not that a profit will be generated through the end of 2007, which will allow them to use a portion of the current net operating loss carry forwards.  As of December 31, 2006, the Company has net operating loss carry forwards for Federal income tax purposes of approximately $8,258,000, which are available to offset future Federal taxable income, if any, through 2021. The Company also has alternative minimum tax credit carry forwards of approximately $62,000, which are available to reduce future Federal regular income taxes, if any, over an indefinite period. In addition, the Company has general business credit carry forwards of approximately $129,000, which are available to reduce future Federal regular income taxes, if any. These general business credits are scheduled to expire in 2012. No unrecognized tax benefits are set to expire in the next twelve months that may have an impact upon the Company’s effective tax rate.

The Company files tax returns in the U.S. federal jurisdiction and various state jurisdictions. The tax years 2004 and 2005 remain open to examinations. Our policy is to recognize interest and penalties related to uncertain tax positions in income tax expense. During the six months ended June 30, 2007, the Company did not recognize expense for interest or penalties, and do not have any amounts accrued at June 30, 2007, as the Company does not believe it has taken any uncertain tax positions.

9.           Wells East Asia Displays (“WEA”) ceased CRT production on July 6, 2007.  WEA’s CRT production will be transferred to another subcontract facility in Shenzhen, China during the third quarter 2007.  Equity loss in the joint venture was $132,000 in the first half 2007.  This loss was comprised of a reserve for the shutdown and liquidation of Wells East Asia Displays of $250,000, which was partially offset by $113,000 of long term currency gains and $5,000 of WEA operating income.

10.           Other income was $130,000 for the three months ending June 30, 2007.  This consisted primarily of $95,000 in currency gains due to foreign receivables and $32,000 due to collection on a bankruptcy.  For the six months ending June 30, 2007 other income was $243,000.  This consisted primarily of currency gains due to foreign receivables of $208,000 and collection of a bankruptcy debt of $32,000.

11           On July 12, 2007 and July 23, 2007 the Company received dividend payments from Wells East Asia Displays (“WEA”) for a total amount of $770,000. The payments will be a reduction of the investment in joint venture in the third quarter 2007.

Item 2. Management's Discussion & Analysis of Financial Condition & Results of Operations

Three Months Ended June 30, 2007 & 2006

For the second quarter ended June 30, 2007, net sales decreased by 17% to $15,129,000 from $18,304,000 in second quarter 2006.  Gaming sales for the second quarter 2007 decreased by 24% to $12,030,000 from $15,547,000 in the second quarter 2006 primarily due to lower average LCD selling prices, European sales, class II gaming sales and used game sales.  Gaming gross margin improved to 16.7% in the second quarter 2007 from 14.2% in the second quarter 2006.  Amusement and other sales increased by 12% to $3,098,000 in the second quarter 2007 from $2,757,000 in the second quarter 2006 primarily due to significant sales to one OEM amusement customer partially offset by lower replacement sales.  Amusement and other gross margin declined slightly to 19.0% in the second quarter 2007 from 20.1% in the second quarter 2006.  Overall video display unit volume decreased six percent with a slight decline in both gaming and amusement unit volume.

Gross margin as a percentage of sales was 17.2%, or $2,600,000 in the second quarter 2007, compared to 15.1%, or $2,766,000 for the for the second quarter 2006.  However, absolute gross margin decreased $166,000 or 6% due to the lower sales.  The significant improvement in gross margin percentages was due to the successful implementation of our late 2005 and early 2006 profit improvement plans.  Gaming industry gross margins increased by 2.5 percentage points year over year for the quarter due to new lower cost CRT board sets and lower LCD costs with over 80% being manufactured in China.  Amusement and other industry gross margins decreased by 1.1 percentage points due to a higher percentage being produced in the US.  Both segments benefited from our lower headcount, better scheduling and procurement activity, and lower tooled metal expense.  The improvement in LCD panel pricing experienced in 2006 and the first quarter 2007 is not expected to continue for the remainder of 2007 and we expect average LCD video display selling prices to our customers to decline during 2007 due to competitive market conditions.

Engineering, selling, and administrative expenditures increased by $10,000 to $2,392,000 in the second quarter 2007 from $2,381,000 in the second quarter 2006.  Operating income declined $177,000 to $208,000 in the second quarter 2007 from $385,000 in the second quarter 2006, primarily due to significantly lower sales.

Equity income in the joint venture was $5,000 in the second quarter 2007 compared to $56,000 in the second quarter 2006.  Interest expense was $174,000 in the second quarter 2007 compared to $202,000 in the second quarter 2006 due to lower borrowing. Other income was $130,000 in the second quarter 2007 compared to zero in the second quarter 2006 due to currency gains on foreign receivables of $95,000 and the collection of a bankruptcy of $32,000.  Tax expense was $9,000 in the second quarter 2007 compared to zero in the second quarter 2006.

For the second quarter 2007, the Company reported net earnings of $161,000 or $0.02 per basic and diluted share, compared to $239,000 or $0.02 per basic and diluted share for the second quarter 2006.

Six Months Ended June 30, 2007 & 2006

For the six months ended June 30, 2007, net sales decreased 8% to $31,109,000 from $33,789,000 in the first six months 2006.  Gaming sales decreased by 14% to $24,232,000 from $28,319,000 due to lower used gaming device, European, and class II gaming sales and lower average LCD selling prices.  Gaming gross margin improved to 18.4% in the first six months 2007 from 13.4% in the first six months 2006.  Amusement and other sales increased by 26% to $6,877,000 from $5,470,000.  Amusement and other gross margin declined to 16.3% in the first six months 2007 from 19.3% in the first six months 2006.  Overall video display unit volume increased two percent with a slight decline in gaming and an increase in amusement unit volume.

Gross operating margin as a percentage of sales was 17.9% at $5,568,000 for the first six months 2007 compared to 14.3% at $4,837,000 for the first six months 2006 for a gross margin increase of $731,000 or 15%.  The significant improvement in gross margins was due to the successful implementation of our second half 2005 and first half 2006 profit improvement plans.  Gaming industry gross margins increased by 5.0 percentage points due to better purchasing and scheduling, more LCD production occurring in China, and lower CRT board costs.  Amusement and other industry gross margins decreased by 3.0 percentage points due to a higher percentage being produced in the US.  All segments benefited from our lower headcount, better scheduling and procurement activity, and lower tooled metal expense.

Engineering, selling, and administrative expenditures increased $138,000 in the first six months 2007 to $4,855,000 from $4,717,000 for the first six months 2006.  The increases are primarily due to increased travel, sales promotion expense and bonus accruals.  Operating income increased $594,000 to $713,000 in the first six months 2007 from $120,000 in the first six months 2006, primarily due to significantly improved gross margins.

Equity loss in the joint venture was $132,000 in the first six months 2007 compared to equity income of $17,000 in the first six months 2006 due to the provision for the liquidation of Wells East Asia Displays (“WEA”).  Wells East Asia Displays ceased CRT production on July 6, 2007 and will be liquidated on or around October 1, 2007.  WEA’s CRT production requirements are being transferred to another subcontract facility in Shenzhen, China during the third quarter 2007.  The Company established a reserve for the shutdown and liquidation of Wells East Asia Displays of $250,000, which was partially offset by $113,000 of long term currency gains and $5,000 of WEA operating income.

Interest expense was $347,000 in the first six months 2007 compared to $376,000 in the first six months 2006 due to lower borrowings.  Other (income) / expense was ($243,000) in the first six months 2007 compared to ($8,000) for the first six months 2006 due primarily to currency gains on foreign receivables of $208,000 and the collection of an old bad debt of $32,000.  Tax benefit  was ($5,000) in the first six months 2007 compared to $0 the first six months 2006 due to a $55,000 valuation allowance reduction.

For the six months of 2007, the Company reported a net income of $482,000 or $0.05 per basic and diluted share compared to a loss of ($231,000), or ($0.02) per basic and diluted share for the first six months 2006.  Again the primary reason for the improvement is the improved gross margin the first six months 2007 compared to the first six months 2006.

Liquidity & Capital Resources

Cash provided by operating activities during the second quarter ended June 30, 2007 was $849,000.

Accounts receivable decreased by $2,538,000 in the second quarter to $6,766,000 on June 30, 2007 due to the lower sales level.  Accounts receivable days outstanding decreased to 41 days on June 30, 2007 from 53 days on March 31, 2007.  Inventory decreased $731,000 in the second quarter to $12,560,000 on June 30, 2007, primarily due to less LCD finished goods in transit.  Days cost of sales in inventory decreased from 93 days on March 31, 2007 to 91 days on June 30, 2007.  Due to affiliates increased more than due from affiliates by $1,702,000 in the second quarter due to higher CRT affiliate volume and lower CRT affiliate payments.  Accounts payable decreased by $240,000.  Accounts payable days outstanding were 35 days on June 30, 2007 compared to 37 days at March 31, 2007.  Prepaid expenses increased by $1,083,000 in the second quarter due to large LCD and used game advanced payments and accrued expenses increased by $306,000 in the second quarter.

Cash used in investing activities was $31,000 for plant and equipment, primarily for computer hardware and software and a vehicle.

Long-term notes payable decreased to $7,388,000 on June 30, 2007 from $7,976,000 on March 31, 2007, using $588,000 of cash for financing activities. Proceeds from options exercised were $5,000.

Cash increased $235,000 from March 31, 2007 to $766,000 as of June 30, 2007.

Cash provided by operating activities during the first six months ended June 30, 2007 was $2,141,000.

Accounts receivable decreased by $416,000 in the first six months to $6,766,000 on June 30, 2007 due to the sales level being slightly lower in the second quarter 2007 than the fourth quarter 2006.  Accounts receivable days outstanding were both 41 days on December 31, 2006 and June 30, 2007.  Inventory decreased $1,258,000 in the first six months to $12,260,000 on June 30, 2007 primarily due to lower in transit LCD finished goods. Days cost of sales in inventory decreased from 97 days on December 31, 2006 to 91 days on June 30, 2007.  Our investment in inventory will probably rise the next quarter as in-transit LCD finished goods increase to their more normal level and we increase our LCD panel inventory to protect availability which has become very tight compared to 2006 and the first quarter 2007.  Due to affiliates increased more than due from affiliates by $410,000 in the first six months due to higher CRT affiliate volume and lower CRT affiliate payments. Accounts payable increased by $554,000 due to a slight increase in days outstanding.  Accounts payable days outstanding increased from 26 days on December 31, 2006 to 35 days on June 30, 2007.  Prepaid expenses increased by $1,196,000 due to large LCD and used game advanced payments and accrued expenses increased by $673,000 due to accounts payable being open longer at year end.

Cash used in investing activities was $53,000 for plant and equipment, primarily for computer hardware and software and two vehicles.

Long-term notes payable decreased to $7,388,000 on June 30, 2007 from $9,234,000 on December 31, 2006, using $1,846,000 of cash for financing activities to reduce debt. Proceeds from options exercised were $190,000.

Cash increased $432,000 from December 31, 2006 to $766,000 as of June 30, 2007.

On a daily basis, the Company utilizes a sweep account to reduce its cash balance to minimize its outstanding balance on its revolving line of credit and its interest expense.  The cash balance will fluctuate based on the timing of checks clearing the Company’s accounts.

Item 3. Quantitative & Qualitative Disclosures about Market Risk

There have been no material changes to the Company’s market risk during the three and six months ended June 30, 2007. For additional information on market risk, refer to the “Quantitative and Qualitative Disclosures about Market Risk” section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

The Company is subject to certain market risks, mainly interest rate risk. In August 2006, the Company entered into a new four-year $15 million secured credit facility with Wells Fargo Bank.

As of June 30, 2007, the Company had total outstanding bank debt of $7.4 million at an average interest rate of 8.75%.  The loan is at prime plus 0.50% or Libor plus 3.25%. As of June 30, 2007 the entire loan was at prime plus 0.50%.  All of the Company’s debt is subject to variable interest rates at this time. An adverse change in interest rates during the time that this debt is outstanding would cause an increase in the amount of interest paid. A 100 basis point increase in interest rates would result in an annual increase of approximately $74,000 in additional interest expense recognized in the financial statements based on the June 30, 2007 outstanding loan balance. The Company may make payments towards the loans at any time without penalty.  However, there is a minimum interest charge of $30,000 per month during the first two years and $20,000 per month during the second two years of the credit agreement.

The Company is exposed to credit risk and currency risk on certain assets, primarily accounts receivable. The Company provides credit to customers in the ordinary course of business and performs ongoing credit evaluations. Concentrations of credit risk with respect to trade receivables are somewhat limited due to the number of customers comprising the Company’s customer base.

Item 4. Controls & Procedures

The Company has established a Disclosure Committee, which is made up of the Company’s Chief Executive Officer, Chief Financial Officer and other members of management. The Disclosure Committee conducts an evaluation of the effectiveness of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) as of the end of the period covered by this report. While the Company has limited resources and cost constraints due to its size, based on the evaluation required by Rule 13a-15(b), the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this quarterly report has been made known to them. As of June 30, 2007, there have been no known significant changes in internal controls or in other factors that could significantly affect these controls.

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

PART II - OTHER INFORMATION

Item 5.  Submission of Matters to a Vote of Security Holders

A.	The annual meeting of stockholders of Wells-Gardner Electronics Corporation was held on April 24, 2007.

B.	Set forth below is the tabulation of the votes on each nominee for election as a director:

	For	Withhold Authority	Broker Non-votes
Merle H. Banta	8,494,163	321,783	0
Marshall L. Burman	8,533,253	282,693	0
Frank R. Martin	8,542,687	273,259	0
Anthony Spier	8,539,736	276,210	0

C.	Set forth below is the tabulation of the vote to approve the appointment of Blackman Kallick Bartelstein, LLP, as independent public accountants of the Company for the current fiscal year:

For	Against	Abstain
8,676,726	32,347	106,873

Item 6. Exhibits & Reports on Form 8-K

(a).	Exhibits:

	Exhibit 10.2	–	Second Amendment to Security and Credit Agreement dated June 29, 2007

	Exhibit 10.3	–	First Amendment to Industrial Building Lease (for 9500 West 55th Street, Suite A, McCook, IL 60525) dated April 26, 2007

	Exhibit 31.1	–	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	Exhibit 31.2	–	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	Exhibit 32.1	–	Statement of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b). Press Releases:

The following press releases have been issued by the Company during the Company’s first six months 2007, which are available on the Company’s website (www.wellsgardner.com) under its Investor Information section:

DATE:	TITLE

08/06/07	Wells-Gardner Announces Second Quarter 2007 Results

07/10/07	Wells-Gardner Gives Sales Update

07/05/07	Wells-Gardner Announces Signing of 5-Year Agreement to Supply Global Requirements of Aristocrat Technologies

06/26/07	Wells-Gardner Announces Filing of First Patent Application for Medical Market Involving LCDs

05/22/07	Wells-Gardner Announces That RGB Has Been Appointed Sales and Service Distributor for Macau and South East Asia

05/15/07	Wells-Gardner Announces That Its AG&E Subsidiary Is Offering Aristocrat LCD Retrofit Kits for Sale to Casinos in North and South America

05/03/07	Wells-Gardner Announces Filing of Three New Patent Applications for Gaming Devices Involving LCDs

04/24/07	Wells-Gardner Announces First Quarter 2007 Earnings of $321,000 Compared to a Loss of $(470,000)

03/09/07	Wells-Gardner Announces That Its AG&E Subsidiary Has Been Awarded a Florida Gaming License

03/06/07	Wells-Gardner Announces That Its AG&E Subsidiary and Par 4 of New Jersey Have Agreed to a Long-Term Contract to Combine Their Used Gaming Device Businesses

02/27/07	Wells-Gardner Announces Stock Dividend

02/23/07	Wells-Gardner Announces 5-Year Agreement to Supply Global Requirements of Aristocrat Technologies

02/13/07	Wells-Gardner Announces Fiscal 2006 Earnings Of $343,000 Compared To A Loss of $(3) Million

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WELLS-GARDNER ELECTRONICS CORPORATION

Date:	August 13, 2007	By:
James F. Brace
Vice President,
Chief Financial Officer,
Treasurer & Corporate Secretary