Form 10-Q
period 2007-09-30
WELLS GARDNER ELECTRONICS CORP
filed 2007-11-13
CIK 105608

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2007.

or

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____________ to ____________

Commission File Number 1-8250

WELLS-GARDNER ELECTRONICS CORPORATION
(Exact name of registrant as specified in its charter)

Illinois	36-1944630
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

9500 West 55th Street, Suite A, McCook, 60525-3605
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒	No ☐

 As of November 2, 2007 approximately 9,841,575 shares of the Common Stock, $1.00 par value of the registrant were outstanding.

WELLS-GARDNER ELECTRONICS CORPORATION

FORM 10-Q TABLE OF CONTENTS

For The Three Months and Nine Months Ended September 30, 2007

PART I – FINANCIAL INFORMATION

Item 1.
Financial Statements:

Condensed Consolidated Statements of Earnings (unaudited)
-	Three Months Ended September 30, 2007 & 2006
-	Nine Months Ended September 30, 2007 & 2006

Condensed Consolidated Balance Sheets
-	September 30, 2007 & 2006 (unaudited) & December 31, 2006

Condensed Consolidated Statements of Cash Flows (unaudited)
-	Three Months Ended September 30, 2007 & 2006
-	Nine Months Ended September 30, 2007 & 2006

Notes to the Unaudited Condensed Consolidated Financial Statements

Item 2.
Management's Discussion & Analysis of Financial Condition & Results of Operations

Item 3.
Quantitative & Qualitative Disclosures about Market Risk

Item 4.
Controls & Procedures

PART II - OTHER INFORMATION

Item 6.
Exhibits & Reports on Form 8-K

SIGNATURES

Item 1. Financial Statements

WELLS-GARDNER ELECTRONICS CORPORATION
Condensed Consolidated Statements of Earnings (unaudited)
Three Months and Nine Months Ended September 30, 2007

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net sales	$14,524,000	$15,085,000	$45,633,000	$48,874,000
Cost of sales	12,080,000	12,421,000	37,622,000	41,374,000
Gross margin	2,444,000	2,664,000	8,011,000	7,500,000
Engineering, selling & administrative expenses	2,401,000	2,148,000	7,255,000	6,865,000
Operating earnings	43,000	516,000	756,000	635,000
Interest expense	177,000	207,000	525,000	583,000
Investment in joint venture	(98,000)	(18,000)	33,000	(35,000)
Other (income) expense, net	(71,000)	1,000	(314,000)	(8,000)
Income tax expense (benefit)	1,000	-	(4,000)
Net earnings	$34,000	$326,000	$516,000	$95,000

Earnings per share:
Basic earnings per share	$0.00	$0.04	$0.05	$0.01
Diluted earnings per share	$0.00	$0.04	$0.05	$0.01

Basic average common shares outstanding	9,840,146	9,187,181	9,818,537	9,154,117
Diluted average common shares outstanding	9,863,912	9,226,112	9,860,066	9,187,143

WELLS-GARDNER ELECTRONICS CORPORATION
Condensed Consolidated Balance Sheets

	September 30,	September 30,	December 31,
	2007	2006	2006
	(unaudited)	(unaudited)
Assets:
Current assets
Cash	$804,000	$314,000	$334,000
Accounts receivable, net	6,389,000	8,232,000	7,182,000
Accounts receivable, affiliates	5,098,000	5,266,000	4,113,000
Inventory	15,580,000	14,290,000	13,818,000
Other current assets	915,000	1,352,000	1,162,000
Total current assets	$28,786,000	$29,454,000	$26,609,000

Property, plant & equipment, net	605,000	996,000	873,000

Other assets:
Investment in joint venture	573,000	1,379,000	1,376,000
Deferred Tax Asset, net	55,000	0	0
Goodwill	1,329,000	1,329,000	1,329,000
Total other assets	1,957,000	2,708,000	2,705,000
Total assets	$31,348,000	$33,158,000	$30,187,000

Liabilities:
Current liabilities
Accounts payable	$3,353,000	$4,431,000	$2,081,000
Accounts payable, affiliates	4,023,000	5,663,000	4,814,000
Accrued expenses	1,682,000	1,154,000	851,000
Total current liabilities	$9,058,000	$11,248,000	$7,746,000

Long-term liabilities:
Note payable	8,287,000	9,173,000	9,234,000
Total liabilities	$17,345,000	$20,421,000	$16,980,000

Shareholders' Equity:
Common stock: authorized 25,000,000 shares
$1.00 par value; shares issued and outstanding:
9,841,575 shares as of September 30, 2007
9,255,123 shares as of December 31, 2006	$9,842,000	$9,192,000	$9,255,000
Additional paid-in capital	6,497,000	6,691,000	6,755,000
Accumulated deficit	(2,086,000)	(2,850,000)	(2,602,000)
Unearned compensation	(250,000)	(296,000)	(201,000)
Total shareholders' equity	14,003,000	12,737,000	13,207,000
Total liabilities & shareholders' equity	$31,348,000	$33,158,000	$30,187,000

See accompanying notes to the unaudited condensed consolidated financial statements

WELLS-GARDNER ELECTRONICS CORPORATION
Condensed Consolidated Statements of Cash Flows (unaudited)
Three Months and Nine Months Ended September 30, 2007

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2007	2006	2007	2006
Cash flows from operating activities:
Net earnings	$34,000	$326,000	$516,000	$95,000
Adjustments to reconcile net earnings to
net cash (used in) provided by operating activities:
Depreciation and amortization	101,000	124,000	345,000	395,000
Amortization of unearned compensation	23,000	24,000	67,000	72,000
Share of (income)/loss in joint venture	(98,000)	(18,000)	33,000	(35,000)
Deferred Income Tax	0	0	(55,000)	0
Changes in current assets & liabilities
Accounts receivable	377,000	(132,000)	793,000	(3,129,000)
Inventory	(3,020,000)	(144,000)	(1,762,000)	(1,559,000)
Prepaid expenses & other	1,443,000	(132,000)	247,000	(69,000)
Accounts payable	719,000	1,200,000	1,273,000	537,000
Due to/from affiliates	(1,366,000)	(887,000)	(1,776,000)	2,216,000
Accrued expenses	158,000	223,000	831,000	406,000
Net cash (used in) provided by operating activities	$(1,629,000)	$584,000	$512,000	$(1,071,000)

Cash provided by (used in) investing activities:
Dividend from Joint Venture	770,000	0	770,000	0
(Additions) disposals to plant & equipment, net	(25,000)	(9,000)	(78,000)	(60,000)
Net cash provided by (used in) investing activities	$745,000	$(9,000)	$692,000	$(60,000)

Cash provided by (used in) financing activities:
Borrowings (repayments) - note payable	899,000	(775,000)	(947,000)	986,000
Proceeds from shares issued, options exercised and purchase plan	23,000	37,000	213,000	127,000
Net cash provided by (used in) financing activities	$922,000	$(738,000)	$(734,000)	$1,113,000

Net increase (decrease) in cash	38,000	(163,000)	470,000	(18,000)
Cash at beginning of period	766,000	477,000	334,000	332,000
Cash at end of period	$804,000	$314,000	$804,000	$314,000

Supplemental cash flow disclosure:
Interest paid	178,000	202,000	525,000	376,000

WELLS-GARDNER ELECTRONICS CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements

1.           In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, which are necessary for a fair presentation of the financial position and results of operations for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted.  These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes included in the Company's 2006 Annual Report to Shareholders. The results of operations for the three and the nine months ended September 30, 2007 are not necessarily indicative of the operating results for the full year.

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
	Three months ending September 30,		Nine months ending September 30,
	2007	2006	2007	2006
Net Sales:
Gaming	$12,726,000	$12,545,000	$36,958,000	$40,864,000
Amusement	$1,778,000	$2,454,000	$8,499,000	$7,693,000
Other	$20,000	$86,000	$176,000	$317,000
Total Net Sales	$14,524,000	$15,085,000	$45,633,000	$48,874,000

Operating Earnings
Gaming	$847,000	$1,035,000	$2,983,000	$2,472,000
Amusement	$135,000	$361,000	$700,000	$982,000
Other	$4,000	$14,000	$51,000	$48,000
Unallocated Administration Costs	$(943,000)	$(894,000)	$(2,976,000)	$(2,867,000)
Total Operating Earnings	$43,000	$516,000	$756,000	$635,000

5.           The Company maintains an Incentive Stock Option and Stock Award Plan under which officers and key employees may acquire up to a maximum of 1,608,115 common shares.

Stock Options
Options may be granted through December 31, 2008 at an option price not less than fair market value on the date of grant and are exercisable not earlier than six months nor later than ten years from the date of grant. Options vest over two and three year periods. As of September 30, 2007, 10 persons held outstanding options and were eligible to participate in the plan. Such options expire on various dates through April 8, 2014.

Under the stock option plan, the exercise price of each option equals the market price of the Company’s stock on the date of grant. For purposes of calculating the compensation cost consistent with FAS 123 (R), the fair value of each grant is estimated on the date of grant using the Black-Scholes option-pricing model. The Company has not issued any Incentive Stock Options since 2004, except for adjustments to previous grants for the 5% stock dividend declared in 2005, 2006 and 2007. It is the Company’s policy to issue new stock certificates to satisfy stock option exercises.

The following table summarizes information about stock options outstanding for the nine months ending September 30, 2007:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at beginning of year	200,674	$2.41
Granted	0	$0.00
5% Stock Dividend	10,032	$2.35
Forfeited	(379)	$1.82
Exercised	(85,222)	$2.44
Outstanding, Sept 30, 2007	125,105	$2.19	2.5	$39,000
Exercisable, Sept 30, 2007	125,105	$2.19	2.5	$39,000

Restricted Shares
The employees will earn the restricted shares in exchange for services to be provided to the Company over a five-year vesting period. All shares granted are governed by the Company’s Stock Award Plan, which was approved by shareholders in 2000. As of September 30, 2007, 125,195 restricted shares are outstanding on a dividend adjusted basis. Total unrecognized compensation cost related to unvested stock awards is approximately $250,000 and is expected to be recognized over a weighted average period of 2 years.

The following table summarizes information regarding Restricted Share activity for the nine months ending September 30, 2007:

	Options	Weighted Average Grant Date Fair Value
Unvested at December 31, 2006	108,649	$1.85
Granted	32,812	$3.54
Vested	(16,266)	$4.91
Forfeited	0	$0.00
Outstanding, September 30, 2007	125,195	$1.88

6.Our inventory by classification as of September 30, 2007, September 30, 2006 and December 31, 2006 was as follows:

	September 30,	September 30,	December 31,
(in $000's)	2007	2006	2006
	(unaudited)	(unaudited)
Inventory:
Raw materials	$5,852	$4,673	$4,053
Work in progress	812	629	309
In transit finished goods	1,814	554	1,927
Finished goods	7,102	8,434	7,529
Total	$15,580	$14,290	$13,818

7.           On August 21, 2006, the Company entered into a four-year credit agreement with Wells Fargo Bank.  The agreement is a $15 million revolving credit facility. The new credit facility has an interest rate of Prime plus 0.50 points or LIBOR plus 3.25 points, determined at the Company’s election, plus foreign credit insurance and other fees including annual maintenance and exam fees.  The new credit facility has several financial covenants including a minimum net worth, minimum net income requirements by quarter, and a maximum capital expenditures limit.  Substantially all of the Company’s assets are collateralized by the new credit facility.  The Company is in compliance with all of its covenants at September 30, 2007.  The Company entered into the First Amendment to the Security and Credit Agreement on March 29, 2007, which is a technical amendment relating to the calculation of eligible accounts receivable.  The Company entered into the Second Amendment to the Security and Credit Agreement on June 29, 2007, which eliminates the requirement that the Company maintain its accounts payable to its joint venture $1,000,000 greater than its accounts receivable to the joint venture.

8.           In June 2006, the FASB issued FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109” (FIN 48).  FIN48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”.  FIN 48 prescribes that a company should use a more-likely-than-not recognition threshold based on the technical merits of the tax position taken.  Tax positions that meet the more-likely-than-not threshold should be measured in order to determine the tax benefit to be recognized in the financial statements.  The Company adopted the provisions of FIN 48 on January 1, 2007. No cumulative effect upon adoption of FIN 48 was recorded.

An income tax valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company has historically provided a 100% valuation allowance on their net deferred tax benefits. The net change in the valuation allowance for the nine months ended September 30, 2007 was a decrease of $55,000 to recognize the portion of deferred tax assets expected to be realized in the near future. This change represents the Company’s belief that it is more likely than not that a profit will be generated through the end of 2008, which will allow them to use a portion of the current net operating loss carry forwards.  As of December 31, 2006, the Company has net operating loss carry forwards for Federal income tax purposes of approximately $8,283,000, which are available to offset future Federal taxable income, if any, through 2021. The Company also has alternative minimum tax credit carry forwards of approximately $74,000, which are available to reduce future Federal regular income taxes, if any, over an indefinite period. In addition, the Company has general business credit carry forwards of approximately $129,000, which are available to reduce future Federal regular income taxes, if any. These general business credits are scheduled to expire in 2012. No unrecognized tax benefits are set to expire in the next twelve months that may have an impact upon the Company’s effective tax rate.

The Company files tax returns in the U.S. federal jurisdiction and various state jurisdictions. The tax years 2004, 2005 and 2006 remain open to examinations. Our policy is to recognize interest and penalties related to uncertain tax positions in income tax expense. During the nine months ended September 30, 2007, the Company did not recognize expense for interest or penalties, and do not have any amounts accrued at September 30, 2007, as the Company does not believe it has taken any uncertain tax positions.

9.           Wells East Asia Displays (“WEA”) ceased CRT production on July 6, 2007.  WEA’s CRT production will be transferred to another subcontract facility in Shenzhen, China during the second half 2007.  Equity income in the joint venture was $98,000.00 in the third quarter 2007.  This income was comprised of a reduction in the reserve for the shutdown and liquidation of Wells East Asia Displays of $37,000 and WEA operating income of $61,000. Equity loss in the joint venture was $33,000 in the first nine months 2007.  This loss was comprised of a reserve for the shutdown and liquidation of Wells East Asia Displays of $213,000, which was partially offset by $113,000 of long term currency gains and $67,000 of WEA operating income.

10.           Other income was $71,000 for the three months ending September 30, 2007.  This consisted primarily of $69,000 in currency gains due to foreign receivables and $2,000 of miscellaneous income.  For the nine months ending September 30, 2007 other income was $314,000.  This consisted primarily of currency gains due to foreign receivables of $277,000, collection of a bankruptcy debt of $32,000, and miscellaneous income of $2,000.

11           On July 12, 2007 and July 23, 2007 the Company received dividend payments from Wells East Asia Displays (“WEA”) for a total amount of $770,000. The payments were a reduction of the investment in joint venture in the third quarter 2007.

Item 2. Management's Discussion & Analysis of Financial Condition & Results of Operations

Three Months Ended September 30, 2007 & 2006

For the third quarter ended September 30, 2007, net sales decreased by 4% to $14,524,000 from $15,085,000 in third quarter 2006.  Gaming sales for the third quarter 2007 increased by 1% to $12,726,000 from $12,545,000 in the third quarter 2006 primarily due to higher LCD replacement kit and used game sales offset by lower OEM LCD average selling prices.  Gaming gross margin was 16.9% in both the third quarter 2007 and the third quarter 2006.  Amusement and other sales decreased by 29% to $1,798,000 in the third quarter 2007 from $2,540,000 in the third quarter 2006 primarily due to significant lower CRT replacement sales.  Amusement and other gross margin declined to 16.0% in the third quarter 2007 from 21.5% in the third quarter 2006 due to lower McCook production volume the third quarter this year. Overall video display unit volume decreased 6% with an 8% increase in gaming and a 39% decline in amusement unit volume.  The Company has experienced a sequential decline the last two quarters in unit volume primarily in amusement and has reduced its US production headcount by about 25% to address this issue.

Gross margin as a percentage of sales was 16.8%, or $2,444,000 in the third quarter 2007, compared to 17.7%, or $2,664,000 for the for the third quarter 2006 due to the lower OEM LCD monitor average selling prices.  Gaming industry gross margins did not improve despite over 80% of our LCD monitors being manufactured in China.  Amusement and other industry gross margins decreased by 5.5 percentage points due to lower production volume in the US.  LCD panel costs have trended upwards in 2007, while our average LCD monitor selling prices to our customers to decline during 2007 due to competitive market conditions.

Engineering, selling, and administrative expenditures increased by $253,000 to $2,401,000 in the third quarter 2007 from $2,148,000 in the third quarter 2006.  The primary increases were in engineering sample expense, commission expense, professional fees other than legal, and travel expense.  Operating income declined $473,000 to $43,000 in the third quarter 2007 from $516,000 in the third quarter 2006, about half due to lower gross margins and half due to higher engineering, selling and administrative expenditures.

Equity income in the joint venture was $98,000 in the third quarter 2007 compared to $18,000 in the third quarter 2006. The joint venture liquidation reserve was lowered by $37,000 in the quarter and the joint venture made $43,000 more profit in the third quarter this year compared to the same quarter last year.  Interest expense was $177,000 in the third quarter 2007 compared to $207,000 in the third quarter 2006 due to lower borrowing. Other income was $71,000 in the third quarter 2007 compared to $1,000 other expense in the third quarter 2006 due to currency gains on foreign receivables this year.  The invoicing for a major foreign customer was changed to US dollars in the third quarter so foreign currency gains are likely to be significantly less in future periods.  Tax expense was $1,000 in the third quarter 2007 compared to zero in the third quarter 2006.

For the third quarter 2007, the Company reported net earnings of $34,000 or $0.003 per basic and diluted share, compared to $326,000 or $0.035 per basic and diluted share for the third quarter 2006.

Nine Months Ended September 30, 2007 & 2006

For the nine months ended September 30, 2007, net sales decreased 7% to $45,633,000 from $48,874,000 in the first nine months 2006.  Gaming sales decreased by 10% to $36,958,000 from $40,864,000 due to lower average LCD monitor selling prices, European sales, class II gaming sales and used games sales.  Gaming gross margin improved to 17.9% in the first nine months 2007 from 14.4% in the first nine months 2006.  Amusement and other sales increased by 8% to $8,675,000 from $8,010,000.  Amusement and other gross margin declined to 16.2% in the first nine months 2007 from 19.9% in the first nine months 2006.  Overall video display unit volume decreased 1% with a 2% increase in gaming and a 6% decline in amusement unit volume.

Gross operating margin as a percentage of sales was 17.6% at $8,011,000 for the first nine months 2007 compared to 15.4% at $7,500,000 for the first nine months 2006 for a gross margin increase of $511,000 or 7%.  The significant improvement in gross margins was due to the successful implementation of our second half 2005 and first half 2006 profit improvement plans.  Gaming industry gross margins increased by 3.5 percentage points due to better purchasing and scheduling, more LCD production occurring in China, and lower CRT board costs.  Amusement and other industry gross margins decreased by 3.7 percentage points due to a higher percentage being produced in the US.  All segments benefited from our lower headcount, better scheduling and procurement activity, and lower tooled metal expense.

Engineering, selling, and administrative expenditures increased $390,000 in the first nine months 2007 to $7,255,000 from $6,865,000 for the first nine months 2006.  The increases are primarily due to increased travel expense, engineering sample expense, sales promotion expense, commission expense and bonus accruals partially offset by lower bad debt expense.  Operating income increased $121,000 to $756,000 in the first nine months 2007 from $635,000 in the first nine months 2006, primarily due to significantly improved gross margins.

Equity loss in the joint venture was $33,000 in the first nine months 2007 compared to equity income of $35,000 in the first nine months 2006 due to the provision for the liquidation of Wells East Asia Displays (“WEA”).  Wells East Asia Displays ceased CRT production on July 6, 2007 and was liquidated on November 1, 2007.  WEA’s CRT production requirements are being transferred to another subcontract facility in Shenzhen, China during the second half 2007.  The Company established a reserve for the shutdown and liquidation of Wells East Asia Displays of $213,000, which was partially offset by $113,000 of long term currency gains and $67,000 of WEA current year operating income.

Interest expense was $525,000 in the first nine months 2007 compared to $583,000 in the first nine months 2006 due to lower borrowings.  Other (income) / expense was ($314,000) in the first nine months 2007 compared to ($8,000) for the first nine months 2006 due primarily to currency gains on foreign receivables of $279,000 and the collection of an old bad debt of $32,000.  Tax benefit  was ($4,000) in the first nine months 2007 compared to $1,000 tax expense in the first nine months 2006 due to a $55,000 valuation allowance reduction.

For the nine months of 2007, the Company reported a net income of $516,000 or $0.05 per basic and diluted share compared to $95,000 or $0.01 per basic and diluted share for the first nine months 2006.  Again the primary reason for the improvement is the higher gross margin and the currency gains on receivables partially offset by higher engineering, sales, and administrative expense the first nine months 2007 compared to the first nine months 2006.

Liquidity & Capital Resources

Cash used by operating activities during the third quarter ended September 30, 2007 was $1,629,000.

Accounts receivable decreased by $377,000 in the third quarter to $6,389,000 on September 30, 2007 due to the lower sales level.  Accounts receivable days outstanding decreased to 40 days on September 30, 2007 from 41 days on June 30, 2007.  Inventory increased $3,020,000 in the third quarter to $15,580,000 on September 30, 2007 primarily due to the lower sales level and was partially offset by the decrease in prepaid expenses for LCD panels and used games of $1,443,000.  Days cost of sales in inventory increased from 91 days on June 30, 2007 to 117 days on September 30, 2007.  Due from affiliates increased more than due to affiliates by $1,366,000 in the third quarter due to paying off the WEA accounts receivables.  Accounts payable increased by $719,000.  Accounts payable days outstanding were 38 days on September 30, 2007 compared to 33 days at June 30, 2007.  Accrued expenses increased by $158,000 in the third quarter.

Cash provided by investing activities was $745,000.  The Company received a cash dividend related to the liquidation of WEA of $770,000 in July, 2007 and used $25,000 for plant and equipment, primarily for computer hardware and software in the third quarter.

Long-term notes payable increased to $8,287,000 on September 30, 2007 from $7,388,000 on June 30, 2007, providing $899,000 of cash for financing activities. Proceeds from options exercised were $23,000.

Cash increased $38,000 from June 30, 2007 to $804,000 as of September 30, 2007.

Cash provided by operating activities during the first nine months ended September 30, 2007 was $512,000.

Accounts receivable decreased by $793,000 in the first nine months to $6,389,000 on September 30, 2007 due to the sales level being lower in the third quarter 2007 than the fourth quarter 2006.  Accounts receivable days outstanding were 41 days on December 31, 2006 and 41 days on September 30, 2007.  Inventory increased $1,762,000 in the first nine months to $15,580,000 on September 30, 2007 primarily due to lower sales than anticipated.  Prepaid expenses related to LCD panel purchases decreased by $247,000.  Days cost of sales in inventory increased from 97 days on December 31, 2006 to 117 days on September 30, 2007.  Our investment in inventory will probably decrease in the next quarter as we lower inventory purchases and production to current sales levels.

 Due to affiliates increased more than due from affiliates by $1,776,000 in the first nine months due to paying off the WEA accounts receivables. Accounts payable increased by $1,273,000 due to higher raw material purchases on hand.  Accounts payable days outstanding increased from 26 days on December 31, 2006 to 38 days on September 30, 2007.  Accrued expenses increased by $831,000 due to accounts payable being open longer at year end.

Cash provided by investing activities was $692,000 for the nine months.  The Company received a cash dividend related to the liquidation of WEA of $770,000 in July, 2007 and used $78,000 for plant and equipment, primarily for computer hardware and software and two used vehicles in the nine months.

Long-term notes payable decreased to $8,287,000 on September 30, 2007 from $9,234,000 on December 31, 2006, using $947,000 of cash for financing activities to reduce debt.  Proceeds from options exercised were $213,000.

Cash increased $470,000 from December 31, 2006 to $804,000 as of September 30, 2007.

On a daily basis, the Company utilizes a sweep account to reduce its cash balance to minimize its outstanding balance on its revolving line of credit and its interest expense.  The cash balance will fluctuate based on the timing of checks clearing the Company’s accounts.

Item 3. Quantitative & Qualitative Disclosures about Market Risk

There have been no material changes to the Company’s market risk during the three and nine months ended September 30, 2007. For additional information on market risk, refer to the “Quantitative and Qualitative Disclosures about Market Risk” section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

The Company is subject to certain market risks, mainly interest rate risk. In August 2006, the Company entered into a new four-year $15 million secured credit facility with Wells Fargo Bank.

As of September 30, 2007, the Company had total outstanding bank debt of $8.3 million at an average interest rate of 8.25%.  The loan is at prime plus 0.50% or Libor plus 3.25%. As of September 30, 2007 the entire loan was at prime plus 0.50%.  All of the Company’s debt is subject to variable interest rates at this time. An adverse change in interest rates during the time that this debt is outstanding would cause an increase in the amount of interest paid. A 100 basis point increase in interest rates would result in an annual increase of approximately $83,000 in additional interest expense recognized in the financial statements based on the September 30, 2007 outstanding loan balance. The Company may make payments towards the loans at any time without penalty.  However, there is a minimum interest charge of $30,000 per month during the first two years and $20,000 per month during the second two years of the credit agreement.

The Company is exposed to credit risk and currency risk on certain assets, primarily accounts receivable. The Company provides credit to customers in the ordinary course of business and performs ongoing credit evaluations. Concentrations of credit risk with respect to trade receivables are somewhat limited due to the number of customers comprising the Company’s customer base.

Item 4. Controls & Procedures

The Company has established a Disclosure Committee, which is made up of the Company’s Chief Executive Officer, Chief Financial Officer and other members of management. The Disclosure Committee conducts an evaluation of the effectiveness of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) as of the end of the period covered by this report. While the Company has limited resources and cost constraints due to its size, based on the evaluation required by Rule 13a-15(b), the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this quarterly report has been made known to them. As of September 30, 2007, there have been no known significant changes in internal controls or in other factors that could significantly affect these controls.

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

(b). Press Releases:

The following press releases have been issued by the Company during the Company’s first ten months 2007, which are available on the Company’s website (www.wellsgardner.com) under its Investor Information section:

DATE:	TITLE

10/16/07	Wells-Gardner Announces That Its Wholly Owned Subsidiary American Gaming & Electronics Is the US Distributor of Choice for Gamesman Brand Products

10/02/07	Wells-Gardner Announces Filing of a New Patent Application for Flexible LCDs

08/06/07	Wells-Gardner Announces Second Quarter 2007 Results

07/10/07	Wells-Gardner Gives Sales Update

07/05/07	Wells-Gardner Announces Signing of 5-Year Agreement to Supply Global Requirements of Aristocrat Technologies

06/26/07	Wells-Gardner Announces Filing of First Patent Application for Medical Market Involving LCDs

05/22/07	Wells-Gardner Announces That RGB Has Been Appointed Sales and Service Distributor for Macau and South East Asia

05/15/07	Wells-Gardner Announces That Its AG&E Subsidiary Is Offering Aristocrat LCD Retrofit Kits for Sale to Casinos in North and South America

05/03/07	Wells-Gardner Announces Filing of Three New Patent Applications for Gaming Devices Involving LCDs

04/24/07	Wells-Gardner Announces First Quarter 2007 Earnings of $321,000 Compared to a Loss of $(470,000)

03/09/07	Wells-Gardner Announces That Its AG&E Subsidiary Has Been Awarded a Florida Gaming License

03/06/07	Wells-Gardner Announces That Its AG&E Subsidiary and Par 4 of New Jersey Have Agreed to a Long-Term Contract to Combine Their Used Gaming Device Businesses

02/27/07	Wells-Gardner Announces Stock Dividend

02/23/07	Wells-Gardner Announces 5-Year Agreement to Supply Global Requirements of Aristocrat Technologies

02/13/07	Wells-Gardner Announces Fiscal 2006 Earnings Of $343,000 Compared To A Loss of $(3) Million

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WELLS-GARDNER ELECTRONICS CORPORATION

Date:	November 9, 2007	By:
James F. Brace
Vice President,
Chief Financial Officer,
Treasurer & Corporate Secretary