Form 10-K
period 2007-12-31
WELLS GARDNER ELECTRONICS CORP
filed 2008-03-21
CIK 105608

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
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

The aggregate market value of the registrant’s voting stock held by non-affiliates of the registrant (assuming for the purposes hereof, that directors, executive officers and 10% or greater stockholders of the registrant are affiliates of the registrant), based upon the closing sale price of the registrant’s Common Stock on February 29, 2007 was approximately $15,307,000.

The number of shares of the registrant’s Common Stock outstanding as of February 29, 2007, was approximately 9,875,450.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Annual Report to Shareholders for the year ended December 31, 2007 are incorporated into Part II of this Report on Form 10-K and filed as Exhibit 13.0 hereto. Portions of the Registrant’s definitive Proxy Statement relating to the Registrant’s 2008 Annual Meeting of Stockholders to be filed hereafter are incorporated into Part III of this Report on Form 10-K.

As used in this Annual Report on Form 10-K, the terms “we,” “us,” “our” and “the Company” mean Wells-Gardner Electronics Corporation, an Illinois corporation, and its subsidiaries, unless the context indicates a different meaning, and the term “common stock” means our common stock, $1.00 par value per share

PART I
Item 1. BUSINESS

OVERVIEW
Founded in 1925, Wells-Gardner Electronics Corporation®, an Illinois corporation (wellsgardner.com), is a global distributor and manufacturer of liquid crystal displays (LCDs), color video monitors and other related distribution products for a variety of markets including, but not limited to, gaming machine manufacturers, casinos, coin-operated video game manufacturers and other display integrators.  The Company has a subcontractor relationship with a Taiwanese electronics company to manufacture LCD video displays in China and another subcontract relationship with a second Taiwanese electronics company to manufacture CRT video displays in China.  The Company expects to establish a second outsource relationship to manufacture LCD video displays in China by the second half of 2008.  In addition, the Company owns American Gaming & Electronics, Inc. (“AGE”), a leading parts distributor, service center and a seller of refurbished gaming machines to the gaming markets. The Company has offices in Las Vegas, Nevada; Egg Harbor Township, New Jersey; Hialeah, Florida and McCook, Illinois.  With the acquisition and the subcontract production relationships, the Company has transitioned from a coin-operated amusement supplier to a key supplier to the gaming industry.  Wells-Gardner’s common stock is publicly traded on the American Stock Exchange under the symbol WGA.

PRODUCTS
The Company’s primary business is the distribution, design, manufacture, assembly, service and marketing of electronic components which consist of LCD video color monitors and CRT video color monitors, gaming supplies and components and the bonding of touch sensors to video monitors. These video products, gaming parts and services accounted for 100 percent of revenue in 2007, 2006, and 2005.

The Company offers a full line of video monitors, with LCD sizes ranging from 6.4” to 42” and CRT sizes ranging from 13” to 39” with horizontal scan frequencies from 15k Hz to 80kHz.  In addition to providing standardized products, the Company also customizes electrical and mechanical applications to meet specific customer requirements and optically bonds touch screen sensors to video displays to allow interaction with a computer program by touching a video screen. The Company also designs and sells LCD replacement kits to replace CRT monitors in existing games (primarily IGT) directly to casinos and sells used games to casinos.

The Company sells into the following markets:
Market	2007	2006	2005
Gaming	83%	83%	76%
Amusement	17%	16%	22%
Other	0%	1%	2%
Totals	100%	100%	100%

MANUFACTURING AND ASSEMBLY
The Company’s production activities consist primarily of circuit designs, assembling finished units (and to a limited extent subassemblies), aligning, testing and optically bonding touch sensors in its McCook, Illinois plant and at its outsourced operations in China.  The Company manufactures a limited range of electronic components and therefore relies on outside sources for the majority of the other required components. A limited number of sources are available for such electronic components and the other raw materials. In 2007, the Company had one source supplying the Company with almost all of the CRT chassis subassemblies and a second source supplying the Company with almost all of the LCD chassis subassemblies. However, beginning in 2008 the company will have two suppliers for the LCD chassis subassemblies. Chassis subassemblies are contracted offshore, based on custom designs developed by the Company. As the Company believes is characteristic of other manufacturers in its industry, it has been confronted with long lead times and cost pressures. Due to some of these extended lead times, the Company carries additional inventory of certain critical supply components.

The Company has closed and liquidated its Malaysian joint venture partner (Wells East Asia Displays -WEA) in 2007.  Over 90% of the investment in WEA has been repatriated as of December 31, 2007.   All remaining CRT production for 19” CRTs have been moved to a subcontractor in China.  In 2007, the Company recorded liquidation expense of $194,000 which was more than offset by a currency gain on the equity in the joint venture of $153,000 and current earnings of the joint venture of $64,000 for net income of $24,000 from the joint venture.  In 2007, the Company also received dividends of $1,277,000 from WEA and expects to receive the remaining equity in the joint venture of $129,000 by the end of 2008.

MARKETING AND SALES
The Company sells products throughout the world. A portion of the Company’s products is sold through James Industries, Inc. under a Sales Representation Agreement.  James Industries, Inc. is headquartered in Las Vegas, Nevada and uses the services of regional sub-representative agents and firms. The James Industries Sales Representation Agreement was terminated on November 29, 2007 and the Company will cease paying commissions on sales represented by James Industries on August 24, 2008.  The Company maintains its own internal sales staff primarily for sales of products not covered under the Sales Representation Agreement, repair and service of its products and to support its external sales representative organization.

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

The Company has several major competitors based in Asia (Korea and Taiwan) and the United States. Competition is based upon price, product performance, service and warranty. In 2007 the Company experienced significant competition based upon price, but it was able to reduce costs slightly more than it reduced average selling prices, which resulted in improved margins compared to 2006. The Company believes that it is one of the two largest companies in the gaming and amusement video display market and there are approximately ten total competitors.

The Company’s largest customer, Aristocrat, accounted for 35%, 29%, and 26% of total revenues in 2007, 2006, and 2005, respectively and 37%, 37%, and 31% of total accounts receivable in 2007, 2006, and 2005, respectively.  The next largest customer accounted for 12% of the total revenue in 2006 and 9% of the total accounts receivable.  No other customers accounted for more than 10% of sales in 2007, 2006, and 2005, respectively.

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

During 2007, the Company spent approximately $1,487,000 for product engineering, research and development costs, compared to $1,310,000 in 2006 and $1,366,000 in 2005. The Company does not license any patents and it has nine US patent applications and ten foreign patent applications submitted with nineteen patents pending with none issued, eleven software copyrights submitted with eleven software copyrights issued, and four trademarks submitted with one trademarks pending and three trademarks granted.

Compliance with federal, state and local provisions which have been enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, has had no material effect upon the capital expenditures, earnings and competitive position of the Company.

As of December 31, 2007, the Company employed a total of approximately 78 full time and 8 part time employees at all its locations. The Company believes its relationship with its employees is satisfactory. Certain employees at the Company’s McCook, Illinois facility are covered under a collective bargaining agreement expiring on June 29, 2009.

The Company’s export sales accounted for total revenues of 26%, 26%, and 34% in 2007, 2006, and 2005, respectively, with the majority of these sales being shipped to Australia, Canada and Spain.

RISK FACTORS RELATED TO OUR BUSINESS AND INDUSTRY

Technology changes as required by our customers could limit and impair our ability to produce products.

We are currently predominantly dependent on LCD and CRT based technology. We are continuing to develop our expertise and broaden our product line in LCD based technology.  As we continue to participate in developing solutions for future technological applications for our customers such as plasma and organic light emitting diode (“OLED”), the need for us to be able to provide a value-added component to the technology remains a critical issue.

Technology changes may also initially negatively affect margins.

The Company experienced margins on its 2005 LCD contracts that were low due, in part, to start up and learning curve issues. Although the Company learned much from this experience and it was able to reduce its costs faster than selling price declines in 2006 and 2007, it may not be able to improve margins in the future.

The loss or interruption of supply from our key suppliers could limit our ability to manufacture our products.

We purchase certain materials and components for our products from various suppliers, some of which are located outside of the U.S. We currently have only one source for CRT chassis subassemblies.  We currently are obtaining all our LCD chassis subassembly supply from one source. However, we expect to add a second LCD chassis subassembly and final assembly source in the second half 2008. Any loss or interruption of supply from our key suppliers may require us to find new suppliers. The number of suppliers for certain electronic components and raw materials is limited. We could experience production or development delays while we seek new suppliers and could have difficulty finding new suppliers, which would substantially impair our operating results and business.

The loss of our significant customer Aristocrat would reduce our revenues and our profitability.

Our largest customer, Aristocrat Technologies Pty. Ltd., with whom we have an exclusive supply agreement through June, 2012, accounted for 35%, 29%, and 26% of total revenues in 2007, 2006, and 2005, respectively, and 37%, 37%, and 31% of total accounts receivable in 2007, 2006, and 2005, respectively. A loss of this contract or customer would significantly reduce our revenues and profitability.

Our growth could be impaired if we are not able to continue to develop and maintain the success of our Asian subcontract relationships.

Our Asian subcontract relationships for both LCD video displays and chassis and CRT video displays and chassis are an important part of our revenue and earnings plan. If we are unable to continue to successfully execute this strategy with our current LCD subcontractor and our current CRT subcontractor and to add a second LCD subcontractor, we may not be able to maintain our revenues and earnings as expected.

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Because we want to provide you with more meaningful and useful information, this Annual Report includes forward-looking statements that reflect our current expectations and projections about our future results, performance, prospects and opportunities. You can find many of these statements by looking for words such as “may,” “will,” “expect,” “anticipate,” “believe,” “intend,” “estimate” and similar expressions. These forward-looking statements are based on information currently available to us and are subject to a number of risks, uncertainties and other factors that could cause our actual results, performance, prospects or opportunities in 2008 and beyond to differ materially from those expressed in, or implied by, these forward-looking statements. These risks, uncertainties and other factors include but are not limited to the factors described under the heading “Risk Factors” above. We caution you not to place undue reliance on any forward-looking statements. Except as otherwise required by federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, changed circumstances or any other reason after the date of this Annual Report.

Item 2. PROPERTIES

The Company’s current manufacturing and corporate headquarters is located at 9500 West 55th Street, Suite A, McCook, Illinois 60525. The Company’s leased McCook facility has approximately 104,000 square feet of floor space. Approximately 40,000 of the 104,000 square feet of the plant are dedicated to production and service and approximately 43,000 of the 104,000 square feet are devoted to warehousing. Offices for engineering, sales and administration are also located at that facility. The plant is in good condition, is well maintained, and currently has over 75% excess production capacity as the Company currently runs at 66% capacity on one shift and could run multiple shifts. The Company also has other smaller leased facilities to support the operations of AGE in Nevada, New Jersey and Florida.

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

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company’s shareholders during the fourth quarter of 2007.

PART II

Item 5. MARKET FOR THE REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDERS MATTERS
(a) Not applicable.
(b) Not applicable
(c) Not applicable

Item 6. SELECTED FINANCIAL DATA

The information required by this Item is set forth in Exhibit 13.0 hereto, the Company’s Annual Report to Shareholders for the year ended December 31, 2007, under the caption “Selected Financial Data,” which information is incorporated herein by reference.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information required by this Item is set forth in Exhibit 13.0 hereto, the Company’s Annual Report to Shareholders for the year ended December 31, 2007, under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operation” section, which information is incorporated herein by reference.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by this Item is set forth in Exhibit 13.0 hereto, the Company’s Annual Report to Shareholders for the year ended December 31, 2007, under the caption “Market and Credit Risks” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section, which information is incorporated herein by reference.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial statements together with the notes thereto are set forth in Exhibit 13.0 hereto, the Company’s Annual Report to Shareholders for the year ended December 31, 2007, which information is incorporated herein by reference:

-	Consolidated Balance Sheets as of December 31, 2007 and 2006
-	Consolidated Statements of Operations for years ended December 31, 2007, 2006, and 2005
-	Consolidated Statements of Shareholders’ Equity for years ended December 31, 2007, 2006, and 2005
-	Consolidated Statements of Cash Flows for years ended December 31, 2007, 2006, and 2005
-	Notes to the Consolidated Financial Statements
-	Independent Auditors’ Reports

Quarterly financial data for the four quarters ended December 31, 2007 and 2006 are set forth in Exhibit 13.0 hereto in Note 13 of “Notes to the Consolidated Financial Statements” as part of the Company’s Annual Report to Shareholders for the year ended December 31, 2007, which information is incorporated herein by reference.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

Item 9A.                      Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

The Company maintains internal controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act) designed to provide reasonable assurance that the information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. These include controls and procedures designed to ensure that this information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

The Disclosure Committee, which is made up of the Company’s Chief Executive Officer, Chief Financial Officer and other management staff meets on a quarterly basis and has overview responsibility for this process. The Committee reviews a checklist of items during its meetings to document the review of any unusual items or issues raised.  The Disclosure Committee conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures.

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal year ending December 31, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Annual Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes of accounting principles generally accepted in the United States.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives.

Management, with the participation of the Chief Executive and Chief Financial Officers, evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007. In making this assessment, management used the criteria set forth by the committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. Based on this evaluation, management, with the participation of the Chief Executive and Chief Financial Officers, concluded that, as of December 31, 2007, the Company’s internal control over financial reporting was effective.

Item 9B. OTHER INFORMATION

None

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this Item is incorporated by reference under the captions “Election of Directors”, “Section 16(a) Beneficial Ownership Reporting Compliance”, and "Audit Committee" in the Company’s definitive proxy statement related to its 2008 Annual Meeting of Shareholders.

The Company maintains a Code of Business Conduct & Ethics governing the behavior of the Company’s employees, including its Executive and Corporate Officers, which is available for review on the Company’s website (www.wellsgardner.com) under its Investor Relations Corporate Governance section.

Item 11. EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference under the captions “Compensation Discussion and Analysis”, “2007 Summary Compensation Table,  “2007 Outstanding Equity Awards at Fiscal Year-End Table”, and “2007 Director Compensation Table” in the Company’s definitive proxy statement related to its 2008 Annual Meeting.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated by reference under the caption “Securities Beneficially Owned by Principal Shareholders and Management” in the Company’s definitive proxy statement related to its 2008 Annual Meeting and in Exhibit 13.0 hereto, Company’s 2007 Annual Report, in Note 5 of “Notes to the Consolidated Financial Statements.”

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Information required by this Item is incorporated by reference under the captions “Certain Transactions with Management” in the Company’s definitive proxy statement related to its 2008 Annual Meeting.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated by reference under the caption “Proposal for Ratification of Appointment of Independent Certified Public Accountants” in the Company’s definitive proxy statement related to its 2008 Annual Meeting.

PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1) The following financial statements required by Part II, Item 8 of this annual report and are included in Exhibit 13.0 hereto:

-	Consolidated Balance Sheets as of December 31, 2007 and 2006

-	Consolidated Statements of Operations for years ended December 31,2007, 2006, and 2005

-	Consolidated Statements of Shareholders’ Equity for years ended December 31,2007, 2006, and 2005

-	Consolidated Statements of Cash Flows for years ended December 31, 2007, 2006, and 2005

-	Notes to the Consolidated Financial Statements

-	Independent Auditors’ Reports

(3) (c) The following exhibits are incorporated by reference or filed herewith:

3.1	Articles of Incorporation of the Company, as amended, filed as Exhibit 3.1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 1994 and incorporated herein by reference.

3.2	By-Laws of the Company, as amended and restated and in force April 24, 2007.

4.1	Form of Warrant filed as Exhibit 4.1 to the Company’s Form 8-K dated September 23, 2004 and incorporated herein by reference.

4.2	Form of Warrant filed as Exhibit 4.2 to the Company’s Form 8-K dated September 23, 2004 and incorporated herein by reference.

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

10.3	Fifth Amendment to the Employment Agreement between the Company and Anthony Spier.
10.4
Wells-Gardner Electronics Corporation Employee 401K Plan dated January 1, 1990, as amended, filed as Exhibit 10.10 of the Company’s Annual Report on Form 10-K for the year ended December 31, 1993 and incorporated herein by reference.

10.5
Wells-Gardner Electronics Corporation 1996 Nonemployee Director Plan filed as Annex A to the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on April 23, 1996 and incorporated herein by reference.

10.6
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

10.9
Agreement dated July 3, 2006, between the Company and Local 1031, I.B.E.W., AFL-CIO filed as Exhibit 10.9 of the Company’s Form 10-K for the year ended December 31, 2006, and incorporated herein by reference.

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

10.12	Audited financial statements of the Company’s joint venture, Wells-Eastern Asia Displays (m) Sdn. Bhd. for the year ended October 5, 2007.

13.0	Company’s Annual Report to Shareholders for the year ended December 31, 2007.

23.0	Consent of Blackman Kallick Bartelstein LLP

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Statement of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

PRESS RELEASES

"The following press releases have been issued during the Company's fiscal year ended December 31, 2006, which are available for review on the Company's website (www.wellsgardner.com) under its Investor Information section:"

DATE	TITLE

02/13/07	Wells-Gardner Announces Fiscal 2006 Earnings Of $343,000 Compared To A Loss Of $(3) Million.

02/23/07	Wells-Gardner Announces 5-Year Agreement to Supply Global Requirements of Aristocrat Technologies

02/27/07	Wells-Gardner Announces Stock Dividend

03/06/07	Wells-Gardner Announces That Its AG&E Subsidiary and Par 4 of New Jersey Have Agreed to a Long-Term Contract to Combine Their Used Gaming Device Businesses

03/09/07	Wells-Gardner Announces That Its AG&E Subsidiary Has Been Awarded a Florida Gaming License

04/24/07	Wells-Gardner Announces First Quarter 2007 Earnings of $321,000 Compared to a Loss of $(470,000)

05/03/07	Wells-Gardner Announces Filing of Three New Patent Applications for Gaming Devices Involving LCDs

05/15/07	Wells-Gardner Announces That Its AG&E Subsidiary Is Offering Aristocrat LCD Retrofit Kits for Sale to Casinos in North and South America

05/22/07	Wells-Gardner Announces That RGB Has Been Appointed Sales and Service Distributor for Macau and South East Asia

06/26/07	Wells-Gardner Announces Filing of First Patent Application for Medical Market Involving LCDs

07/05/07	Wells-Gardner Announces Signing of 5-Year Agreement to Supply Global Requirements of Aristocrat Technologies

07/10/07	Wells-Gardner Gives Sales Update

08/06/07	Wells-Gardner Announces Second Quarter 2007 Results

10/02/07	Wells-Gardner Announces Filing of a New Patent Application for Flexible LCDs

10/16/07	Wells-Gardner Announces That Its Wholly Owned Subsidiary American Gaming & Electronics Is the US Distributor of Choice for Gamesman Brand Products

10/18/07	Wells-Gardner Announces Investor Presentation at the Gaming Investment Forum at G2E in Las Vegas

11/08/07	Wells-Gardner Announces Third Quarter 2007 Results

02/14/08	Wells-Gardner Announces Fiscal 2007 Earnings of $195,000

02/26/08	Wells-Gardner Announces That E-Service Division of Eurocoin Has Been Appointed Sales and Service Distributor for Europe, Middle East & Africa

03/07/08	Wells-Gardner Announces Stock Dividend

03/12/08	Wells-Gardner Announces that Zytronic Displays Ltd Has Appointed American Gaming & Electronics AS A Gaming Distributor

FINANCIAL SCHEDULE

Schedules not included with this additional financial data have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

SCHEDULE V

UNAUDITED VALUATION AND QUALIFYING ACCOUNTS (in $000’s)

	Year Ended December 31,
ALLOWANCE FOR DOUBTFUL ACCOUNTS	2007	2006	2005
Beginning balance	$253	$134	$100
Additions charged to expense	$79	$214	$38
Deductions	$(178)	$(95)	$(4)
Balance at end of year	$154	$253	$134

INVENTORY OBSOLESCENCE RESERVE:
Beginning balance	$1,935	$993	$380
Additions charged to expense	$549	$2,018	$697
Deductions	$(339)	$(1,076)	$(84)
Balance at end of year	$2,145	$1,935	$993

DEFERRED TAX ASSET VALUATION ALLOWANCE:
Beginning balance	$3,711	$3,886	$2,678
Additions charged (credited to) to expense	$(350)	$(175)	$1,208
Balance at end of year	$3,361	$3,711	$3,886

WARRANTY RESERVE:
Beginning balance	$206	$169	$100
Additions charged (credited to) to expense	$(6)	$37	$69
Balance at end of year	$200	$206	$169

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WELLS-GARDNER ELECTRONICS CORPORATION

By:	/s/ ANTHONY SPIER	Chairman of the Board, President
	Anthony Spier	& Chief Executive Officer	March 20, 2008

	/s/ JAMES F. BRACE	Executive Vice President, Secretary, Treasurer
	James F. Brace	& Chief Financial Officer
		(Principal Accounting Officer)	March 20, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated.

/s/ ANTHONY SPIER	Chairman of the Board, President
Anthony Spier	& Chief Executive Officer	March 20, 2008

/s/ MERLE BANTA
Merle Banta	Director	March 20, 2008

/s/ MARSHALL L. BURMAN
Marshall L. Burman	Director	March 20, 2008

/s/ FRANK R. MARTIN
Frank R. Martin	Director	March 20, 2008