Form 10-Q
period 2008-03-31
WELLS GARDNER ELECTRONICS CORP
filed 2008-05-09
CIK 105608

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended March 31, 2008.
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

9500 West 55th Street, Suite A, McCook, Illinois60525-3605
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

 As of May 2, 2008 approximately 10,369,000 shares of the Common Stock, $1.00 par value of the registrant were outstanding.

WELLS-GARDNER ELECTRONICS CORPORATION

FORM 10-Q TABLE OF CONTENTS

For The Three Months Ended March 31, 2008

PART I – FINANCIAL INFORMATION

Item 1.
Financial Statements:

Condensed Consolidated Statements of Earnings (unaudited)
-	Three Months Ended March 31, 2008 & 2007

Condensed Consolidated Balance Sheets
-	March 31, 2008 & 2007 (unaudited) & December 31, 2007

Condensed Consolidated Statements of Cash Flows (unaudited)
-	Three Months Ended March 31, 2008 & 2007

Notes to the Unaudited Condensed Consolidated Financial Statements

Item 2.
Management's Discussion & Analysis of Financial Condition & Results of Operations

Item 3.
Quantitative & Qualitative Disclosures about Market Risk

Item 4.
Controls & Procedures

PART II - OTHER INFORMATION

Item 6.
Exhibits & Reports on Form 8-K

SIGNATURES

Item 1. Financial Statements

WELLS-GARDNER ELECTRONICS CORPORATION
Condensed Consolidated Statements of Earnings (unaudited)
Three Months Ended March 31, 2008 and 2007

	Three Months Ended March 31,
	2008	2007
Net sales	$14,916,000	$15,980,000
Cost of sales	12,475,000	13,012,000
Gross margin	2,441,000	2,968,000
Engineering, selling & administrative expenses	2,114,000	2,463,000
Operating earnings	327,000	505,000
Interest expense	114,000	174,000
Investment in Joint Venture	-	136,000
Other expense (income), net	1,000	(112,000)
Income Tax expense (benefit)	13,000	(14,000)
Net earnings	$199,000	$321,000

Earnings per share:
Basic earnings per share	$0.02	$0.03
Diluted earnings per share	$0.02	$0.03

Basic average common shares outstanding	9,852,407	9,784,046
Diluted average common shares outstanding	9,852,983	9,841,752

WELLS-GARDNER ELECTRONICS CORPORATION
Condensed Consolidated Balance Sheets

	March 31,	March 31,	December 31,
	2008	2007	2007
	(unaudited)	(unaudited)
Assets:
Current assets
Cash	$889,000	$531,000	$299,000
Accounts receivable, net	6,438,000	9,304,000	6,021,000
Accounts receivable, subcontractor	6,483,000	4,256,000	4,026,000
Inventory	12,985,000	13,291,000	12,913,000
Other current assets	1,632,000	1,275,000	1,306,000
Total current assets	$28,427,000	$28,657,000	$24,565,000

Property, plant & equipment, net	447,000	771,000	523,000

Other assets:
Investment in joint venture	129,000	1,240,000	129,000
Deferred Tax Asset, net	55,000	55,000	55,000
Goodwill	1,329,000	1,329,000	1,329,000
Total other assets	1,513,000	2,624,000	1,513,000
Total assets	$30,387,000	$32,052,000	$26,601,000

Liabilities:
Current liabilities
Accounts payable	$3,590,000	$2,875,000	$1,628,000
Accounts payable, subcontractor	5,674,000	6,249,000	3,426,000
Accrued expenses	1,549,000	1,218,000	1,135,000
Total current liabilities	$10,813,000	$10,342,000	$6,189,000

Long-term liabilities:
Note payable	5,648,000	7,976,000	6,709,000
Total liabilities	$16,461,000	$18,318,000	$12,898,000

Shareholders' Equity:
Common stock: authorized 25,000,000 shares
$1.00 par value; shares issued and outstanding:
9,875,450 shares as of March 31, 2008
9,835,450 shares as of December 31, 2007	$9,875,000	$9,831,000	$9,835,000
Additional paid-in capital	6,039,000	6,480,000	6,503,000
Stock Dividend Distributable	494,000	0	0
Accumulated deficit	(2,208,000)	(2,281,000)	(2,408,000)
Unearned compensation	(274,000)	(296,000)	(227,000)
Total shareholders' equity	13,926,000	13,734,000	13,703,000
Total liabilities & shareholders' equity	$30,387,000	$32,052,000	$26,601,000

See accompanying notes to the unaudited condensed consolidated financial statements

WELLS-GARDNER ELECTRONICS CORPORATION
Condensed Consolidated Statements of Cash Flows (unaudited)
Three Months Ended March 31, 2008

	Three Months Ended
	March 31,	March 31,
	2008	2007
Cash flows from operating activities:
Net earnings	$199,000	$321,000
Adjustments to reconcile net earnings to
net cash provided by operating activities:
Depreciation and amortization	76,000	124,000
Amortization of unearned compensation	23,000	21,000
Share of loss in joint venture	0	136,000
Deferred Income Tax	0	(55,000)
Changes in current assets & liabilities
Accounts receivable	(417,000)	(2,122,000)
Inventory	(72,000)	527,000
Prepaid expenses & other	(325,000)	(113,000)
Accounts payable	1,962,000	794,000
Due to/from affiliates	(209,000)	1,292,000
Accrued expenses	414,000	367,000
Net cash provided by operating activities	$1,651,000	$1,292,000

Cash provided by (used in) investing activities:
(Additions) to plant & equipment, net	0	(22,000)
Net cash provided by (used in) investing activities	$0	$(22,000)

Cash (used in) provided by financing activities:
(Repayments) - note payable	(1,061,000)	(1,258,000)
Proceeds from shares issued, options exercised and purchase plan	0	185,000
Net cash (used in) financing activities	$(1,061,000)	$(1,073,000)

Net increase in cash	590,000	197,000
Cash at beginning of period	299,000	334,000
Cash at end of period	$889,000	$531,000

Supplemental cash flow disclosure:
Interest paid	113,000	174,000
Taxes paid (refunded)	14,000	(14,000)

WELLS-GARDNER ELECTRONICS CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements

1.           In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, which are necessary for a fair presentation of the financial position and results of operations for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted.  These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes included in the Company's 2007 Annual Report to Shareholders. The results of operations for the three months ended March 31, 2008 are not necessarily indicative of the operating results for the full year.

2.           On March 6, 2008, the Company declared a five percent (5%) stock dividend payable to all common stock shareholders of record on March 28, 2008.  The dividend was paid on April 18, 2008.

3.           Basic earnings per share are based on the weighted average number of shares outstanding whereas diluted earnings per share include the dilutive effect of unexercised common stock equivalents. Potentially dilutive securities are excluded from diluted earnings per share calculations for periods with a net loss.   For all periods reported, the earnings per share have been retroactively restated to reflect the stock dividends issued in 2007.

4.            The Company maintains an Incentive Stock Option and Stock Award Plan under which officers and key employees may acquire up to a maximum of 1,861,594 common shares.

Stock Options
Options may be granted through December 31, 2008 at an option price not less than fair market value on the date of grant and are exercisable not earlier than six months nor later than ten years from the date of grant. Options vest over two and three year periods. As of March 31, 2008, 9 persons held outstanding options and were eligible to participate in the plan. Such options expire on various dates through April 8, 2014.

Under the stock option plan, the exercise price of each option equals the market price of the Company’s stock on the date of grant. For purposes of calculating the compensation cost consistent with FAS 123 (R), the fair value of each grant is estimated on the date of grant using the Black-Scholes option-pricing model. The Company has not issued any Incentive Stock Options since 2004, except for adjustments to previous grants for the 5% stock dividend declared in 2007, 2006 and 2005.   It is the Company’s policy to issue new stock certificates to satisfy stock option exercises.

The following table summarizes information about stock options outstanding for the three months ending March 31, 2008:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at beginning of year	125,105	$2.19	2.5	0
Granted	0	$0.00
5% Stock Dividend	0	$0.00
Forfeited	(758)	$1.82
Exercised	0	$0.00
Outstanding, March 31, 2008	124,347	$2.19	2.0	0
Exercisable, March 31, 2008	124,347	$2.19	2.0	0

Restricted Shares
The employees will earn the restricted shares in exchange for services to be provided to the Company over a five-year vesting period. All shares granted are governed by the Company’s Stock Award Plan, which was approved by shareholders in 2000. As of March 31, 2008, 118,698 restricted shares are outstanding on a dividend adjusted basis. Total unrecognized compensation cost related to unvested stock awards is approximately $274,000 and is expected to be recognized over a weighted average period of 2 years.

The following table summarizes information regarding Restricted Share activity for the three months ending March 31, 2008:
	Options	Weighted Average Grant Date Fair Value
Unvested at December 31, 2007	125,193	$2.80
Granted	40,000	$1.74
Vested	(46,495)	$1.51
Forfeited	0	$0.00
Outstanding, March 31, 2008	118,698	$2.95

5.             Our inventory detail as of March 31, 2008, March 31, 2007 and December 31, 2007 was as follows:

	March 31,	March 31,	December 31,
(in $000's)	2008	2007	2007
	(unaudited)	(unaudited)
Inventory:
Raw materials	$4,158	$3,287	$4,525
Work in progress	785	688	580
Intransit finished goods	2,854	1,671	1,521
Finished goods	5,188	7,645	6,287
Total	$12,985	$13,291	$12,913

6.           On August 21, 2006, the Company entered into a four-year credit agreement with Wells Fargo Bank.  The agreement is a $15 million revolving credit facility. The credit facility has an interest rate of Prime plus 0.50 points or LIBOR plus 3.25 points, determined at the Company’s election, plus foreign credit insurance and other fees including annual maintenance and exam fees.  The credit facility has several financial covenants including a minimum book net worth, minimum net earnings, maximum capital expenditures and maximum compensation increases.  Substantially all of the Company’s assets are collateralized by the new credit facility.  The Company is in compliance with all of its covenants at March 31, 2008.

7.           The Company adopted the provisions of FIN 48 on January 1, 2007. No cumulative effect upon adoption of FIN 48 was recorded.

An income tax valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company has historically provided a 100% valuation allowance on their net deferred tax benefits. The net change in the valuation allowance for the three months ended March 31, 2008 was a decrease of $71,000 to recognize the portion of deferred tax assets expected to be realized in the near future. This change represents the Company’s belief that it is more likely than not that a profit will be generated through the end of 2008, which will allow them to use a portion of the current net operating loss carry forwards.  As of December 31, 2007, the Company has net operating loss carry forwards for Federal income tax purposes of approximately $6,771,000, which are available to offset future Federal taxable income, if any, through 2021. The Company also has alternative minimum tax credit carry forwards of approximately $74,000, which are available to reduce future Federal regular income taxes, if any, over an indefinite period. In addition, the Company has general business credit carry forwards of approximately $129,000, which are available to reduce future Federal regular income taxes, if any. These general business credits are scheduled to expire in 2012. No unrecognized tax benefits are set to expire in the next twelve months that may have an impact upon the Company’s effective tax rate.

The Company files tax returns in the U.S. federal jurisdiction and various state jurisdictions. The tax years 2004, 2005, 2006 and 2007 remain open to examinations. Our policy is to recognize interest and penalties related to uncertain tax positions in income tax expense. During the three months ended March 31, 2008, the Company did not recognize expense for interest or penalties, and do not have any amounts accrued at March 31, 2008, as the Company does not believe it has taken any uncertain tax positions.

8.           The Company’s joint venture Wells East Asia Displays (“WEA”) was closed and liquidated and the assets were substantially distributed in 2007.  Equity loss in the joint venture was $0 in the first quarter 2008 and $136,000 in the first three months ended March 31, 2007.  The loss recorded the first quarter 2007 was comprised of a reserve for the shutdown and liquidation of Wells East Asia Displays of $250,000, which was partially offset by $113,000 of long term currency gains and $1,000 of WEA operating income.

9.           The Company has adopted Statement of Financial Accounting Standards (SFAS) No. 157 Fair Value Measurements (SFAS No. 157), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principals, and expands disclosures about fair value measurements and SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities-including an amendment of FASB Statement No. 115 (SFAS No. 159), which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value, with unrealized gains and losses related to these financial instruments reported in earnings at each subsequent reporting date. The effect of these adoptions was not material to our financial statements.

Item 2. Management's Discussion & Analysis of Financial Condition & Results of Operations

Three Months Ended March 31, 2008 & 2007

For the first quarter ended March 31, 2008, net sales decreased by 7% to $14,916,000 from $15,980,000 in first quarter 2007.  The decline in sales was attributable to a 66% unit and a $2.9 million decline in CRT sales, which was almost offset by a 38% unit increase and $2.4 million increase in LCD sales.  Parts sales declined $0.2 million and used games sales decreased $0.4 million in the first quarter 2008 compared to the same quarter 2007.  Amusement market units and sales dollars declined 50% in the first quarter 2008 compared to the same quarter 2007, whereas the gaming market units and sales increased 10% in the first quarter 2008 compared to the same quarter 2007.  As a result, gaming sales accounted for 85% of total sales and amusement sales accounted for 15% of total sales in the first quarter 2008 compared to 76% and 24% respectively in the first quarter 2007.

Gross margin for the first quarter 2008 decreased $0.53 million to $2.44 million or 16.4% of sales compared to $2.97 million or 18.6% in the first quarter 2007 for a 2.2% decline in margin percentage.  The $1.1 million sales decline reduced the gross margin by $199,000, while the decline in margin percentage reduced the gross margin by another $328,000.  The gross margins were at a near term historical high the first quarter 2007.  However, gross margins were lower the second half of 2007 and continuing into the first quarter 2008 due to increasing competitive selling price pressures.  The company is developing lower cost product for the class II gaming and amusement markets to address the sales and margin issues.

Operating expense decreased by $349,000 in the first quarter 2008 compared to the same quarter 2007 to 14.2% of sales in the quarter from 15.4% of sales in the same quarter last year due to tight operating expense control.  The reductions were specifically due to significant decreases in engineering sample expense, marketing expense, travel expense, legal and audit professional fees, and bank fees.  The Company continues to reduce its headcount and to place great emphasis on operating expense control.

Operating income declined $178,000 to $327,000 in the first quarter 2008 compared to $505,000 in the first quarter 2007 due to lower sales and gross margin partially offset by lower operating expenses.

Interest expense was $113,000 in the first quarter 2008 compared to $174,000 in the first quarter 2007 due to lower average debt balances and lower interest rates.  Joint venture income was zero in the first quarter 2008 compared to a loss of $136,000 in the first quarter 2007 due to the provision for the close down and liquidation of the Wells East Asia CRT operations the first quarter 2007.  Other income was zero in the first quarter 2008 compared to $113,000 in the first quarter 2007 due to foreign currency gains on accounts receivable.

Income tax expense was $13,000 in the first quarter 2008 compared to income tax benefit of $14,000 in the first quarter 2007.  The Company has available a net operating loss carry forward of approximately $7.0 million as of December 31, 2007.

Net income was $199,000 in the first quarter 2008 compared to $321,000 in the first quarter 2007.  For the first quarter 2008 basic and diluted earnings per share was $0.02 compared to basic and diluted earnings per share of $0.03 in the first quarter 2007.

Liquidity & Capital Resources

Cash provided by operating activities during the first quarter ended March 31, 2008 was $1,651,000.

Accounts receivable increased by $417,000 in the first quarter to $6,438,000 on March 31, 2008 due to the higher sales level compared to the fourth quarter 2007.  Accounts receivable days outstanding decreased to 39 days on March 31, 2008 from 40 days on December 31, 2007.  Inventory increased slightly to $12,985,000 on March 31, 2008 compared to $12,913,000 on December 31, 2007.  Days cost of sales in inventory decreased to 79 days on March 31, 2008 from 86 days on December 31, 2007.  Due from affiliates increased more than due to affiliates by $209,000 in the first quarter.  Accounts payable increased by $1,962,000 due to significant production in March, 2008.  Accounts payable days outstanding were approximately 40 days on March 31, 2008 compared to 25 days at December 31, 2007 due to our annual ten day shutdown at year end and higher March 2008 production. Accrued expenses increased by $414,000 in the first quarter due to accounts payable being open longer at year end.

Cash provided by investing activities was zero.  The Company did not spend anything for plant and equipment nor did it receive any dividends from the liquidation of the WEA joint venture during the first quarter 2008.

Long-term notes payable decreased to $5,648,000 on March 31, 2008 from $6,709,000 on December 31, 2007 resulting in $1,061,000 of cash used for financing activities. Proceeds from options exercised were zero during the first quarter 2008.

Cash increased $590,000 from December 31, 2007 to $889,000 as of March 31, 2008.

Item 3. Quantitative & Qualitative Disclosures about Market Risk

There have been no material changes to the Company’s market risk during the three months ended March 31, 2008. For additional information on market risk, refer to the “Quantitative and Qualitative Disclosures about Market Risk” section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

The Company is subject to certain market risks, mainly interest rate risk. In August 2006, the Company entered into a new four-year $15 million secured credit facility with Wells Fargo Bank.

As of March 31, 2008, the Company had total outstanding bank debt of $5.6 million at an average interest rate of 6.74%.  The loan is at prime plus 0.50% or Libor plus 3.25%. As of March 31, 2008 the entire loan was at prime plus 0.50%.  All of the Company’s debt is subject to variable interest rates at this time. An adverse change in interest rates during the time that this debt is outstanding would cause an increase in the amount of interest paid. A 100 basis point increase in interest rates would result in an annual increase of approximately $56,000 in additional interest expense recognized in the financial statements based on the March 31, 2008 outstanding loan balance. The Company may make payments towards the loans at any time without penalty.  However, there is a minimum interest charge of $30,000 per month during the first two years and $20,000 per month during the second two years of the credit agreement.

The Company is exposed to credit risk on certain assets, primarily accounts receivable. The currency risk is minimal as almost all of the Company’s sales are billed in US dollars.  The Company provides credit to customers in the ordinary course of business and performs ongoing credit evaluations. Concentrations of credit risk with respect to trade receivables are limited except for the Company’s largest customer.

Item 4. Controls & Procedures

The Company has established a Disclosure Committee, which is made up of the Company’s Chief Executive Officer, Chief Financial Officer and other members of management. The Disclosure Committee conducts an evaluation of the effectiveness of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) as of the end of the period covered by this report. While the Company has limited resources and cost constraints due to its size, based on the evaluation required by Rule 13a-15(b), the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this quarterly report has been made known to them. As of March 31, 2008, there have been no known significant changes in internal controls or in other factors that could significantly affect these controls.

New Accounting Pronouncements

None

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

(b). Press Releases:

The following press releases have been issued by the Company during the Company’s first four months 2008, which are available on the Company’s website (www.wellsgardner.com) under its Investor Information section:

DATE:	TITLE

02/14/08	Wells-Gardner Announces Fiscal 2007 Earnings of $195,000

02/26/08	Wells-Gardner Announces That E-Service Division of Eurocoin Has Been Appointed Sales and Service Distributor for Europe, Middle East & Africa

03/07/08	Wells-Gardner Announces Stock Dividend

03/07/08	/ CORRECTION - Wells-Gardner Announces Stock Dividend

03/12/08	Wells-Gardner Announces That Zytronic Displays Ltd Has Appointed American Gaming & Electronics as a Gaming Distributor

04/15/08	Wells-Gardner Announces an Order for Over $2.2 Million From Major Gaming Customer

04/21/08	Wells-Gardner Expects First Quarter Earnings Rebound

04/23/08	Wells-Gardner Announces Wide Ranging Agreement With Axiomtek of Taiwan

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WELLS GARDNER ELECTRONICS CORPORATION

Date:	May 9, 2008	By:
James F. Brace
Executive Vice President,
Chief Financial Officer,
Treasurer & Corporate Secretary