Form 10-Q
period 2008-06-30
WELLS GARDNER ELECTRONICS CORP
filed 2008-08-12
CIK 105608

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended June 30, 2008.
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

Large accelerated filer ☐	Accelerated filer ☐	Non accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes	☒ No

As of August 8, 2008 approximately 10,348,965 shares of the Common Stock, $1.00 par value of the registrant were outstanding.

WELLS-GARDNER ELECTRONICS CORPORATION

FORM 10-Q TABLE OF CONTENTS

For The Three Months and Six Months Ended June 30, 2008

PART I – FINANCIAL INFORMATION

Item 1.
Financial Statements:

Condensed Consolidated Statements of Earnings (unaudited)
-	Three Months Ended June 30, 2008 & 2007
-	Six Months Ended June 30, 2008 & 2007

Condensed Consolidated Balance Sheets
-	June 30, 2008 & 2007 (unaudited) & December 31, 2007

Condensed Consolidated Statements of Cash Flows (unaudited)
-	Three Months Ended June 30, 2008 & 2007
-	Six Months Ended June 30, 2008 & 2007

Notes to the Unaudited Condensed Consolidated Financial Statements

Item 2.
Management's Discussion & Analysis of Financial Condition & Results of Operations

Item 3.
Quantitative & Qualitative Disclosures about Market Risk

Item 4.
Controls & Procedures

PART II - OTHER INFORMATION

Item 4.
Submission of Matters to a Vote of Security Holders

Item 6.
Exhibits & Reports on Form 8-K

SIGNATURES

Item 1. Financial Statements

WELLS-GARDNER ELECTRONICS CORPORATION
Condensed Consolidated Statements of Earnings (unaudited)
Three Months and Six Months Ended June 30, 2008

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net sales	$14,525,000	15,129,000	29,441,000	31,109,000
Cost of sales	12,193,000	12,529,000	24,668,000	25,541,000
Gross margin	2,332,000	2,600,000	4,773,000	5,568,000
Engineering, selling & administrative expenses	2,064,000	2,392,000	4,179,000	4,855,000
Operating earnings	268,000	208,000	594,000	713,000
Interest expense	87,000	174,000	200,000	347,000
Investment in Joint Venture	-	(5,000)	-	132,000
Other (income) expense, net	-	(130,000)	-	(243,000)
Income tax	11,000	8,000	25,000	(5,000)
Net earnings	$170,000	$161,000	$369,000	$482,000

Earnings per share:
Basic earnings per share	$0.02	$0.02	$0.04	$0.05
Diluted earnings per share	$0.02	$0.02	$0.04	$0.05

Basic average common shares outstanding	10,355,655	10,323,139	10,350,595	10,298,057
Diluted average common shares outstanding	10,357,717	10,364,861	10,352,400	10,349,091

WELLS-GARDNER ELECTRONICS CORPORATION
Condensed Consolidated Balance Sheets

	June 30,	June 30,	December 31,
	2008	2007	2007
	(unaudited)	(unaudited)
Assets:
Current assets
Cash	$367,000	$766,000	$299,000
Accounts receivable, net	5,635,000	6,766,000	6,021,000
Accounts receivable, subcontractor	5,638,000	3,268,000	4,026,000
Inventory	11,976,000	12,560,000	12,913,000
Other current assets	1,047,000	2,357,000	1,306,000
Total current assets	$24,663,000	$25,717,000	$24,565,000

Property, plant & equipment, net	420,000	683,000	523,000

Other assets:
Investment in joint venture	129,000	1,244,000	129,000
Deferred Tax Asset, net	55,000	55,000	55,000
Goodwill	1,329,000	1,329,000	1,329,000
Total other assets	1,513,000	2,628,000	1,513,000
Total assets	$26,596,000	$29,028,000	$26,601,000

Liabilities:
Current liabilities
Accounts payable	$1,643,000	$2,635,000	$1,628,000
Accounts payable, subcontractor	4,213,000	3,559,000	3,426,000
Accrued expenses	1,419,000	1,524,000	1,135,000
Total current liabilities	$7,275,000	$7,718,000	$6,189,000

Long-term liabilities:
Note payable	5,211,000	7,388,000	6,709,000
Total liabilities	$12,486,000	$15,106,000	$12,898,000

Shareholders' Equity:
Common stock: authorized 25,000,000 shares
$1.00 par value; shares issued and outstanding:
10,348,965 shares as of June 30, 2008
9,835,450 shares as of December 31, 2007	$10,349,000	$9,833,000	$9,835,000
Additional paid-in capital	6,007,000	6,483,000	6,503,000
Accumulated deficit	(2,039,000)	(2,121,000)	(2,408,000)
Unearned compensation	(207,000)	(273,000)	(227,000)
Total shareholders' equity	14,110,000	13,922,000	13,703,000
Total liabilities & shareholders' equity	$26,596,000	$29,028,000	$26,601,000

See accompanying notes to the unaudited condensed consolidated financial statements

WELLS-GARDNER ELECTRONICS CORPORATION
Condensed Consolidated Statements of Cash Flows (unaudited)
Three Months and Six Months Ended June 30, 2008

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2008	2007	2008	2007
Cash flows from operating activities:
Net earnings	$170,000	$161,000	$369,000	$482,000
Adjustments to reconcile net earnings to
net cash (used in) provided by operating activities:
Depreciation and amortization	32,000	120,000	108,000	244,000
Amortization of unearned compensation	14,000	23,000	37,000	44,000
Share of (income)/loss in joint venture	0	(5,000)	0	131,000
Deferred Income Tax	0	0	0	(55,000)
Changes in current assets & liabilities
Accounts receivable	803,000	2,538,000	386,000	416,000
Inventory	1,009,000	731,000	937,000	1,258,000
Prepaid expenses & other	585,000	(1,083,000)	260,000	(1,196,000)
Accounts payable	(1,947,000)	(240,000)	15,000	554,000
Due to/from affiliates	(616,000)	(1,702,000)	(825,000)	(410,000)
Accrued expenses	(130,000)	306,000	284,000	673,000
Net cash (used in) provided by operating activities	$(80,000)	$849,000	$1,571,000	$2,141,000

Cash (used in) investing activities:
Dividend from Joint Venture	0	0	0	0
(Additions) to plant & equipment, net	(5,000)	(31,000)	(5,000)	(53,000)
Net cash (used in) investing activities	$(5,000)	$(31,000)	$(5,000)	$(53,000)

Cash (used in) provided by financing activities:
(Repayments) - note payable	(437,000)	(588,000)	(1,498,000)	(1,846,000)
Proceeds from shares issued,
options exercised and purchase plan	0	5,000	0	190,000
Net cash (used in) financing activities	$(437,000)	$(583,000)	$(1,498,000)	$(1,656,000)

Net (decrease) increase in cash	(522,000)	235,000	68,000	432,000
Cash at beginning of period	889,000	531,000	299,000	334,000
Cash at end of period	$367,000	$766,000	$367,000	$766,000

Supplemental cash flow disclosure:
Interest paid	87,000	174,000	200,000	347,000
Taxes paid	11,000	9,000	25,000	(5,000)

WELLS-GARDNER ELECTRONICS CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements

1.           In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, which are necessary for a fair presentation of the financial position and results of operations for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted.  These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes included in the Company's 2007 Annual Report to Shareholders. The results of operations for the six months ended June 30, 2008 are not necessarily indicative of the operating results for the full year.

2.           On March 6, 2008, the Company declared a five percent (5%) stock dividend payable to all common stock shareholders of record on March 28, 2008.  The dividend was paid on April 18, 2008.  For all periods presented, the earnings per share have been retroactively restated to reflect the stock dividend.

3.           Basic earnings per share are based on the weighted average number of shares outstanding, whereas diluted earnings per share include the dilutive effect of unexercised common stock equivalents. Potentially dilutive securities are excluded from diluted earnings per share calculations for periods with a net loss.   For all periods reported, the earnings per share have been retroactively restated to reflect the stock dividend issued in 2008.

4.            The Company maintains an Incentive Stock Option and Stock Award Plan under which officers and key employees may acquire up to a maximum of 1,954,674 common shares.

Stock Options
Options may be granted through December 31, 2008 at an option price not less than fair market value on the date of grant and are exercisable not earlier than six months nor later than ten years from the date of grant. Options vest over two and three year periods. As of June 30, 2008, 8 persons held outstanding options and were eligible to participate in the plan. Such options expire on various dates through April 8, 2014.

Under the stock option plan, the exercise price of each option equals the market price of the Company’s stock on the date of grant. For purposes of calculating the compensation cost consistent with FAS 123 (R), the fair value of each grant is estimated on the date of grant using the Black-Scholes option-pricing model. The Company did not issue any Incentive Stock Options since 2004, except for adjustments to previous grants for the 5% stock dividend declared in 2008, 2007 and 2006.   It is the Company’s policy to issue new stock certificates to satisfy stock option exercises.

The following table summarizes information about stock options outstanding for the six months ending June 30, 2008:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at beginning of year	131,361	$2.08
Granted	0	$0.00
Forfeited	(61,319)	$2.35
Exercised	0	$0.00
Outstanding, June 30, 2008	70,042	$1.84	2.7	0
Exercisable, June 30, 2008	70,042	$1.84	2.7	0

Restricted Shares
The employees will earn the restricted shares in exchange for services to be provided to the Company over a five-year vesting period. All shares granted are governed by the Company’s Stock Award Plan, which was approved by shareholders in 2000. As of June 30, 2008, 104,965 restricted shares are outstanding on a dividend adjusted basis. Total unrecognized compensation cost related to unvested stock awards is approximately $207,000 and is expected to be recognized over a weighted average period of 2 years.

The following table summarizes information regarding Restricted Share activity for the six months ending June 30, 2008:
	Options	Weighted Average Grant Date Fair Value
Unvested at December 31, 2007	131,453	$2.67
Granted	42,000	$1.66
Vested	(48,820)	$1.44
Forfeited	(19,668)	$4.10
Outstanding, June 30, 2008	104,965	$2.73

5.             Our inventory detail as of June 30, 2008, June 30, 2007 and December 31, 2007 was as follows:

	June 30,	June 30,	December 31,
(in $000's)	2008	2007	2007
	(unaudited)	(unaudited)
Inventory:
Raw materials	$3,375	$3,863	$4,525
Work in progress	390	373	580
Intransit finished goods	1,721	465	1,521
Finished goods	6,490	7,859	6,287
Total	$11,976	$12,560	$12,913

6.           On August 21, 2006, the Company entered into a four-year credit agreement with Wells Fargo Bank.  The agreement is a $15 million revolving credit facility. The credit facility has an interest rate of Prime plus 0.50 points or LIBOR plus 3.25 points, determined at the Company’s election, plus foreign credit insurance and other fees including annual maintenance and exam fees.  The credit facility has several financial covenants including a minimum book net worth, minimum net earnings, maximum capital expenditures and maximum compensation increases.  Substantially all of the Company’s assets are securitized by the new credit facility.  The Company is in compliance with all of its covenants at June 30, 2008.

7.           The Company adopted the provisions of FIN 48 on January 1, 2007. No cumulative effect upon adoption of FIN 48 was recorded.

An income tax valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company has historically provided a 100% valuation allowance on their net deferred tax benefits. The net change in the valuation allowance for the six months ended June 30, 2008 was a decrease of $155,000 to recognize the portion of deferred tax assets expected to be realized in the near future. This change represents the Company’s belief that it is more likely than not that a profit will be generated through the end of 2008, which will allow them to use a portion of the current net operating loss carry forwards.  As of December 31, 2007, the Company has net operating loss carry forwards for Federal income tax purposes of approximately $6,771,000, which are available to offset future Federal taxable income, if any, through 2021. The Company also has alternative minimum tax credit carry forwards of approximately $74,000, which are available to reduce future Federal regular income taxes, if any, over an indefinite period. In addition, the Company has general business credit carry forwards of approximately $129,000, which are available to reduce future Federal regular income taxes, if any. These general business credits are scheduled to expire in 2012. No unrecognized tax benefits are set to expire in the next twelve months that may have an impact upon the Company’s effective tax rate.

The Company files tax returns in the U.S. federal jurisdiction and various state jurisdictions. The tax years 2004, 2005, 2006 and 2007 remain open to examinations. Our policy is to recognize interest and penalties related to uncertain tax positions in income tax expense. During the six months ended June 30, 2008, the Company did not recognize expense for interest or penalties, and do not have any amounts accrued at June 30, 2008, as the Company does not believe it has taken any uncertain tax positions.

8.           The Company’s joint venture Wells East Asia Displays (“WEA”) was closed and liquidated in 2007.  Equity loss in the joint venture was $0 in the first six months ended June 30, 2008 and $132,000 in the first six months ended June 30, 2007.  This loss was comprised of a reserve for the shutdown and liquidation of Wells East Asia Displays of $250,000, which was partially offset by $113,000 of long term currency gains and $5,000 of WEA operating income.  On July 23, 2008 the Company received a distribution payment of $124,000.  The payment will be a reduction of the investment in joint venture in the third quarter 2008.

9.           The Company has adopted Statement of Financial Accounting Standards (SFAS) No. 157 Fair Value Measurements (SFAS No. 157), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principals, and expands disclosures about fair value measurements and SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – including an amendment of FASB Statement No. 115 (SFAS No. 159), which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value, with unrealized gains and losses related to these financial instruments reported in earnings at each subsequent reporting date.  The effect of these adoptions was not material to our financial statements.

Item 2. Management's Discussion & Analysis of Financial Condition & Results of Operations

Three Months Ended June 30, 2008 & 2007

For the second quarter ended June 30, 2008, net sales decreased by 4% to $14,525,000 from $15,129,000 in second quarter 2007.  Gaming sales for the second quarter 2008 increased by 9% to $13,148,000 from $12,030,000 in the second quarter 2007 primarily due to 6% higher unit volume to gaming OEM customers and a higher percentage of LCDs compared to CRTs.  Amusement sales decreased by 44% to $1,378,000 in the second quarter 2008 from $3,098,000 in the second quarter 2007 due to a significant sales reduction by one OEM amusement customer and lower replacement sales.  Overall video display unit volume decreased eleven percent with a small gain in gaming and a significant decrease in amusement unit volume.

Gross margin for the second quarter 2008 decreased $268,000 to $2,332,000 or 16.1% of sales compared to $2,600,000 or 17.2% in the second quarter 2007 for a 1.1 percentage point decline in margin percentage.  The $604,000 sales decline reduced the gross margin by $106,000, while the decline in margin percentage reduced the gross margin by another $162,000.  Gaming industry gross margin declined to 16.2% in the second quarter 2008 from 16.7% in the second quarter 2007 or 0.5 percentage points for the quarter due to new lower average selling prices.  Amusement industry gross margin declined to 15.1% in the second quarter 2008 from 19.0% in the second quarter 2007 or 4.9 percentage points due to lower average selling prices in the CRT replacement market.

Engineering, selling and administrative expense decreased by $326,000 in the second quarter 2008 compared to the same quarter 2007 to 14.2% of sales in the quarter from 15.8% of sales in the same quarter last year due to tight operating expense control.  The reductions were specifically due to significant decreases in engineering sample expense, marketing expense, travel expense, legal and audit professional fees, and bank fees.  The operating expense reductions were greater than the decline in gross margin for the second quarter.

Operating income increased $60,000 to $268,000 in the second quarter 2008 compared to $208,000 in the second quarter 2007 due to lower operating expenses more than offsetting lower sales and gross margin.

Interest expense was $87,000 in the second quarter 2008 compared to $174,000 in the second quarter 2007 due to lower average debt balances and lower interest rates.  Joint venture income was zero in the second quarter 2008 compared to earnings of $5,000 in the second quarter 2007.  Other income was zero in the second quarter 2008 compared to $130,000 income in the second quarter 2007 due to $95,000 foreign currency gains on accounts receivable and $32,000 collection on a bankruptcy.

Income tax expense was $11,000 in the second quarter 2008 compared to $8,000 in the second quarter 2007.  The Company has available a net operating loss carry forward of approximately $7.0 million as of December 31, 2007.

Net income was $170,000 in the second quarter 2008 compared to $161,000 in the second quarter 2007.  For the second quarter 2008 basic and diluted earnings per share was $0.02 compared to basic and diluted earnings per share of $0.02 in the second quarter 2007.

Six Months Ended June 30, 2008 & 2007

For the first half ended June 30, 2008, net sales decreased by 5% to $29,441,000 from $31,109,000 in first half 2007.  Gaming sales for the first half 2008 increased by 6% to $25,765,000 from $24,232,000 in the first half 2007 primarily due to 11% higher unit volume to gaming OEM customers partially offset by lower used game and parts sales and lower average selling prices.  Amusement sales decreased by 46% to $3,676,000 in the first half 2008 from $6,877,000 in the first half 2007 due to a significant sales reduction by one OEM amusement customer and lower replacement sales.  Overall video display unit volume decreased thirteen percent with a high single digit gain in gaming and a significant decrease in amusement unit volume.

Gross margin for the first half 2008 decreased $795,000 to $4,773,000 or 16.2% of sales compared to $5,568,000 or 17.9% in the first half 2007 for a 1.7 percentage point decline in margin percentage.  The $1,668,000 sales decline reduced the gross margin by $297,000, while the decline in margin percentage reduced the gross margin by another $498,000.  Gaming industry gross margin declined to 16.3% in the first half 2008 from 18.4% in the first half 2007 or 2.1 percentage points year over year due to new lower average selling prices.  Amusement industry gross margin declined slightly to 15.8% in the first half 2008 from 16.3% in the first half 2007 or 0.5 percentage points due to lower average selling prices in the CRT replacement market.  The company is developing lower cost product for the class II gaming and amusement markets to address the sales and margin issues.

Engineering, selling and administrative  expense decreased by $676,000 in the first half 2008 compared to the first half 2007 to 14.2% of sales in the half from 15.6% of sales in the same half last year due to tight operating expense control.  The reductions were specifically due to significant decreases in engineering sample expense, marketing expense, travel expense, legal and audit professional fees, and bank fees.  The Company continues to reduce its headcount and to place great emphasis on operating expense control.  The operating expense reductions offset 85% of the decline in gross margin for the first half.

Operating income decreased $119,000 to $594,000 in the first half 2008 compared to $713,000 in the first half 2007 due to lower operating expenses almost offsetting lower sales and gross margin.

Interest expense was $200,000 in the first half 2008 compared to $347,000 in the first half 2007 due to lower average debt balances and lower interest rates.  Joint venture income was zero in the first half 2008 compared to $132,000 expense in the first half 2007 relating to the shutdown and liquidation of Wells East Asia (WEA).  In the first half 2007, the Company established a reserve for shutdown and liquidation of WEA of $250,000, which was partially offset by $113,000 of long term currency gains and $5,000 of WEA operating income.  Other income was zero in the first half 2008 compared to $243,000 income in the first half 2007 due to $208,000 foreign currency gains on accounts receivable and $32,000 collection on a bankruptcy.

Income tax expense was $25,000 in the first half 2008 compared to income tax benefit of $5,000 in the first half 2007 due to a $55,000 valuation allowance reduction.  The Company has available a net operating loss carry forward of approximately $7.0 million as of December 31, 2007.

Net income was $369,000 in the first half 2008 compared to $482,000 in the first half 2007.  For the first half 2008 basic and diluted earnings per share was $0.04 compared to basic and diluted earnings per share of $0.05 in the first half 2007.

Liquidity & Capital Resources

Cash used by operating activities during the second quarter ended June 30, 2008 was $80,000.

Accounts receivable decreased by $803,000 in the second quarter to $5,635,000 on June 30, 2008 due to the lower sales level late in the quarter.  Accounts receivable days outstanding decreased to 35 days on June 30, 2008 from 39 days on March 31, 2008.  Inventory decreased to $11,976,000 on June 30, 2008 compared to $12,985,000 on March 31, 2008.  Days cost of sales in inventory decreased to 89 days on June 30, 2008 from 95 days on March 31, 2008.  Due to affiliates increased more than due from affiliates by $616,000 in the second quarter.  Accounts payable decreased by $1,947,000 due to higher production late in the first quarter and early in the second quarter followed by slower production late in the second quarter.  Accounts payable days outstanding were approximately 25 days on June 30, 2008 compared to 40 days at March 31, 2008.  Accrued expenses decreased by $130,000 in the second quarter due to a decrease in unearned revenue in the used game business.

Cash used by investing activities was $5,000 in the second quarter for IT equipment.  The Company did not receive any dividends from the liquidation of the WEA joint venture during the second quarter 2008.  However, the Company did receive a third distribution from the liquidation of WEA of $124,000 on July 23, 2008.

Long-term notes payable decreased to $5,211,000 on June 30, 2008 from $5,648,000 on March 31, 2008 resulting in $437,000 of cash used for financing activities. Proceeds from options exercised were zero during the second quarter 2008.

Cash decreased $522,000 from March 31, 2008 to $367,000 as of June 30, 2008.

Cash provided by operating activities during the first half ended June 30, 2008 was $1,571,000.

Accounts receivable decreased by $386,000 in the first half to $5,635,000 on June 30, 2008 due to the lower sales level late in the second quarter.  Accounts receivable days outstanding decreased to 35 days on June 30, 2008 from 40 days on December 31, 2007.  Inventory decreased to $11,976,000 on June 30, 2008 compared to $12,913,000 on December 31, 2007.  Days cost of sales in inventory decreased to 89 days on June 30, 2008 from 99 days on December 31, 2007.  Due to affiliates increased more than due from affiliates by $825,000 in the first half.  Accounts payable increased by $15,000.  Accounts payable days outstanding were approximately 25 days on June 30, 2008 compared to 25 days at December 31, 2007.  Accrued expenses increased by $284,000 due to accounts payable being open longer at year end than at the end of the second quarter.

Cash used by investing activities was $5,000 in the first half for IT equipment.  The Company did not receive any dividends from the liquidation of the WEA joint venture during the first half 2008.  However, the Company did receive a third distribution from the liquidation of WEA of $124,000 on July 23, 2008.

Long-term notes payable decreased to $5,211,000 on June 30, 2008 from $6,709,000 on December 31, 2007 resulting in $1,498,000 of cash used for financing activities. Proceeds from options exercised were zero during the first half 2008.

Cash increased $68,000 from December 31, 2007 to $367,000 as of June 30, 2008.

Item 3. Quantitative & Qualitative Disclosures about Market Risk

There have been no material changes to the Company’s market risk during the six months ended June 30, 2008. For additional information on market risk, refer to the “Quantitative and Qualitative Disclosures about Market Risk” section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

The Company is subject to certain market risks, mainly interest rate risk. In August 2006, the Company entered into a new four-year $15 million secured credit facility with Wells Fargo Bank.

As of June 30, 2008, the Company had total outstanding bank debt of $5.2 million at an average interest rate of 5.25%.  The loan is at prime plus 0.50% or Libor plus 3.25%. As of June 30, 2008 the entire loan was at prime plus 0.50%.  All of the Company’s debt is subject to variable interest rates at this time. An adverse change in interest rates during the time that this debt is outstanding would cause an increase in the amount of interest paid. A 100 basis point increase in interest rates would result in an annual increase of approximately $52,500 in additional interest expense recognized in the financial statements based on the June 30, 2008 outstanding loan balance. The Company may make payments towards the loans at any time without penalty.  However, there is a minimum interest charge of $30,000 per month during the first two years and $20,000 per month during the second two years of the credit agreement.

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

Item 4. Controls & Procedures

The Company has established a Disclosure Committee, which is made up of the Company’s Chief Executive Officer, Chief Financial Officer and other members of management. The Disclosure Committee conducts an evaluation of the effectiveness of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) as of the end of the period covered by this report. While the Company has limited resources and cost constraints due to its size, based on the evaluation required by Rule 13a-15(b), the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this quarterly report has been made known to them. As of June 30, 2008, there have been no known significant changes in internal controls or in other factors that could significantly affect these controls.

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

PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

A.	The annual meeting of stockholders of Wells-Gardner Electronics Corporation was held on May 13, 2008.

B.	Set forth below is the tabulation of the votes on each nominee for election as a director:

		Withhold	Broker
	For	Authority	Non-votes
Merle H. Banta	8,163,251	690,700	0
Marshall L. Burman	8,173,514	680,437	0
Frank R. Martin	8,180,828	673,123	0
Anthony Spier	8,156,469	697,482	0

C. Set forth below is the tabulation of the vote to approve the appointment of Blackman Kallick Bartelstein, LLP, as independent public accountants of the Company for the current fiscal year:

For	Against	Abstain
8,318,438	499,740	35,773

Item 6. Exhibits & Reports on Form 8-K

(a). Exhibits:

Exhibit 31.1	-	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31.2	-	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32.1	-	Statement of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b). Press Releases:

The following press releases have been issued by the Company during the Company’s first seven months 2008, which are available on the Company’s website (www.wellsgardner.com) under its Investor Information section:

DATE:	TITLE

02/14/08	Wells-Gardner Announces Fiscal 2007 Earnings of $195,000

02/26/08	Wells-Gardner Announces That E-Service Division of Eurocoin Has Been Appointed Sales and Service Distributor for Europe, Middle East & Africa

03/07/08	Wells-Gardner Announces Stock Dividend

03/07/08	/ CORRECTION - Wells-Gardner Announces Stock Dividend

03/12/08	Wells-Gardner Announces That Zytronic Displays Ltd Has Appointed American Gaming & Electronics as a Gaming Distributor

04/15/08	Wells-Gardner Announces an Order for Over $2.2 Million From Major Gaming Customer

04/21/08	Wells-Gardner Expects First Quarter Earnings Rebound

04/23/08	Wells-Gardner Announces Wide Ranging Agreement With Axiomtek of Taiwan

05/06/08	Wells-Gardner Reports First Quarter Results

05/12/08	Wells-Gardner Announces LCD Order for Over $2.7 Million From Lottery Customer

05/27/08	Wells-Gardner Signs Agreement With Software Group to Develop 3D Products

07/24/08	Wells-Gardner Electronics to Report Second Quarter and First Half 2008 Results and Host Conference Call and Webcast

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WELLS-GARDNER ELECTRONICS CORPORATION
Date: August 12, 2008	By:
James F. Brace
Executive Vice President,
Chief Financial Officer,
Treasurer & Corporate Secretary