Form 10-Q
period 2008-09-30
WELLS GARDNER ELECTRONICS CORP
filed 2008-11-12
CIK 105608

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q

[X]                 Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended September 30, 2008.
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

As of November 7, 2008 approximately 10,348,965 shares of the Common Stock, $1.00 par value of the registrant were outstanding.

WELLS-GARDNER ELECTRONICS CORPORATION

FORM 10-Q TABLE OF CONTENTS

For The Three Months and Nine Months Ended September 30, 2008

PART I – FINANCIAL INFORMATION

Item 1.
Financial Statements:

Condensed Consolidated Statements of Earnings (unaudited)
-	Three Months Ended September 30, 2008 & 2007
-	Nine Months Ended September 30, 2008 & 2007

Condensed Consolidated Balance Sheets
-	September 30, 2008 & 2007 (unaudited) & December 31, 2007

Condensed Consolidated Statements of Cash Flows (unaudited)
-	Three Months Ended September 30, 2008 & 2007
-	Nine Months Ended September 30, 2008 & 2007

Notes to the Unaudited Condensed Consolidated Financial Statements

Item 2.
Management's Discussion & Analysis of Financial Condition & Results of Operations

Item 3.
Quantitative & Qualitative Disclosures about Market Risk

Item 4.
Controls & Procedures

PART II - OTHER INFORMATION

Item 6.
Exhibits & Reports on Form 8-K

SIGNATURES

Item 1. Financial Statements

WELLS-GARDNER ELECTRONICS CORPORATION
Condensed Consolidated Statements of Earnings (unaudited)
Three Months and Nine Months Ended September 30, 2008

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net sales	$11,283,000	$14,524,000	$40,724,000	$45,633,000
Cost of sales	9,597,000	12,080,000	34,265,000	37,622,000
Gross margin	1,686,000	2,444,000	6,459,000	8,011,000
Engineering, selling & administrative expenses	1,785,000	2,401,000	5,964,000	7,255,000
Operating (loss) earnings	(99,000)	43,000	495,000	756,000
Interest expense	88,000	177,000	288,000	525,000
Investment in Joint Venture	(2,000)	(98,000)	(3,000)	33,000
Other (income)	(1,000)	(71,000)	0	(314,000)
Income tax expense (benefit)	0	1,000	25,000	(4,000)
Net (loss) earnings	$(184,000)	$34,000	$185,000	$516,000

Earnings per share:
Basic earnings per share	$(0.02)	$0.00	$0.02	$0.05
Diluted earnings per share	$(0.02)	$0.00	$0.02	$0.05

Basic average common shares outstanding	10,348,965	10,332,153	10,350,049	10,309,464
Diluted average common shares outstanding	10,348,965	10,357,108	10,351,044	10,353,069

See accompanying notes to the unaudited condensed consolidated financial statements

WELLS-GARDNER ELECTRONICS CORPORATION
Condensed Consolidated Balance Sheets

	September 30,	September 30,	December 31,
	2008	2007	2007
	(unaudited)	(unaudited)
Assets:
Current assets
Cash	$234,000	$804,000	$299,000
Accounts receivable, net	5,675,000	6,389,000	6,021,000
Accounts receivable, subcontractor	6,295,000	5,098,000	4,026,000
Inventory	13,612,000	15,580,000	12,913,000
Other current assets	831,000	915,000	1,306,000
Total current assets	$26,647,000	$28,786,000	$24,565,000

Property, plant & equipment, net	446,000	605,000	523,000

Other assets:
Investment in joint venture	8,000	573,000	129,000
Deferred Tax Asset, net	55,000	55,000	55,000
Goodwill	1,329,000	1,329,000	1,329,000
Total other assets	1,392,000	1,957,000	1,513,000
Total assets	$28,485,000	$31,348,000	$26,601,000

Liabilities:
Current liabilities
Accounts payable	$1,580,000	$3,353,000	$1,628,000
Accounts payable, subcontractor	4,858,000	4,023,000	3,426,000
Accrued expenses	1,178,000	1,682,000	1,135,000
Total current liabilities	$7,616,000	$9,058,000	$6,189,000

Long-term liabilities:
Note payable	6,925,000	8,287,000	6,709,000
Total liabilities	$14,541,000	$17,345,000	$12,898,000

Shareholders' Equity:
Common stock: authorized 25,000,000 shares
$1.00 par value; shares issued and outstanding:
10,348,965 shares as of September 30, 2008
9,835,450 shares as of December 31, 2007	$10,349,000	$9,842,000	$9,835,000
Additional paid-in capital	6,007,000	6,497,000	6,503,000
Accumulated deficit	(2,223,000	(2,086,000	(2,408,000)
Unearned compensation	(189,000	(250,000	(227,000)
Total shareholders' equity	13,944,000	14,003,000	13,703,000
Total liabilities & shareholders' equity	$28,485,000	$31,348,000	$26,601,000

See accompanying notes to the unaudited condensed consolidated financial statements

WELLS-GARDNER ELECTRONICS CORPORATION
Condensed Consolidated Statements of Cash Flows (unaudited)
Three Months and Nine Months Ended September 30, 2008

	Three Months Ended		Nine Months Ended
	Sept 30,	Sept 30,	Sept 30,	Sept 30,
	2008	2007	2008	2007
Cash flows from operating activities:
Net (loss) earnings	$(184,000)	$34,000	$185,000	$516,000
Adjustments to reconcile net (loss) earnings to
net cash (used in) provided by operating activities:
Depreciation and amortization	30,000	101,000	138,000	345,000
Amortization of unearned compensation	19,000	23,000	56,000	67,000
Share of (income)/loss in joint venture	(2,000)	(98,000)	(2,000)	33,000
Deferred Income Tax	0	0	0	(55,000)
Changes in current assets & liabilities
Accounts receivable	(40,000)	377,000	346,000	793,000
Inventory	(1,636,000)	(3,020,000)	(699,000)	(1,762,000)
Prepaid expenses & other	215,000	1,443,000	475,000	247,000
Accounts payable	(63,000)	719,000	(48,000)	1,273,000
Due to/from subcontractors	(12,000)	(1,366,000)	(837,000)	(1,776,000)
Accrued expenses	(241,000)	158,000	43,000	831,000
Net cash (used in) provided by operating activities	$(1,914,000)	$(1,629,000)	$(343,000)	$512,000

Cash provided by (used in) investing activities:
Dividend from Joint Venture	123,000	770,000	123,000	770,000
(Additions) to plant & equipment, net	(56,000)	(25,000)	(61,000)	(78,000)
Net cash provided by investing activities	$67,000	$745,000	$62,000	$692,000

Cash provided by (used in) financing activities:
Borrowings (Repayments) - note payable	1,714,000	899,000	216,000	(947,000)
Proceeds from shares issued, options exercised and purchase plan	0	23,000	0	213,000
Net cash provided by (used in) financing activities	$1,714,000	$922,000	$216,000	$(734,000)

Net (decrease) increase in cash	(133,000)	38,000	(65,000)	470,000
Cash at beginning of period	367,000	766,000	299,000	334,000
Cash at end of period	$234,000	$804,000	$234,000	$804,000

Supplemental cash flow disclosure:
Interest paid	88,000	178,000	200,000	525,000
Taxes paid	8,000	11,000	25,000	6,000

See accompanying notes to the unaudited condensed consolidated financial statements

WELLS-GARDNER ELECTRONICS CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements

1.           In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, which are necessary for a fair presentation of the financial position and results of operations for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted.  These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes included in the Company's 2007 Annual Report to Shareholders. The results of operations for the nine months ended September 30, 2008 are not necessarily indicative of the operating results for the full year.

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

Stock Options
Options may be granted through December 31, 2008 at an option price not less than fair market value on the date of grant and are exercisable not earlier than six months nor later than ten years from the date of grant. Options vest over two and three year periods. As of September 30, 2008, 7 persons held outstanding options and were eligible to participate in the plan. Such options expire on various dates through April 8, 2014.

Under the stock option plan, the exercise price of each option equals the market price of the Company’s stock on the date of grant. For purposes of calculating the compensation cost consistent with FAS 123 (R), the fair value of each grant is estimated on the date of grant using the Black-Scholes option-pricing model. The Company did not issue any Incentive Stock Options since 2004, except for adjustments to previous grants for the 5% stock dividend declared in subsequent years.   It is the Company’s policy to issue new stock certificates to satisfy stock option exercises.

The following table summarizes information about stock options outstanding for the nine months ending September 30, 2008:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at beginning of year	131,361	$2.08
Granted	0	$0.00
Forfeited	(64,499)	$2.32
Exercised	0	$0.00
Outstanding, Sept. 30, 2008	66,862	$1.85	2.7	0
Exercisable, Sept. 30, 2008	66,862	$1.85	2.7	0

Restricted Shares
The employees will earn the restricted shares in exchange for services to be provided to the Company over a five-year vesting period. All shares granted are governed by the Company’s Stock Award Plan, which was approved by shareholders in 2000. As of September 30, 2008, 104,965 restricted shares are outstanding on a dividend adjusted basis. Total unrecognized compensation cost related to unvested stock awards is approximately $189,000 and is expected to be recognized over a weighted average period of 2 years.

The following table summarizes information regarding Restricted Share activity for the nine months ending September 30, 2008:
	Options	Weighted Average Grant Date Fair Value
Unvested at December 31, 2007	131,453	$2.67
Granted	42,000	$1.66
Vested	(48,820)	$1.44
Forfeited	(19,668)	$4.10
Outstanding, Sept. 30, 2008	104,965	$2.73

5.         Our inventory detail as of September 30, 2008, September 30, 2007 and December 31, 2007 was as follows:

	Sept. 30,	Sept. 30,	December 31,
(in $000's)	2008	2007	2007
	(unaudited)	(unaudited)
Inventory:
Raw materials	3,089	5,852	4,525
Work in progress	105	812	580
Intransit finished goods	1,982	1,814	1,521
Finished goods	8,436	7,102	6,287
Total	13,612	15,580	12,913

6.           On August 21, 2006, the Company entered into a four-year credit agreement with Wells Fargo Bank.  The agreement is a $15 million revolving credit facility. The credit facility has an interest rate of Prime plus 0.50 points or LIBOR plus 3.25 points, determined at the Company’s election, plus foreign credit insurance and other fees including annual maintenance and exam fees.  The credit facility has several financial covenants including a minimum book net worth, minimum net earnings, maximum capital expenditures and maximum compensation increases.  Substantially all of the Company’s assets are securitized by the new credit facility.  The Company is in compliance with all of its covenants at September 30, 2008.

7.           The Company adopted the provisions of FIN 48 on January 1, 2007. No cumulative effect upon adoption of FIN 48 was recorded.

An income tax valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company has historically provided a 100% valuation allowance on their net deferred tax benefits. The net change in the valuation allowance for the nine months ended September 30, 2008 was a decrease of $115,000 to recognize the portion of deferred tax assets expected to be realized in the near future. This change represents the Company’s belief that it is more likely than not that a profit will be generated through the end of 2008, which will allow them to use a portion of the current net operating loss carry forwards.  As of December 31, 2007, the Company has net operating loss carry forwards for Federal income tax purposes of approximately $6,763,000, which are available to offset future Federal taxable income, if any, through 2021. The Company also has alternative minimum tax credit carry forwards of approximately $74,000, which are available to reduce future Federal regular income taxes, if any, over an indefinite period. In addition, the Company has general business credit carry forwards of approximately $129,000, which are available to reduce future Federal regular income taxes, if any. These general business credits are scheduled to expire in 2012. No unrecognized tax benefits are set to expire in the next twelve months that may have an impact upon the Company’s effective tax rate.

The Company files tax returns in the U.S. federal jurisdiction and various state jurisdictions. The tax years 2005, 2006 and 2007 remain open to examinations. Our policy is to recognize interest and penalties related to uncertain tax positions in income tax expense. During the nine months ended September 30, 2008, the Company did not recognize expense for interest or penalties, and do not have any amounts accrued at September 30, 2008, as the Company does not believe it has taken any uncertain tax positions.

8.           The Company’s joint venture Wells East Asia Displays (“WEA”) was closed and liquidated in 2007.  Equity income in the joint venture was $3,000 in the first nine months ended September 30, 2008. This income was due to currency gain related to the dividend which was received in July 2008.  In July 2008, the Company received a dividend payment from Wells East Asia Displays (“WEA”) in the amount of $123,000.  This payment was a reduction of the investment in joint venture in the third quarter 2008.  Equity loss in the joint venture was $33,000 in the first nine months ended September 30, 2007.  This loss was comprised of a reserve for the shutdown and liquidation of Wells East Asia Displays of $213,000, which was partially offset by $113,000 of long term currency gains and $67,000 of WEA operating income.

9.           The Company has adopted Statement of Financial Accounting Standards (SFAS) No. 157 Fair Value Measurements (SFAS No. 157), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements and SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – including an amendment of FASB Statement No. 115 (SFAS No. 159), which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value, with unrealized gains and losses related to these financial instruments reported in earnings at each subsequent reporting date.  The effect of these adoptions was not material to our financial statements.

Item 2. Management's Discussion & Analysis of Financial Condition & Results of Operations

Three Months Ended September 30, 2008 & 2007

For the third quarter ended September 30, 2008, net sales decreased by 22% to $11,283,000 from $14,524,000 in third quarter 2007.  All sales channels were particularly slow in the summer and have improved this fall.  However given the current economic situation it is unclear what the effect will be going forward.  Gaming sales for the third quarter 2008 decreased by 18% to $10,422,000 from $12,726,000 in the third quarter 2007 primarily due to 15% lower unit volume to gaming OEM customers and lower used game sales.  Amusement sales decreased by 52% to $860,000 in the third quarter 2008 from $1,798,000 in the third quarter 2007 due to a significant sales reduction by one OEM amusement customer and lower replacement sales.  Overall video display unit volume decreased 21% with a moderate decrease in gaming and a significant decrease in amusement unit volume.

Gross margin for the third quarter 2008 decreased $757,000 to $1,686,000 or 14.9% of sales compared to $2,444,000 or 16.8% in the third quarter 2007 for a 1.9 percentage point decline in margin percentage.  The $3,241,000 sales decline reduced the gross margin by $544,000, while the decline in margin percentage reduced the gross margin by another $213,000.  Gaming industry gross margin declined to 15.1% in the third quarter 2008 from 16.9% in the third quarter 2007 or 1.8 percentage points for the quarter due to lower average selling prices.  Amusement industry gross margin declined to 13.1% in the third quarter 2008 from 16.0% in the third quarter 2007 or 2.9 percentage points due to lower average selling prices in the CRT replacement market.

Engineering, selling and administrative expense decreased by $616,000 in the third quarter 2008 compared to the same quarter 2007 to 15.8% of sales in the quarter from 16.5% of sales in the same quarter last year due to tight operating expense control.  The reductions were specifically due to significant decreases in engineering sample and agency expense, marketing expense, travel expense, legal and audit professional fees, and IT depreciation expense.  The operating expense reductions offset eighty percent of the decline in gross margin for the third quarter.

Operating income decreased $142,000 to a $99,000 loss in the third quarter 2008 compared to a $43,000 profit in the third quarter 2007 due to lower operating expenses not completely offsetting lower sales and gross margin.

Interest expense was $88,000 in the third quarter 2008 compared to $177,000 in the third quarter 2007 due to lower average debt balances and lower interest rates.  Joint venture income was $2,000 in the third quarter 2008 due to currency gain on the remaining dividend compared to $98,000 in the third quarter 2007 which was the final quarter of production in Malaysia.  Other income was $1,000 in the third quarter 2008 compared to $71,000 income in the third quarter 2007 due to foreign currency gains on accounts receivable last year not recurring this year.

Income tax expense was zero in the third quarter 2008 compared to $1,000 in the third quarter 2007.

Net income was a $184,000 loss in the third quarter 2008 compared to a $34,000 profit in the third quarter 2007.  For the third quarter 2008 basic and diluted earnings per share was $(0.02) compared to basic and diluted earnings per share of $0.00 in the third quarter 2007.

Nine Months Ended September 30, 2008 & 2007

For the nine months ended September 30, 2008, net sales decreased by 11% to $40,724,000 from $45,633,000 in the nine months 2007.  Gaming sales for the nine months 2008 decreased by 2% to $36,187,000 from $36,958,000 in the nine months 2007 primarily due to 2% higher unit volume to gaming OEM customers more than offset by lower used game sales and lower average selling prices.  Amusement sales decreased by 48% to $4,537,000 in the nine months 2008 from $8,675,000 in the nine months 2007 due to a significant sales reduction by one OEM amusement customer and lower replacement sales.  Overall video display unit volume decreased 14% with a low single digit gain in gaming and a significant decrease in amusement unit volume.

Gross margin for the nine months 2008 decreased $1,552,000 to $6,459,000 or 15.9% of sales compared to $8,011,000 or 17.6% in the nine months 2007 for a 1.7 percentage point decline in margin percentage.  The $4,909,000 sales decline reduced the gross margin by $862,000, while the decline in margin percentage reduced the gross margin by another $690,000.  Gaming industry gross margin declined to 15.9% in the nine months 2008 from 17.9% in the nine months 2007 or 2.0 percentage points year over year due to lower average selling prices.  Amusement industry gross margin declined slightly to 15.3% in the nine months 2008 from 16.2% in the nine months 2007 or 0.9 percentage points due to lower average selling prices in the CRT replacement market.  The company is developing lower cost products for the class II gaming and amusement markets to address the sales and margin issues.

Engineering, selling and administrative expense decreased by $1,291,000 in the nine months 2008 compared to the nine months 2007 to 14.6% of sales in the first nine months from 15.9% of sales in the same period last year due to tight operating expense control.  The reductions were specifically due to significant decreases in engineering sample and agency expense, marketing expense, travel expense, legal and audit professional fees, IT depreciation and bad debt expense.  The Company continues to reduce its headcount and to place great emphasis on operating expense control.  The operating expense reductions offset eighty three percent of the decline in gross margin for the nine months.

Operating income decreased $261,000 to $495,000 in the nine months 2008 compared to $756,000 in the nine months 2007 due to lower operating expenses almost offsetting lower sales and gross margin.

Interest expense was $288,000 in the nine months 2008 compared to $525,000 in the nine months 2007 due to lower average debt balances and lower interest rates.  Joint venture income was $3,000 in the nine months 2008 compared to $33,000 expense in the nine months 2007 relating to the shutdown and liquidation of Wells East Asia (WEA).  In the nine months 2007, the Company established a reserve for shutdown and liquidation of WEA of $213,000, which was partially offset by $113,000 of long term currency gains and $67,000 of WEA operating income.  Other income was zero in the nine months 2008 compared to $314,000 income in the nine months 2007 due to $279,000 foreign currency gains on accounts receivable and $32,000 collection on a bankruptcy.

Income tax expense was $25,000 in the nine months 2008 compared to income tax benefit of $4,000 in the nine months 2007 due to a $115,000 valuation allowance reduction.  The Company has available a net operating loss carry forward of approximately $7.0 million as of December 31, 2007.

Net income was $185,000 in the nine months 2008 compared to $516,000 in the nine months 2007.  For the nine months 2008 basic and diluted earnings per share was $0.02 compared to basic and diluted earnings per share of $0.05 in the nine months 2007.

Liquidity & Capital Resources

Cash used by operating activities during the third quarter ended September 30, 2008 was $1,914,000.

Accounts receivable increased by $40,000 in the third quarter to $5,675,000 on September 30, 2008 due to the higher sales level late in the quarter.  Accounts receivable days outstanding increased to 46 days on September 30, 2008 from 35 days on June 30, 2008.  The receivables day increase is due to more sales late in the quarter and not due to increased past due accounts.  Inventory increased $1,636,000 to $13,612,000 on September 30, 2008 compared to $11,976,000 on June 30, 2008.  Days cost of sales in inventory increased to 129 days on September 30, 2008 from 89 days on June 30, 2008.  The increase in inventory is due to slowness in some categories and expected increases in others.  We expect inventory to decline noticeably in the fourth quarter due to normal slower sales in late December and early January.  Due to subcontractors increased more than due from subcontractors by $12,000 in the third quarter.  Accounts payable decreased by $63,000 in the third quarter.  Accounts payable days outstanding were approximately 43 days on September 30, 2008 compared to 25 days at June 30, 2008.  Prepaid expenses decreased by $215,000 and accrued expenses decreased by $241,000 in the third quarter.

Cash used by investing activities was $56,000 in the third quarter for IT equipment.  The Company received $123,000 of dividends from the liquidation of the WEA joint venture during the third quarter 2008.

Long-term notes payable increased to $6,925,000 on September 30, 2008 from $5,211,000 on June 30, 2008 resulting in $1,714,000 of cash provided by financing activities. Proceeds from options exercised were zero during the third quarter 2008.

Cash decreased $133,000 from June 30, 2008 to $234,000 as of September 30, 2008.

Cash used by operating activities during the nine months ended September 30, 2008 was $343,000.

Accounts receivable decreased by $346,000 in the nine months to $5,675,000 on September 30, 2008 due to the lower sales level this year.  Accounts receivable days outstanding increased to 46 days on September 30, 2008 from 40 days on December 31, 2007.  Inventory increased $699,000 to $13,612,000 on September 30, 2008 compared to $12,913,000 on December 31, 2007.  Days cost of sales in inventory increased to 129 days on September 30, 2008 from 99 days on December 31, 2007.  The Company expects inventory to decrease over $1,000,000 during the fourth quarter.  Due to subcontractors increased more than due from subcontractors by $837,000 in the nine months.  Accounts payable decreased by $48,000.  Accounts payable days outstanding were approximately 43 days on September 30, 2008 compared to 25 days at December 31, 2007.  Prepaid expense decreased $475,000 due to lower deposits on the purchases of LCDs and accrued expenses increased by $43,000 for the nine months.

Cash used by investing activities was $61,000 in the nine months for IT equipment.  The Company received $123,000 of dividends from the liquidation of the WEA joint venture during the nine months 2008.

Long-term notes payable increased to $6,925,000 on September 30, 2008 from $6,709,000 on December 31, 2007 resulting in $216,000 of cash provided by financing activities during the nine months. Proceeds from options exercised were zero during the nine months 2008.

Cash decreased $65,000 from December 31, 2007 to $234,000 as of September 30, 2008.

Item 3. Quantitative & Qualitative Disclosures about Market Risk

There have been no material changes to the Company’s market risk during the nine months ended September 30, 2008. For additional information on market risk, refer to the “Quantitative and Qualitative Disclosures about Market Risk” section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

The Company is subject to certain market risks, mainly interest rate risk. In August 2006, the Company entered into a new four-year $15 million secured credit facility with Wells Fargo Bank.

As of September 30, 2008, the Company had total outstanding bank debt of $6.9 million at an average interest rate of 5.00%.  The loan is at prime plus 0.50% or Libor plus 3.25%. As of September 30, 2008 the entire loan was at prime plus 0.50%.  All of the Company’s debt is subject to variable interest rates at this time. An adverse change in interest rates during the time that this debt is outstanding would cause an increase in the amount of interest paid. A 100 basis point increase in interest rates would result in an annual increase of approximately $69,250 in additional interest expense recognized in the financial statements based on the September 30, 2008 outstanding loan balance. The Company may make payments towards the loans at any time without penalty.  However, there is a minimum interest charge of $30,000 per month during the first two years and $20,000 per month during the third two years of the credit agreement.

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

Item 4. Controls & Procedures

The Company has established a Disclosure Committee, which is made up of the Company’s Chief Executive Officer, Chief Financial Officer and other members of management. The Disclosure Committee conducts an evaluation of the effectiveness of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) as of the end of the period covered by this report. While the Company has limited resources and cost constraints due to its size, based on the evaluation required by Rule 13a-15(b), the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this quarterly report has been made known to them. As of September 30, 2008, there have been no known significant changes in internal controls or in other factors that could significantly affect these controls.

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

(b). Press Releases:

The following press releases have been issued by the Company during the Company’s first ten months 2008, which are available on the Company’s website (www.wellsgardner.com) under its Investor Information section:

DATE:	TITLE

02/14/08	Wells-Gardner Announces Fiscal 2007 Earnings of $195,000

02/26/08	Wells-Gardner Announces That E-Service Division of Eurocoin Has Been Appointed Sales and Service Distributor for Europe, Middle East & Africa

03/07/08	Wells-Gardner Announces Stock Dividend

03/07/08	/ CORRECTION - Wells-Gardner Announces Stock Dividend

03/12/08	Wells-Gardner Announces That Zytronic Displays Ltd Has Appointed American Gaming & Electronics as a Gaming Distributor

04/15/08	Wells-Gardner Announces an Order for Over $2.2 Million From Major Gaming Customer

04/21/08	Wells-Gardner Expects First Quarter Earnings Rebound

04/23/08	Wells-Gardner Announces Wide Ranging Agreement With Axiomtek of Taiwan

05/06/08	Wells-Gardner Reports First Quarter Results

05/12/08	Wells-Gardner Announces LCD Order for Over $2.7 Million From Lottery Customer

05/27/08	Wells-Gardner Signs Agreement With Software Group to Develop 3D Products

07/24/08	Wells-Gardner Electronics to Report Second Quarter and First Half 2008 Results and Host Conference Call and Webcast

08/06/08	Wells-Gardner Reports Second Quarter and First Half Financial Results

10/07/08	Wells-Gardner Announces Investor Presentation at the Goldman Sachs Deutsche Bank Financial Forum at G2E in Las Vegas

10/30/08	Wells-Gardner Electronics to Report Third Quarter and First Nine Months 2008 Results and Host Conference Call and Webcast

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WELLS-GARDNER ELECTRONICS CORPORATION
Date: November 10, 2008	By:
James F. Brace
Executive Vice President,
Chief Financial Officer,
Treasurer & Corporate Secretary