Form 10-K
period 2008-12-31
WELLS GARDNER ELECTRONICS CORP
filed 2009-03-10
CIK 105608

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
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

The aggregate market value of the registrant’s voting stock held by non-affiliates of the registrant (assuming for the purposes hereof, that directors, executive officers and 10% or greater stockholders of the registrant are affiliates of the registrant), based upon the closing sale price of the registrant’s Common Stock on February 27, 2009 was approximately $5,523,000.

The number of shares of the registrant’s Common Stock outstanding as of February 27, 2009, was approximately 10,420,965.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Annual Report to Shareholders for the year ended December 31, 2008 are incorporated into Part II of this Report on Form 10-K and filed as Exhibit 13.0 hereto. Portions of the Registrant’s definitive Proxy Statement relating to the Registrant’s 2009 Annual Meeting of Stockholders to be filed hereafter are incorporated into Part III of this Report on Form 10-K.

As used in this Annual Report on Form 10-K, the terms “we,” “us,” “our” and “the Company” mean Wells-Gardner Electronics Corporation, an Illinois corporation, and its subsidiaries, unless the context indicates a different meaning, and the term “common stock” means our common stock, $1.00 par value per share.

PART I
Item 1. BUSINESS

OVERVIEW
Founded in 1925, Wells-Gardner Electronics Corporation®, an Illinois corporation (wellsgardner.com), is a global distributor and manufacturer of liquid crystal displays (LCDs), color video monitors and other related distribution products for a variety of markets including, but not limited to, gaming machine manufacturers, casinos, coin-operated video game manufacturers and other display integrators.  The Company has a subcontractor relationship with a Taiwanese electronics company to manufacture LCD video displays in China and another subcontract relationship with a second Taiwanese electronics company to manufacture CRT and LCD video displays in China.  In addition, the Company owns American Gaming & Electronics, Inc. (“AGE”), a leading parts distributor, service center and a seller of refurbished gaming machines to the gaming markets. The Company has offices in Las Vegas, Nevada; Egg Harbor Township, New Jersey; Hialeah, Florida and McCook, Illinois.  With the acquisition and the subcontract production relationships, the Company has transitioned from a coin-operated amusement supplier to a key supplier to the gaming industry.  Wells-Gardner’s common stock is publicly traded on the American Stock Exchange under the symbol WGA.

PRODUCTS
The Company’s primary business is the distribution, design, manufacture, assembly, service and marketing of electronic components which consist of LCD video color monitors and CRT video color monitors, gaming supplies and components and the bonding of touch sensors to video monitors. These video products, gaming parts and services accounted for 100 percent of revenue in 2008, 2007, and 2006.

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

The Company sells into the following markets:
Market	2008	2007	2006
Gaming	90%	83%	83%
Amusement	10%	17%	16%
Other	0%	0%	1%
Totals	100%	100%	100%

MANUFACTURING AND ASSEMBLY
The Company’s production activities consist primarily of circuit designs, assembling finished units (and to a limited extent subassemblies), aligning, testing and optically bonding touch sensors in its McCook, Illinois plant and at its outsourced operations in China.  The Company manufactures a limited range of electronic components and therefore relies on outside sources for the majority of the other required components. A limited number of sources are available for such electronic components and the other raw materials. In 2008, the Company had one source supplying the Company with almost all of the CRT chassis subassemblies and a second source supplying the Company with almost all of the LCD chassis subassemblies. However, beginning in late 2008 the company had two suppliers for the LCD chassis subassemblies. Chassis subassemblies are contracted offshore, based on custom designs developed by the Company.  As the Company believes is characteristic of other manufacturers in its industry, it has been confronted with long lead times and cost pressures. Due to some of these extended lead times, the Company carries additional inventory of certain critical supply components.

The Company has closed and liquidated its Malaysian joint venture partner (Wells East Asia Displays -WEA) in 2007.  Over 99% of the investment in WEA has been repatriated as of December 31, 2008.   All remaining CRT production for 19” CRTs have been moved to a subcontractor in China.  In 2007, the Company recorded liquidation expense of $194,000 which was more than offset by a currency gain on the equity in the joint venture of $153,000 and current earnings of the joint venture of $64,000 for net income of $24,000 from the joint venture.  In 2008, the Company recorded a currency gain of $2,500 from the joint venture liquidation assets.  In 2008 and 2007, respectively, the Company also received dividends of $123,000 and $1,277,000 from WEA and expects to receive the remaining equity in the joint venture of $8,000 by the end of 2009.

MARKETING AND SALES

The Company sells products throughout the world. A portion of the Company’s products is sold through James Industries, Inc.  An earlier James Industries Sales Representation Agreement was terminated on November 29, 2007 and the Company ceased paying commissions on sales represented by the earlier Agreement on August 24, 2008.  The Company maintains its own internal sales staff primarily for sales of products not covered under the Letter Agreement and for repair and service of its products.

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

The Company has several major competitors based in Asia (Korea and Taiwan) and the United States. Competition is based upon price, product performance, service and warranty.  In 2008 the Company experienced significant competition based upon price, but it was able to reduce costs less than it reduced average selling prices, which resulted in lower margins compared to 2007. The Company believes that it is one of the two largest companies in the gaming and amusement video display market and there are approximately ten total competitors.

The Company’s largest customer, Aristocrat, accounted for 40%, 35%, and 29%, of total revenues in 2008, 2007, and 2006, respectively and 36%, 37%, and 37% of total accounts receivable in 2008, 2007, and 2006, respectively.  The next largest customer accounted for 12% of total revenue in 2006 and 9% of total accounts receivable.  No other customers accounted for more than 10% of sales in 2008, 2007, and 2006, respectively.

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

During 2008, the Company spent approximately $1,425,000 for product engineering, research and development costs, compared to $1,487,000 in 2007 and $1,310,000 in 2006. The Company does not license any patents and it has ten US patent applications and eleven foreign patent applications submitted with nineteen patents pending with two issued, eleven software copyrights submitted with eleven software copyrights issued, and three trademarks submitted with three trademarks granted.

Compliance with federal, state and local provisions which have been enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, has had no material effect upon the capital expenditures, earnings and competitive position of the Company.

As of December 31, 2008, the Company employed a total of approximately 65 full time and 5 part time employees at all its locations. The Company believes its relationship with its employees is satisfactory. Certain employees at the Company’s McCook, Illinois facility are covered under a collective bargaining agreement expiring on June 29, 2009.

The Company’s export sales accounted for total revenues of 24%, 26%, and 26%, in 2008, 2007, and 2006, respectively, with the majority of these sales being shipped to Australia and Spain.

RISK FACTORS RELATED TO OUR BUSINESS AND INDUSTRY

Technology changes as required by our customers could limit and impair our ability to produce products.

We are currently predominantly dependent on LCD based technology. We are continuing to develop our expertise and broaden our product line in LCD based technology.  As we continue to participate in developing solutions for future technological applications for our customers such as 3D, organic light emitting diode (“OLED”), transmissive, flexible, and round LCDs, the need for us to be able to provide a value-added component to the technology remains a critical issue.

Technology changes may also negatively affect margins.

The Company may have to ramp up production in new technologies more rapidly than it is prepared due to customer demand and experience very low margins as a result. Although this has not been a major problem for the Company the last three years, 2008, 2007 and 2006, it could again become an issue in the future.

The loss or interruption of supply from our key suppliers could limit our ability to manufacture our products.

We purchase certain materials and components for our products from various suppliers, some of which are located outside of the U.S. We currently have only one source for CRT chassis subassemblies.  We were obtaining all our LCD chassis subassembly supply primarily from one source. However, we have added a second LCD chassis subassembly and final assembly source late in 2008. Any loss or interruption of supply from our key suppliers may require us to find new suppliers. The number of suppliers for certain electronic components and raw materials is limited. We could experience production or development delays while we seek new suppliers and could have difficulty finding new suppliers, which would substantially impair our operating results and business.

Our growth could be impaired if we are not able to continue to develop and maintain the success of our Asian subcontract relationships.

Our Asian subcontract relationships for LCD video displays and chassis are an important part of our revenue and earnings plan. If we are unable to continue to successfully execute this strategy with our current LCD subcontractors and our current CRT subcontractor, we may not be able to maintain our revenues and earnings as expected.

The loss of our significant customer Aristocrat would reduce our revenues and our profitability.

Our largest customer, Aristocrat Technologies Pty. Ltd., with whom we have an exclusive supply agreement through June, 2012, accounted for 40%, 35%, and  29% of total revenues in 2008, 2007, and 2006, respectively, and 36%, 37%, and 37% of total accounts receivable in 2008, 2007, and 2006, respectively. A loss of this contract or customer would significantly reduce our revenues and profitability.

The goodwill of our American Gaming & Electronics acquisition in 2000 could become impaired.

The Company is required to measure the potential impairment of the goodwill related to our 2000 acquisition of American Gaming & Electronics per Financial Accounting Standard No. 142 at least annually.  The goodwill amount on our balance sheet at December 31, 2008 and 2007 is $1,329,000.  The measurement of the American Gaming & Electronics reporting unit Fair Value requires certain management assumptions regarding future sales, gross margins, operating expense, effective tax rates, and net working capital requirements.  It also requires the Company to determine appropriate discount rates for the next five years, the perpetuity growth and discount rate, and the perpetuity tax rate.  To the extent that the indicated Fair Value of a reporting unit is greater than its carrying value, then there is no indicated impairment.  Conversely, in the event that the carrying value of reporting unit exceeds it indicated Fair Value then some level of goodwill impairment has potentially occurred and additional analysis is necessary to quantify the level of impairment (i.e. Step II), if any.  The Company passed the step I test at December 31, 2008 and 2007, therefore there was no impairment.  However, there is no certainty in future periods that the Fair Value of the American Gaming & Electronics reporting unit will exceed its carrying value, particularly due to the recent volatility in the used game market and current general economic conditions.

Intense competition in our industry could impair our ability to grow and achieve profitability.

We may not be able to compete effectively with current or future competitors. The market for our products and services is intensely competitive and constantly attracts new competitors even as others leave the industry due to low barriers to entry to our business. We expect this competition to further intensify in the future. Some of our competitors are large companies with greater financial, marketing and product development resources. In addition, new competitors may enter our key markets. This may place us at a disadvantage in responding to our competitors’ pricing strategies, technological advances and other initiatives.

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

The current economic conditions might cause sales to decline without warning making it difficult to reduce costs fast enough to maintain profitability.

The Company is concerned that our customers and their customers business might decline more than they currently are forecasting making it difficult for us to reduce our expenses as fast as our sales decline.  Although the Company will make every effort to keep our expenses in line with current sales, we could experience periods where the sales decline occurs so rapidly that we are unprofitable for a period of time.

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Because we want to provide you with more meaningful and useful information, this Annual Report includes forward-looking statements that reflect our current expectations and projections about our future results, performance, prospects and opportunities. You can find many of these statements by looking for words such as “may,” “will,” “expect,” “anticipate,” “believe,” “intend,” “estimate” and similar expressions. These forward-looking statements are based on information currently available to us and are subject to a number of risks, uncertainties and other factors that could cause our actual results, performance, prospects or opportunities in 2009 and beyond to differ materially from those expressed in, or implied by, these forward-looking statements. These risks, uncertainties and other factors include but are not limited to the factors described under the heading “Risk Factors” above. We caution you not to place undue reliance on any forward-looking statements. Except as otherwise required by federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, changed circumstances or any other reason after the date of this Annual Report.

Item 2. PROPERTIES

The Company’s current manufacturing and corporate headquarters is located at 9500 West 55th Street, Suite A, McCook, Illinois 60525. The Company’s leased McCook facility has approximately 104,000 square feet of floor space. Approximately 40,000 of the 104,000 square feet of the plant are dedicated to production and service and approximately 43,000 of the 104,000 square feet are devoted to warehousing. Offices for engineering, sales and administration are also located at that facility. The plant is in good condition, is well maintained, and currently has over 80% excess production capacity as the Company currently runs at 33% capacity on one shift and could run multiple shifts. The Company also has other smaller leased facilities to support the operations of AGE in Nevada, New Jersey and Florida.

Item 3. LEGAL PROCEEDINGS

As the Company sells its products and services to a broad customer base, from time to time it may be named in legal proceedings. The Company aggressively reviews all claims on a timely basis and in the opinion of management, any currently pending legal claims against the Company have no basis and no loss contingency reserves have been established.  The Company terminated its then foreign sales representative in December, 2008.  The Company has been notified a wrongful termination suit may be filed.  The Company is unable to estimate the possible loss at this time but believes that the possibility of a loss is remote.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company’s shareholders during the fourth quarter of 2008.

PART II

Item 5. MARKET FOR THE REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDERS MATTERS
(a) Not applicable.
(b) Not applicable
(c) Not applicable

Item 6. SELECTED FINANCIAL DATA

The information required by this Item is set forth in Exhibit 13.0 hereto, the Company’s Annual Report to Shareholders for the year ended December 31, 2008, under the caption “Selected Financial Data,” which information is incorporated herein by reference.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information required by this Item is set forth in Exhibit 13.0 hereto, the Company’s Annual Report to Shareholders for the year ended December 31, 2008, under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operation” section, which information is incorporated herein by reference.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by this Item is set forth in Exhibit 13.0 hereto, the Company’s Annual Report to Shareholders for the year ended December 31, 2008, under the caption “Market and Credit Risks” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section, which information is incorporated herein by reference.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial statements together with the notes thereto are set forth in Exhibit 13.0 hereto, the Company’s Annual Report to Shareholders for the year ended December 31, 2008, which information is incorporated herein by reference:

-	Consolidated Balance Sheets as of December 31, 2008 and 2007
-	Consolidated Statements of Operations for years ended December 31, 2008, 2007, and 2006
-	Consolidated Statements of Shareholders’ Equity for years ended December 31, 2008, 2007, and 2006
-	Consolidated Statements of Cash Flows for years ended December 31, 2008, 2007, and 2006
-	Notes to the Consolidated Financial Statements
-	Independent Auditors’ Reports

Quarterly financial data for the four quarters ended December 31, 2008 and 2007 are set forth in Exhibit 13.0 hereto in Note 13 of “Notes to the Consolidated Financial Statements” as part of the Company’s Annual Report to Shareholders for the year ended December 31, 2008, which information is incorporated herein by reference.

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

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal year ending December 31, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management, with the participation of the Chief Executive and Chief Financial Officers, evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008. In making this assessment, management used the criteria set forth by the committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. Based on this evaluation, management, with the participation of the Chief Executive and Chief Financial Officers, concluded that, as of December 31, 2008, the Company’s internal control over financial reporting was effective.

Item 9B. OTHER INFORMATION

None

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this Item is incorporated by reference under the captions “Election of Directors”, “Section 16(a) Beneficial Ownership Reporting Compliance”, and "Audit Committee" in the Company’s definitive proxy statement related to its 2009 Annual Meeting of Shareholders.

The Company maintains a Code of Business Conduct & Ethics governing the behavior of the Company’s employees, including its Executive and Corporate Officers, which is available for review on the Company’s website (www.wellsgardner.com) under its Investor Relations Corporate Governance section.

Item 11. EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference under the captions “Compensation Discussion and Analysis”, “2008 Summary Compensation Table,  “2008 Outstanding Equity Awards at Fiscal Year-End Table”, and “2008 Director Compensation Table” in the Company’s definitive proxy statement related to its 2009 Annual Meeting.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated by reference under the caption “Securities Beneficially Owned by Principal Shareholders and Management” in the Company’s definitive proxy statement related to its 2009 Annual Meeting and in Exhibit 13.0 hereto, Company’s 2008 Annual Report, in Note 5 of “Notes to the Consolidated Financial Statements.”

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Information required by this Item is incorporated by reference under the captions “Certain Transactions with Management” in the Company’s definitive proxy statement related to its 2009 Annual Meeting.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated by reference under the caption “Proposal for Ratification of Appointment of Independent Certified Public Accountants” in the Company’s definitive proxy statement related to its 2009 Annual Meeting.

PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1) The following financial statements required by Part II, Item 8 of this annual report and are included in Exhibit 13.0 hereto:

-	Consolidated Balance Sheets as of December 31, 2008 and 2007

-	Consolidated Statements of Operations for years ended December 31,2008, 2007, and 2006

-	Consolidated Statements of Shareholders’ Equity for years ended December 31,2008, 2007, and 2006

-	Consolidated Statements of Cash Flows for years ended December 31, 2008, 2007, and 2006

-	Notes to the Consolidated Financial Statements

-	Independent Auditors’ Reports

(3) (c) The following exhibits are incorporated by reference or filed herewith:

3.1	Articles of Incorporation of the Company, as amended, filed as Exhibit 3.1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 1994 and incorporated herein by reference.

3.2	By-Laws of the Company, as amended and restated and in force August 3, 2006.

4.1	Form of Warrant filed as Exhibit 4.1 to the Company’s Form 8-K dated September 23, 2004 and incorporated herein by reference.

4.2	Form of Warrant filed as Exhibit 4.2 to the Company’s Form 8-K dated September 23, 2004 and incorporated herein by reference.

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

10.3
Fifth Amendment to the Employment Agreement between the Company and Anthony Spier filed as Exhibit 10.3 of  the Company’s Form 10-K for the year ended December 31, 2007 and incorporated herein by reference.

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

10.12
Audited financial statements of the Company’s joint venture, Wells-Eastern Asia Displays (m) Sdn. Bhd. for the year ended October 5, 2007 filed as Exhibit 10.12 of the Company’s Form 10-K for the year ended December 31, 2007 and incorporated herein by reference.

13.0	Company’s Annual Report to Shareholders for the year ended December 31, 2008.
14.0	Wells-Gardner Code of Business Conduct and Ethics
23.0	Consent of Blackman Kallick LLP

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Statement of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

PRESS RELEASES

"The following press releases have been issued during the Company's fiscal year ended December 31, 2008, which are available for review on the Company's website (www.wellsgardner.com) under its Investor Information section:"

DATE	TITLE
02/05/08	Wells-Gardner to Report Fourth Quarter and Full Year 2007 Results and Host Conference Call and Webcast
02/14/08	Wells-Gardner Announces Fiscal 2007 Earnings of $195,000
02/26/08	Wells-Gardner Announces That E-Service Division of Eurocoin Has Been Appointed Sales and Service Distributor for Europe, Middle East & Africa
03/07/08	/ CORRECTION - Wells-Gardner Announces Stock Dividend
03/07/08	Wells-Gardner Announces Stock Dividend
03/12/08	Wells-Gardner Announces That Zytronic Displays Ltd Has Appointed American Gaming & Electronics as a Gaming Distributor
04/15/08	Wells-Gardner Announces an Order for Over $2.2 Million From Major Gaming Customer
04/16/08	Wells-Gardner Electronics to Report First Quarter 2008 Results and Host Conference Call and Webcast
04/21/08	Wells-Gardner Expects First Quarter Earnings Rebound
04/23/08	Wells-Gardner Announces Wide Ranging Agreement With Axiomtek of Taiwan
05/06/08	Wells-Gardner Reports First Quarter Results
05/12/08	Wells-Gardner Announces LCD Order for Over $2.7 Million From Lottery Customer
05/27/08	Wells-Gardner Signs Agreement With Software Group to Develop 3D Products
07/24/08	Wells-Gardner Electronics to Report Second Quarter and First Half 2008 Results and Host Conference Call and Webcast
08/06/08	Wells-Gardner Reports Second Quarter and First Half Financial Results
10/07/08	Wells-Gardner Announces Investor Presentation at the Goldman Sachs Deutsche Bank Financial Forum at G2E in Las Vegas
10/30/08	Wells-Gardner Electronics to Report Third Quarter and First Nine Months 2008 Results and Host Conference Call and Webcast
11/05/08	Wells-Gardner Reports Third Quarter Financial Results
11/13/08	Wells-Gardner Signs License and Supply Agreements With Dimension Technologies Inc. for 3D Products
11/17/08	[video] Wall St. Network's 3-Minute Press Show Features Executive Interviews and Highlights Recent Press for the Following: WGA, VCST, KYUS, UGNE, ISCO, DFRH, SMME, WERU
12/03/08	Wells-Gardner Sells Its 20,000th LCD Replacement Kit

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WELLS-GARDNER ELECTRONICS CORPORATION

By:	/s/ ANTHONY SPIER	Chairman of the Board, President
	Anthony Spier	& Chief Executive Officer	March 10, 2009

	/s/ JAMES F. BRACE	Executive Vice President, Secretary, Treasurer
	James F. Brace	& Chief Financial Officer
		(Principal Accounting Officer)	March 10, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated.

/s/ ANTHONY SPIER	Chairman of the Board, President
Anthony Spier	& Chief Executive Officer	March 10, 2009

/s/ MERLE BANTA
Merle Banta	Director	March 10, 2009

/s/ MARSHALL L. BURMAN
Marshall L. Burman	Director	March 10, 2009

/s/ FRANK R. MARTIN
Frank R. Martin	Director	March 10, 2009

FINANCIAL SCHEDULE

Schedules not included with this additional financial data have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

SCHEDULE II

UNAUDITED VALUATION AND QUALIFYING ACCOUNTS (in $000’s)

	Year Ended December 31,
ALLOWANCE FOR DOUBTFUL ACCOUNTS	2008	2007	2006
Beginning balance	$154	$253	$134
Additions charged to expense	$31	$79	$214
Deductions	$(25)	$(178)	$(95)
Balance at end of year	$160	$154	$253

INVENTORY OBSOLESCENCE RESERVE:
Beginning balance	$2,145	$1,935	$993
Additions charged to expense	$1,671	$549	$2,018
Deductions	$(1,082)	$(339)	$(1,076)
Balance at end of year	$2,734	$2,145	$1,935

DEFERRED TAX ASSET VALUATION ALLOWANCE:
Beginning balance	$3,361	$3,711	$3,886
Additions charged (credited to) to expense	$(210)	$(350)	$(175)
Balance at end of year	$3,151	$3,361	$3,711

WARRANTY RESERVE:
Beginning balance	$200	$206	$169
Additions	$334	$336	$465
Payments	$(351)	$(342)	$(428)
Balance at end of year	$183	$200	$206