Form 10-Q
period 2009-03-31
WELLS GARDNER ELECTRONICS CORP
filed 2009-05-13
CIK 105608

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2009.
or
[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____________ to ____________

Commission File Number 1-8250

WELLS-GARDNER ELECTRONICS CORPORATION
(Exact name of registrant as specified in its charter)

Illinois	36-1944630
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

9500 West 55th Street, Suite A, McCook, Illinois	60525-3605
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

YES ☒	NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “accelerated filer, large accelerated filer, smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer o	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ☐	NO ☒

As of May 8, 2009 approximately 10,405,000 shares of the Common Stock, $1.00 par value of the registrant were outstanding.

WELLS-GARDNER ELECTRONICS CORPORATION

FORM 10-Q TABLE OF CONTENTS

For The Three Months Ended March 31, 2009

PART I – FINANCIAL INFORMATION

Item 1.
Financial Statements:

Condensed Consolidated Statements of Earnings (unaudited)
-	Three Months Ended March 31, 2009 & 2008

Condensed Consolidated Balance Sheets
-	March 31, 2009 & 2008 (unaudited) & December 31, 2008

Condensed Consolidated Statements of Cash Flows (unaudited)
-	Three Months Ended March 31, 2009 & 2008

Notes to the Unaudited Condensed Consolidated Financial Statements

Item 2.
Management's Discussion & Analysis of Financial Condition & Results of Operations

Item 3.
Quantitative & Qualitative Disclosures about Market Risk

Item 4.
Controls & Procedures

PART II - OTHER INFORMATION

Item 6.
Exhibits & Reports on Form 8-K

SIGNATURES

i

Item 1. Financial Statements

WELLS-GARDNER ELECTRONICS CORPORATION
Condensed Consolidated Statements of Earnings (unaudited)
Three Months Ended March 31, 2009 and 2008

	Three Months Ended March 31,
	2009	2008
Net sales	$11,604,000	$14,916,000
Cost of sales	9,521,000	12,475,000
Gross margin	2,083,000	2,441,000
Engineering, selling & administrative expenses	1,819,000	2,114,000
Operating Earnings	264,000	327,000
Interest expense	58,000	114,000
Other expense	93,000	1,000
Income Tax expense	10,000	13,000
Net Earnings	$103,000	$199,000

Earnings per share:
Basic earnings per share	$0.01	$0.02
Diluted earnings per share	$0.01	$0.02

Basic average common shares outstanding	10,405,313	10,345,027
Diluted average common shares outstanding	10,405,313	10,345,632

** See acccompanying notes to the unaudited condensed consolidated financial statements.

WELLS-GARDNER ELECTRONICS CORPORATION
Condensed Consolidated Balance Sheets

	March 31,	March 31,	December 31,
	2009	2008	2008
	(unaudited)	(unaudited)
Assets:
Current assets
Cash	$238,000	$889,000	$184,000
Accounts receivable, net	6,115,000	6,438,000	6,289,000
Accounts receivable, subcontractor	4,363,000	6,483,000	4,811,000
Inventory, net	11,065,000	12,985,000	11,786,000
Other current assets	726,000	1,632,000	913,000
Total current assets	$22,507,000	$28,427,000	$23,983,000

Property, plant & equipment, net	441,000	447,000	473,000

Other assets:
Investment in joint venture	8,000	129,000	8,000
Deferred tax asset, net	55,000	55,000	55,000
Goodwill	1,329,000	1,329,000	1,329,000
Total other assets	1,392,000	1,513,000	1,392,000
Total assets	$24,340,000	$30,387,000	$25,848,000

Liabilities:
Current liabilities
Accounts payable	$1,458,000	$3,590,000	$1,794,000
Accounts payable, subcontractor	3,367,000	5,674,000	3,822,000
Accrued expenses	1,211,000	$1,549,000	1,066,000
Total current liabilities	$6,036,000	$10,813,000	$6,682,000

Long-term liabilities:
Note payable	4,199,000	5,648,000	5,185,000
Total liabilities	$10,235,000	$16,461,000	$11,867,000

Shareholders' Equity:
Common stock: authorized 25,000,000 shares
$1.00 par value; shares issued and outstanding:
10,420,965 shares as of March 31, 2009
9,875,450 shares as of March 31, 2008
10,348,965 shares as of December 31, 2008	$10,421,000	$9,875,000	$10,349,000
Additional paid-in capital	5,968,000	6,039,000	6,007,000
Stock Dividend Distributable	0	494,000	0
Accumulated deficit	(2,100,000)	(2,208,000)	(2,204,000)
Unearned compensation	(184,000)	(274,000)	(171,000)
Total shareholders' equity	14,105,000	13,926,000	13,981,000
Total liabilities & shareholders' equity	$24,340,000	$30,387,000	$25,848,000

See accompanying notes to the unaudited condensed consolidated financial statements

WELLS-GARDNER ELECTRONICS CORPORATION
Condensed Consolidated Statements of Cash Flows (unaudited)
Three Months Ended March 31, 2009 and 2008

	Three Months Ended
	Mar 31,	Mar 31,
	2009	2008
Cash flows from operating activities:
Net earnings	$103,000	$199,000
Adjustments to reconcile net earnings to
net cash provided by (used in) operating activities:
Depreciation and amortization	34,000	76,000
Bad debt expense	31,000	12,000
Amortization of unearned compensation	20,000	23,000
Changes in current assets & liabilities
Accounts receivable	144,000	(429,000)
Inventory	721,000	(72,000)
Prepaid expenses & other	187,000	(325,000)
Accounts payable	(336,000)	1,962,000
Due to/from subcontractor	(7,000)	(209,000)
Accrued expenses	145,000	414,000
Net cash provided by operating activities	$1,042,000	$1,651,000

Cash (used in) investing activities:
(Additions) to plant & equipment, net	(2,000)	0
Net cash (used in) investing activities	$(2,000)	$0

Cash (used in) financing activities:
(Repayments) - note payable	(986,000)	(1,061,000)
Net cash (used in) financing activities	$(986,000)	$(1,061,000)

Net increase in cash	54,000	590,000
Cash at beginning of period	184,000	299,000
Cash at end of period	$238,000	$889,000

Supplemental cash flow disclosure:
Interest paid	58,000	113,000
Taxes paid	10,000	14,000

** See accompanying notes to the unaudited condensed consolidated financial statements.

WELLS-GARDNER ELECTRONICS CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements

1.           In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, which are necessary for a fair presentation of the financial position and results of operations for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted.  These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes included in the Company's 2008 Annual Report to Shareholders. The results of operations for the three months ended March 31, 2009 are not necessarily indicative of the operating results for the full year.

2.           The Board of Directors has decided not to declare a stock dividend for 2009.

3.           Basic earnings per share are based on the weighted average number of shares outstanding whereas diluted earnings per share include the dilutive effect of unexercised common stock equivalents. Potentially dilutive securities are excluded from diluted earnings per share calculations for periods with a net loss.   For all periods reported, the earnings per share have been retroactively restated to reflect the stock dividends issued in 2008.

4.            The Company maintains an Incentive Stock Option and Stock Award Plan under which officers and key employees may acquire up to a maximum of 1,954,674 common shares. The Board of Directors approved an increase in the number of authorized shares for the plan to 600,000 on February 20, 2009 and ratified by the shareholders on May 12, 2009.

Stock Options
Options may be granted through December 31, 2008 at an option price not less than fair market value on the date of grant and are exercisable not earlier than six months nor later than ten years from the date of grant. Options vest over two and three year periods. As of March 31, 2009, 6 persons held outstanding options and were eligible to participate in the plan. Such options expire on various dates through April 8, 2014.

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

The following table summarizes information about stock options outstanding for the three months ending March 31, 2009:
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at beginning of year	66,862	$1.85
Granted	0	$0.00
Forfeited	(18,408)	$1.40
Exercised	0	$0.00
Outstanding, March 31, 2009	48,454	$2.02	2.8	0
Exercisable, March 31, 2009	48,454	$2.02	2.8	0

Restricted Shares
The employees will earn the restricted shares in exchange for services to be provided to the Company over a three year or five-year vesting period. All shares granted are governed by the Company’s Stock Award Plan, which was approved by shareholders in 2000. As of March 31, 2009, 165,935 restricted shares are outstanding on a dividend adjusted basis. Total unrecognized compensation cost related to unvested stock awards is approximately $184,000 and is expected to be recognized over a weighted average period of 2 years.

The following table summarizes information regarding Restricted Share activity for the three months ending March 31, 2009:
	Options	Weighted Average Grant Date Fair Value
Unvested at December 31, 2008	104,961	$2.73
Granted	72,000	$0.46
Vested	(11,026)	$3.37
Forfeited	0	$0.00
Unvested at March 31, 2009	165,935	$1.70

5.             Our inventory detail as of March 31, 2009, March 31, 2008 and December 31, 2008 was as follows:

	March 31,	March 31,	December 31,
(in $000's)	2009	2008	2008
	(unaudited)	(unaudited)
Inventory:
Raw materials	$4,421	$4,158	$3,706
Work in progress	82	785	52
Intransit finished goods	991	2,854	1,593
Finished goods	5,571	5,188	6,435
Total	$11,065	$12,985	$11,786

6.           On August 21, 2006, the Company entered into a four-year credit agreement with Wells Fargo Bank.  The agreement is a $15 million revolving credit facility. The credit facility has an interest rate of Prime plus 0.50 points or LIBOR plus 3.25 points, determined at the Company’s election, plus foreign credit insurance and other fees including annual maintenance and exam fees.  The credit facility has several financial covenants including a minimum book net worth, minimum net earnings, maximum capital expenditures and maximum compensation increases.  Substantially all of the Company’s assets are securitized by the new credit facility.  The Company is in compliance with all of its covenants at March 31, 2009.

7.           An income tax valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company has historically provided a 100% valuation allowance on their net deferred tax benefits. The net change in the valuation allowance for the three months ended March 31, 2009 was a decrease of $46,000 to recognize the portion of deferred tax assets expected to be realized in the near future. This change represents the Company’s belief that it is more likely than not that a profit will be generated through the end of 2009, which will allow them to use a portion of the current net operating loss carry forwards.  As of December 31, 2008, the Company has net operating loss carry forwards for Federal income tax purposes of approximately $5,855,000, which are available to offset future Federal taxable income, if any, through 2021. The Company also has alternative minimum tax credit carry forwards of approximately $74,000, which are available to reduce future Federal regular income taxes, if any, over an indefinite period. In addition, the Company has general business credit carry forwards of approximately $129,000, which are available to reduce future Federal regular income taxes, if any. These general business credits are scheduled to expire in 2012. No unrecognized tax benefits are set to expire in the next twelve months that may have an impact upon the Company’s effective tax rate.

The Company files tax returns in the U.S. federal jurisdiction and various state jurisdictions. The tax years 2005, 2006, 2007 and 2008 remain open to examinations. Our policy is to recognize interest and penalties related to uncertain tax positions in income tax expense. During the three months ended March 31, 2009, the Company did not recognize expense for interest or penalties related to income tax, and do not have any amounts accrued at March 31, 2009, as the Company does not believe it has taken any uncertain income tax positions.

8.           The Company recorded other expense of $93,000 for the three months ended March 31, 2009.  This expense was primarily due to a sales tax audit settlement for prior years.  The Company is currently reviewing requirements for filing sales tax returns in several states and does not believe that this will have a material impact on the income statement.

9.           In September 2006, the FASB issued SFAS 157, Fair Value measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value and expanded disclosures about fair value measurement.  In February 2008, the FASB announced the deferral for one year the effective date of SFAS 157 for nonfinancial assets and liabilities that are recognized at fair value in the financial statements on a nonrecurring basis.  The Company adopted SFAS 157 effective January 1, 2008 for financial assets and liabilities measured on a recurring basis and effective January 1, 2009 for non-financial assets and liabilities.  The adoption did not have an impact on the Company’s financial statements.

Item 2. Management's Discussion & Analysis of Financial Condition & Results of Operations

Three Months Ended March 31, 2009 & 2008

For the first quarter ended March 31, 2009, net sales decreased by 22% to $11,604,000 from $14,916,000 in first quarter 2008.  Overall video display volume declined 22% or $3.5 million due to a 62% unit decline in CRT sales and a 13% unit decline in LCD sales.  Parts sales increased $0.4 million and used games sales decreased $0.2 million in the first quarter 2009 compared to the same quarter 2008.  Gaming sales for the first quarter 2009 decreased by 17% to $10,469,000 from $12,618,000 in the first quarter 2008 due to a slow gaming market.  Amusement sales decreased by 51% to $1,135,000 in the first quarter 2009 from $2,298,000 in the first quarter 2008 primarily due to lower replacement market sales.  As a result, gaming sales accounted for 90% of total sales and amusement sales accounted for 10% of total sales in the first quarter 2009 compared to 85% and 15% respectively in the same quarter 2008.

Gross margin for the first quarter 2009 decreased $0.36 million to $2.08 million or 18.0% of sales compared to $2.44 million or 16.4% in the first quarter 2008 for a 1.6 point increase in margin percentage.  The $3.3 million sales decline reduced the gross margin by $543,000, while the increase in margin percentage increased the gross margin by $185,000.  The margin improvement was due to significantly higher parts margin and sales mix and some improvement in display margins due to a higher percentage being produced in China and improved purchasing.  The company is concentrating on new parts lines with improved margin and introducing new lower cost video display product for the amusement and class II gaming markets.

Operating expense decreased by $295,000 in the first quarter 2009 compared to the same quarter 2008.  However, operating expenses increased to 15.7% of sales in the quarter from 14.2% of sales in the same quarter last year due to lower sales. The operating expense reductions were due to a $105,000 decline in compensation and benefit expense due to lower headcount, a $85,000 decline in commission expenses primarily due to lower sales, a $42,000 decline in IT depreciation expense, and a $63,000 decline in other including legal and travel expenses.  The Company continues to reduce its headcount and to place great emphasis on operating expense control.

Operating income declined $63,000 to $264,000 in the first quarter 2009 compared to $327,000 in the first quarter 2008 due to significantly lower sales.  However, higher gross margins and lower operating expenses offset 88% of the decline in gross margin due to lower sales.

Interest expense was $58,000 in the first quarter 2009 compared to $114,000 in the first quarter 2008 due to lower average debt balances and lower interest rates.  Other expense was $93,000 in the first quarter 2009 compared to $1,000 in the first quarter 2008 due to state tax audit settlement expenses.

Income tax expense was $10,000 in the first quarter 2009 compared to $13,000 in the first quarter 2008.  The Company has available a net operating loss carry forward of approximately $6.1 million as of December 31, 2008.

Net income was $103,000 in the first quarter 2009 compared to $199,000 in the first quarter 2008.  For the first quarter 2009 basic and diluted earnings per share was $0.01 compared to basic and diluted earnings per share of $0.02 in the first quarter 2008.

Liquidity & Capital Resources

Cash provided by operating activities during the first quarter ended March 31, 2009 was $1,042,000.

Accounts receivable decreased by $144,000 in the first quarter to $6,115,000 on March 31, 2009 due to the lower sales level compared to the fourth quarter 2008.  Accounts receivable days outstanding increased to 48 days on March 31, 2009 from 44 days on December 31, 2008.  Inventory decreased to $11,065,000 on March 31, 2009 compared to $11,786,000 on December 31, 2008.  Days cost of sales in inventory increased to 106 days on March 31, 2009 from 96 days on December 31, 2008.  Due from subcontractors increased more than due to subcontractors by $7,000 in the first quarter.  Accounts payable decreased by $336,000 due to lower production.  Accounts payable days outstanding were approximately 28 days on March 31, 2009 compared to 31 days at December 31, 2008 due to our paying vendors slightly faster.  Accrued expenses increased by $145,000 in the first quarter.

Cash provided by investing activities was zero.  Cash used by investing activities was $2,000 net of asset disposals.

Long-term notes payable decreased to $4,199,000 on March 31, 2009 from $5,185,000 on December 31, 2008 resulting in $986,000 of cash used for financing activities. Proceeds from options exercised were zero during the first quarter 2009.

Cash increased $54,000 from December 31, 2008 to $238,000 as of March 31, 2009.

Item 3. Quantitative & Qualitative Disclosures about Market Risk

There have been no material changes to the Company’s market risk during the three months ended March 31, 2009. For additional information on market risk, refer to the “Quantitative and Qualitative Disclosures about Market Risk” section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

The Company is subject to certain market risks, mainly interest rate risk. In August 2006, the Company entered into a new four-year $15 million secured credit facility with Wells Fargo Bank.

As of March 31, 2009, the Company had total outstanding bank debt of $4.2 million at an average interest rate of 3.75%.  The loan is at prime plus 0.50% or Libor plus 3.25%. As of March 31, 2009 the entire loan was at prime plus 0.50%.  All of the Company’s debt is subject to variable interest rates at this time. An adverse change in interest rates during the time that this debt is outstanding would cause an increase in the amount of interest paid. A 100 basis point increase in interest rates would result in an annual increase of approximately $42,000 in additional interest expense recognized in the financial statements based on the March 31, 2009 outstanding loan balance. The Company may make payments towards the loans at any time without penalty.  However, there is a minimum interest charge of $20,000 per month during the second two years of the credit agreement.

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

Item 4. Controls & Procedures

The Company has established a Disclosure Committee, which is made up of the Company’s Chief Executive Officer, Chief Financial Officer and other members of management. The Disclosure Committee conducts an evaluation of the effectiveness of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) as of the end of the period covered by this report. While the Company has limited resources and cost constraints due to its size, based on the evaluation required by Rule 13a-15(b), the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this quarterly report has been made known to them. As of March 31, 2009, there have been no known significant changes in internal controls or in other factors that could significantly affect these controls.

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

(b). Press Releases:

The following press releases have been issued by the Company during the Company’s first four months 2009, which are available on the Company’s website (www.wellsgardner.com) under its Investor Information section:

DATE:	TITLE

01/27/09	Wells-Gardner Announces the Granting of Its First LCD Patent

02/18/09	Wells-Gardner Reports Improved Fourth Quarter and Fiscal 2008 Earnings

03/31/09	Wells-Gardner Ships First Order of Flip Video Products

05/06/09	Wells-Gardner Reports First Quarter 2009 Earnings

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WELLS-GARDNER ELECTRONICS CORPORATION

Date:	May 13, 2009	By:
James F. Brace
Executive Vice President,
Chief Financial Officer,
Treasurer & Corporate Secretary