Form 10-Q
period 2009-06-30
WELLS GARDNER ELECTRONICS CORP
filed 2009-08-11
CIK 105608

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2009.
or
[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____________ to ____________

Commission File Number 1-8250

WELLS-GARDNER ELECTRONICS CORPORATION
(Exact name of registrant as specified in its charter)

Illinois	36-1944630
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

9500 West 55th Street, Suite A, McCook, Illinois	60525-3605
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 4-05 of Regulation S-T (ss 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

YES ☒	NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of  “large accelerated filer, accelerated filer, and smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

As of August 7, 2009 approximately 10,421,000 shares of the Common Stock, $1.00 par value of the registrant were outstanding.

WELLS-GARDNER ELECTRONICS CORPORATION

FORM 10-Q TABLE OF CONTENTS

For The Three Months and Six Months Ended June 30, 2009

PART I – FINANCIAL INFORMATION

Item 1.
Financial Statements:

Condensed Consolidated Statements of Earnings (unaudited)
-	Three Months Ended June 30, 2009 & 2008

Condensed Consolidated Balance Sheets
-	June 30, 2009 & 2008 (unaudited) & December 31, 2008

Condensed Consolidated Statements of Cash Flows (unaudited)
-	Three Months Ended June 30, 2009 & 2008

Notes to the Unaudited Condensed Consolidated Financial Statements

Item 2.
Management's Discussion & Analysis of Financial Condition & Results of Operations

Item 3.
Quantitative & Qualitative Disclosures about Market Risk

Item 4.
Controls & Procedures

PART II - OTHER INFORMATION

Item 1.
Legal Proceedings

Item 4.
Submission of Matters to a Vote of Security Holders

Item 5.
Other Information

Item 6.
Exhibits & Reports on Form 8-K

SIGNATURES

Item 1. Financial Statements

WELLS-GARDNER ELECTRONICS CORPORATION
Condensed Consolidated Statements of Earnings (unaudited)
Three Months and Six Months Ended June 30, 2009 and 2008

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net sales	$14,376,000	$14,525,000	$25,980,000	$29,441,000
Cost of sales	11,775,000	12,193,000	21,296,000	24,668,000
Gross margin	2,601,000	2,332,000	4,684,000	4,773,000
Engineering, selling & administrative expenses	1,978,000	2,064,000	3,797,000	4,179,000
Operating Earnings	623,000	268,000	887,000	594,000
Interest expense	58,000	87,000	116,000	200,000
Other expense, net	73,000	-	166,000	-
Income Tax expense	8,000	11,000	18,000	25,000
Net Earnings	$484,000	$170,000	$587,000	$369,000

Earnings per share:
Basic earnings per share	$0.05	$0.02	$0.06	$0.04
Diluted earnings per share	$0.05	$0.02	$0.06	$0.04

Basic average common shares outstanding	10,420,965	10,355,655	10,413,053	10,350,595
Diluted average common shares outstanding	10,420,965	10,357,717	10,413,053	10,352,400

** See accompanying notes to the unaudited condensed consolidated financial statements.

WELLS-GARDNER ELECTRONICS CORPORATION
Condensed Consolidated Balance Sheets

	June 30,	June 30,	December 31,
	2009	2008	2008
	(unaudited)	(unaudited)
Assets:
Current assets
Cash	$310,000	$367,000	$184,000
Accounts receivable, net	7,279,000	5,635,000	6,289,000
Accounts receivable, subcontractor	5,058,000	5,638,000	4,811,000
Inventory	11,040,000	11,976,000	11,786,000
Other current assets	568,000	1,047,000	913,000
Total current assets	$24,255,000	$24,663,000	$23,983,000

Property, plant & equipment, net	442,000	420,000	473,000

Other assets:
Investment in joint venture	8,000	129,000	8,000
Deferred Tax Asset, net	55,000	55,000	55,000
Goodwill	1,329,000	1,329,000	1,329,000
Total other assets	1,392,000	1,513,000	1,392,000
Total assets	$26,089,000	$26,596,000	$25,848,000

Liabilities:
Current liabilities
Accounts payable	$1,357,000	1,643,000	$1,794,000
Accounts payable, subcontractor	5,507,000	4,213,000	3,822,000
Accrued expenses	1,402,000	1,419,000	1,066,000
Total current liabilities	$8,266,000	$7,275,000	$6,682,000

Long-term liabilities:
Note payable	3,214,000	5,211,000	5,185,000
Total liabilities	$11,480,000	$12,486,000	$11,867,000

Shareholders' Equity:
Common stock: authorized 25,000,000 shares
$1.00 par value; shares issued and outstanding:
10,420,965 shares as of June 30, 2009
10,348,965 shares as of June 30, 2008
10,348,965 shares as of December 31, 2008	$10,421,000	10,349,000	$10,349,000
Additional paid-in capital	5,968,000	6,007,000	6,007,000
Accumulated deficit	(1,617,000)	(2,039,000)	(2,204,000)
Unearned compensation	(163,000)	(207,000)	(171,000)
Total shareholders' equity	14,609,000	14,110,000	13,981,000
Total liabilities & shareholders' equity	$26,089,000	$26,596,000	$25,848,000

See accompanying notes to the unaudited condensed consolidated financial statements

WELLS-GARDNER ELECTRONICS CORPORATION
Condensed Consolidated Statements of Cash Flows (unaudited)
Three Months and Six Months Ended June 30, 2009

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2009	2008	2009	2008
Cash flows from operating activities:
Net earnings	$484,000	170,000	$587,000	$369,000
Adjustments to reconcile net earnings to
net cash provided by (used in) operating activities:
Depreciation and amortization	30,000	32,000	64,000	108,000
Bad Debt Expense	17,000	2,000	48,000	2,000
Amortization of unearned compensation	21,000	14,000	41,000	37,000
Changes in current assets & liabilities
Accounts receivable	(1,182,000)	801,000	(1,038,000)	384,000
Inventory	25,000	1,009,000	746,000	937,000
Prepaid expenses & other	158,000	585,000	345,000	260,000
Accounts payable	(101,000)	(1,947,000)	(437,000)	15,000
Due to/from subcontractor	1,445,000	(616,000)	1,438,000	(825,000)
Accrued expenses	191,000	(130,000)	36,000	284,000
Net cash provided by (used in) operating activities	$1,088,000	$(80,000)	$2,130,000	$1,571,000

Cash (used in) investing activities:
(Additions) to plant & equipment, net	(31,000)	(5,000)	(33,000)	(5,000)
Net cash (used in) investing activities	$(31,000)	$(5,000)	$(33,000)	$(5,000)

Cash (used in) financing activities:
(Repayments) - note payable	(985,000)	(437,000)	(1,971,000)	(1,498,000)
Net cash (used in) financing activities	$(985,000)	$(437,000)	$(1,971,000)	$(1,498,000)

Net increase (decrease) in cash	72,000	(522,000)	126,000	68,000
Cash at beginning of period	238,000	889,000	184,000	299,000
Cash at end of period	$310,000	$367,000	$310,000	$367,000

Supplemental cash flow disclosure:
Interest paid	58,000	87,000	116,000	200,000
Taxes paid	8,000	11,000	18,000	25,000

** See accompanying notes to the unaudited condensed consolidated financial statements.

WELLS-GARDNER ELECTRONICS CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements

1.           In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, which are necessary for a fair presentation of the financial position and results of operations for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted.  These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes included in the Company's 2008 Annual Report to Shareholders. The results of operations for the six months ended June 30, 2009 are not necessarily indicative of the operating results for the full year.

2.           The Company has decided not to declare a stock dividend for 2009.

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

4.            The Company maintains an Incentive Stock Option and Stock Award Plan under which officers and key employees may acquire up to a maximum of 1,954,674 common shares.  The Board of Directors approved an increase in the number of authorized shares for the Stock Award Plan from 300,000 to 600,000 on February 20, 2009 which was ratified by the shareholders on May 12, 2009.

Stock Options
Options may be granted through December 31, 2008 at an option price not less than fair market value on the date of grant and are exercisable not earlier than six months nor later than ten years from the date of grant. Options vest over two and three year periods. As of June 30, 2009, 6 persons held outstanding options and were eligible to participate in the plan. Such options expire on various dates through April 8, 2014.

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

The following table summarizes information about stock options outstanding for the six months ending June 30, 2009:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at beginning of year	66,862	$1.85
Granted	0	$0.00
Forfeited	(18,408)	$1.40
Exercised	0	$0.00
Outstanding, June 30, 2009	48,454	$2.02	2.8	0
Exercisable, June 30, 2009	48,454	$2.02	2.6	0

Restricted Shares
The employees will earn the restricted shares in exchange for services to be provided to the Company over a three year or five-year vesting period. All shares granted are governed by the Company’s Stock Award Plan, which was approved by shareholders in 2000. As of June 30, 2009, 165,935 restricted shares are outstanding on a dividend adjusted basis. Total unrecognized compensation cost related to unvested stock awards is approximately $163,000 and is expected to be recognized over a weighted average period of 2 years.

The following table summarizes information regarding Restricted Share activity for the six months ending June 30, 2009:
	Options	Weighted Average Grant Date Fair Value
Unvested at December 31, 2008	104,961	$2.73
Granted	72,000	$0.46
Vested	(11,026)	$3.37
Forfeited	0	$0.00
Outstanding, June 30, 2009	165,935	$1.70

5.         Our inventory detail as of June 30, 2009, June 30, 2008 and December 31, 2008 was as follows:

	June 30,	June 30,	December 31,
(in $000's)	2009	2008	2008
	(unaudited)	(unaudited)
Inventory:
Raw materials	$3,634	$3,375	$3,706
Work in progress	0	390	52
Intransit finished goods	2,244	1,721	1,593
Finished goods	5,162	6,490	6,435
Total	$11,040	$11,976	$11,786

6.         On August 21, 2006, the Company entered into a four-year credit agreement with Wells Fargo Bank.  The agreement is a $15 million revolving credit facility. The credit facility has an interest rate of Prime plus 0.50 points or LIBOR plus 3.25 points, determined at the Company’s election, plus foreign credit insurance and other fees including annual maintenance and exam fees.  The credit facility has several financial covenants including a minimum book net worth, minimum net earnings, maximum capital expenditures and maximum director, officer and consultant compensation increases.  Substantially all of the Company’s assets are securitized by the new credit facility.  The Company is in compliance with all of its covenants at June 30, 2009.

7.           An income tax valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company has historically provided a 100% valuation allowance on their net deferred tax benefits. The net change in the valuation allowance for the six months ended June 30, 2009 was a decrease of $245,000 to recognize the portion of deferred tax assets expected to be realized in the near future. This change represents the Company’s belief that it is more likely than not that a profit will be generated through the end of 2009, which will allow them to use a portion of the current net operating loss carry forwards.  As of December 31, 2008, the Company has net operating loss carry forwards for Federal income tax purposes of approximately $5,855,000, which are available to offset future Federal taxable income, if any, through 2021. The Company also has alternative minimum tax credit carry forwards of approximately $74,000, which are available to reduce future Federal regular income taxes, if any, over an indefinite period. In addition, the Company has general business credit carry forwards of approximately $129,000, which are available to reduce future Federal regular income taxes, if any. These general business credits are scheduled to expire in 2012. No unrecognized tax benefits are set to expire in the next twelve months that may have an impact upon the Company’s effective tax rate.

The Company files tax returns in the U.S. federal jurisdiction and various state jurisdictions. The tax years 2005, 2006, 2007 and 2008 remain open to examinations. Our policy is to recognize interest and penalties related to uncertain tax positions in income tax expense. During the six months ended June 30, 2009, the Company did not recognize expense for interest or penalties related to income tax, and do not have any amounts accrued at June 30, 2009, as the Company does not believe it has taken any uncertain income tax positions.

8.           The Company recorded other expense of $73,000 for the three months ended and $166,000 for the six months ended June 30, 2009.  This expense was primarily due to sales tax, interest & penalties for prior years.  The Company is currently reviewing requirements for filing sales tax returns in several states and does not believe that this will have a material impact on the income statement.

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

10.           In May 2009, the Company was served with a complaint filed in the Supreme Court of New South Wales in Sydney, Australia by MVD Electronics PTY Limited (formerly Wells-Gardner Electronics Corporation PTY Limited).  The plaintiff has made a claim for approximately $350,000 Australian due to an alleged wrongful termination of a sales representative agreement.  The Company believes it properly terminated the agreement, the allegations are without merit, and is vigorously defending the action.

Item 2. Management's Discussion & Analysis of Financial Condition & Results of Operations

Three Months Ended June 30, 2009 & 2008

For the second quarter ended June 30, 2009, net sales decreased by 1% to $14,376,000 from $14,525,000 in second quarter 2008.  Overall video display unit volume was flat with a $0.5 million sales decline primarily due to a 85% unit decline in CRT sales mostly offset by a 21% unit increase in LCD sales.  Parts sales increased $0.4 million and used games sales decreased $0.1 million in the second quarter 2009 compared to the same quarter 2008.  Gaming sales for the second quarter 2009 increased by 2% to $13,387,000 from $13,148,000 in the second quarter 2008 due to an improving gaming market.  Amusement sales decreased by 28% to $989,000 in the second quarter 2009 from $1,378,000 in the second quarter 2008 primarily due to lower replacement market sales.  As a result, gaming sales accounted for 93% of total sales and amusement sales accounted for 7% of total sales in the second quarter 2009 compared to 90% and 10% respectively in the same quarter 2008.

Gross margin for the second quarter 2009 increased $0.3 million to $2.6 million or 18.1% of sales compared to $2.3 million or 16.1% in the second quarter 2008 for a 2.0 point increase in margin percentage.  The $0.15 million sales decline reduced the gross margin by $24,000, while the increase in margin percentage increased the gross margin by $293,000.  The margin improvement was due to significantly higher parts margin and sales mix and some improvement in display margins due to a higher percentage being produced in China and improved design and purchasing.  The company is concentrating on new parts lines with improved margin and introducing new lower cost video display products for all markets.

Operating expense decreased by $86,000 in the second quarter 2009 compared to the same quarter 2008.  As a result, operating expenses decreased to 13.8% of sales in the quarter from 14.2% of sales in the same quarter last year as sales were essentially even. The operating expense reductions were due to a $61,000 decline in compensation and benefit expense due to lower headcount and a $86,000 decline in commission expenses partially offset by a $24,000 increase in occupancy expense and a $36,000 increase in other primarily bad debt expense.  The Company continues to reduce its headcount and to place emphasis on operating expense control.

Operating income increased $356,000 to $623,000 in the second quarter 2009 compared to $268,000 in the second quarter 2008 due to higher margins and lower operating expense on essentially even sales.

Interest expense was $58,000 in the second quarter 2009 compared to $87,000 in the second quarter 2008 due to lower average debt balances and lower interest rates.  Other expense was $73,000 in the second quarter 2009 compared to zero in the second quarter 2008 due to state tax audit expenses.

Income tax expense was $8,000 in the second quarter 2009 compared to $11,000 in the second quarter 2008.  The Company has available a net operating loss carry forward and credits of approximately $6.1 million as of December 31, 2008.

Net income was $484,000 in the second quarter 2009 compared to $170,000 in the second quarter 2008.  For the second quarter 2009 basic and diluted earnings per share was $0.05 compared to basic and diluted earnings per share of $0.02 in the second quarter 2008.

Six Months Ended June 30, 2009 & 2008

For the first half ended June 30, 2009, net sales decreased by 12% to $25,980,000 from $29,441,000 the first half 2008.  Overall video display unit volume declined 11% or $3.9 million primarily due to a 73% unit decline in CRT sales partially offset by a 4% unit increase in LCD sales.  Parts sales increased $0.7 million and used games sales decreased $0.2 million in the first half 2009 compared to the same period 2008.  Gaming sales for the first half 2009 declined by 7% to $23,856,000 from $25,765,000 in the first half 2008 due to a sluggish gaming market.  Amusement sales decreased by 42% to $2,124,000 in the first half 2009 from $3,676,000 in the first half 2008 primarily due to lower replacement market sales.  As a result, gaming sales accounted for 92% of total sales and amusement sales accounted for 8% of total sales the first half 2009 compared to 88% and 12% respectively in the same period 2008.

Gross margin for the first half 2009 decreased $0.1 million to $4.7 million or 18.0% of sales compared to $4.8 million or 16.2% in the first half 2008 for a 1.8 point increase in margin percentage.  The $3.5 million sales decline reduced the gross margin by $561,000 while the increase in margin percentage increased the gross margin by $472,000.  The margin improvement was due to significantly higher parts margin and sales mix and some improvement in display margins due to a higher percentage being produced in China and improved design and purchasing.  The company is concentrating on new parts lines with improved margin and introducing new lower cost video display product for class III gaming, class II gaming and amusement markets.

Operating expense decreased by $382,000 in the first half 2009 compared to the same period 2008.  Due to the $3.5 million sales decline, operating expenses increased to 14.6% of sales in the first half from 14.2% of sales in the same period last year. The operating expense reductions were due to a $166,000 decline in compensation and benefit expense due to lower headcount, a $171,000 decline in commission expenses, a $42,000 decline in IT depreciation expense and a $36,000 decline in other partially offset by a $33,000 increase in occupancy expense.  The Company continues to reduce its headcount and to place emphasis on operating expense control.

Operating income increased $293,000 to $887,000 in the first half 2009 compared to $594,000 in the first half 2008 even on $3.5 million lower sales due to higher margins and lower operating expense.

Interest expense was $116,000 in the first half 2009 compared to $200,000 in the first half 2008 due to lower average debt balances and lower interest rates.  Other expense was $166,000 in the first half 2009 compared to zero in the first half 2008 due to state tax audit expenses.

Income tax expense was $18,000 in the first half 2009 compared to $25,000 in the first half 2008.  The Company has available a net operating loss carry forward and credits of approximately $6.1 million as of December 31, 2008.

Net income was $587,000 in the first half 2009 compared to $369,000 in the first half 2008.  For the first half 2009 basic and diluted earnings per share was $0.06 compared to basic and diluted earnings per share of $0.04 in the first half 2008.

Liquidity & Capital Resources

Cash provided by operating activities during the second quarter ended June 30, 2009 was $1,088,000.

Accounts receivable increased by $1,182,000 in the second quarter to $7,279,000 on June 30, 2009 due to the higher sales level compared to the first quarter 2009 particularly late in the second quarter.  However, accounts receivable days outstanding decreased to 46 days on June 30, 2009 from 48 days on March 31, 2009 due to the higher average sales per day in the second quarter compared to the first quarter.  Inventory decreased to $11,040,000 on June 30, 2009 compared to $11,065,000 on March 31, 2009.  Even though the inventory decrease was modest in the second quarter, days cost of sales in inventory decreased to 85 days on June 30, 2009 from 106 days on March 31, 2009 due to the higher sales level.  Prepaid expenses decreased by $158,000 in the second quarter. Due to subcontractors increased more than due from subcontractors by $1,445,000 in the second quarter due to the higher production level.  Accounts payable decreased by $101,000 as accounts payable days outstanding decreased to 24 days on June 30, 2009 compared to 28 days at March 31, 2009 due to our paying vendors faster.  Accrued expenses increased by $191,000 in the second quarter.

During the second quarter 2009, cash provided by investing activities was zero.  Cash used by investing activities was $31,000 net of asset disposals primarily for IT equipment.

Long-term notes payable decreased to $3,214,000 on June 30, 2009 from $4,199,000 on March 31, 2009 resulting in $985,000 of cash used for financing activities. Proceeds from options exercised were zero during the second quarter 2009.

Cash increased $72,000 from March 31, 2009 to $310,000 as of June 30, 2009.

Cash provided by operating activities during the first half ended June 30, 2009 was $2,130,000.

Accounts receivable increased by $1,038,000 in the first half to $7,279,000 on June 30, 2009 due to the higher sales level particularly late in the second quarter compared to the fourth quarter 2008.  Accounts receivable days outstanding increased to 46 days on June 30, 2009 from 44 days on December 31, 2008.  Inventory decreased $746,000 to $11,040,000 on June 30, 2009 compared to $11,786,000 on December 31, 2008.  Days cost of sales in inventory decreased to 85 days on June 30, 2009 from 96 days on December 31, 2008 due to the higher sales and lower inventory levels.  Prepaid expenses decreased by $345,000 in the first half 2009. Due to subcontractors increased more than due from subcontractors by $1,438,000 in the first half 2009 due to higher production levels.  Accounts payable decreased by $437,000 in the first half 2009 as accounts payable days outstanding declined to 24 days on June 30, 2009 compared to 31 days at December 31, 2008 due to our paying vendors slightly faster.  Accrued expenses increased by $336,000 in the first half 2009.

During the first half 2009, cash provided by investing activities was zero.  Cash used by investing activities was $33,000 net of asset disposals primarily for IT equipment.

Long-term notes payable decreased to $3,214,000 on June 30, 2009 from $5,185,000 on December 31, 2008 resulting in $1,971,000 of cash used for financing activities. Proceeds from options exercised were zero during the first half 2009.

Cash increased $126,000 from December 31, 2008 to $310,000 as of June 30, 2009.

Item 3. Quantitative & Qualitative Disclosures about Market Risk

There have been no material changes to the Company’s market risk during the six months ended June 30, 2009. For additional information on market risk, refer to the “Quantitative and Qualitative Disclosures about Market Risk” section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

The Company is subject to certain market risks, mainly interest rate risk. In August 2006, the Company entered into a four-year $15 million secured credit facility with Wells Fargo Bank.

As of June 30, 2009, the Company had total outstanding bank debt of $3.2 million at an average interest rate of 3.75%.  The loan is at prime plus 0.50% or Libor plus 3.25%. As of June 30, 2009 the entire loan was at prime plus 0.50%.  All of the Company’s debt is subject to variable interest rates at this time. An adverse change in interest rates during the time that this debt is outstanding would cause an increase in the amount of interest paid. A 100 basis point increase in interest rates would result in an annual increase of approximately $32,000 in additional interest expense recognized in the financial statements based on the June 30, 2009 outstanding loan balance. The Company may make payments towards the loans at any time without penalty.  However, there is a minimum interest charge of $20,000 per month during the second two years of the credit agreement.

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

Item 4. Controls & Procedures

The Company has established a Disclosure Committee, which is made up of the Company’s Chief Executive Officer, Chief Financial Officer and other members of management. The Disclosure Committee conducts an evaluation of the effectiveness of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) as of the end of the period covered by this report. While the Company has limited resources and cost constraints due to its size, based on the evaluation required by Rule 13a-15(b), the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this quarterly report has been made known to them. As of June 30, 2009, there have been no known significant changes in internal controls or in other factors that could significantly affect these controls.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

In May 2009, the Company was served with a complaint filed in the Supreme Court of New South Wales in Sydney, Australia by MVD Electronics PTY Limited (formerly Wells-Gardner Electronics Corporation PTY Limited).  The plaintiff has made a claim for approximately $350,000 Australian due to an alleged wrongful termination of a sales representative agreement.  The Company believes it properly terminated the agreement, the allegations are without merit, and is vigorously defending the action.

Item 4.  Submission of Matters to a Vote of Security Holders

A.	The annual meeting of stockholders of Wells-Gardner Electronics Corporation was held on May 12, 2009.

B.           Set forth below is the tabulation of the votes on each nominee for election as a director:

	For	Withhold Authority	Broker Non-votes

Merle H. Banta	8,386,902	852,754	0
Marshall L. Burman	8,362,303	877,353	0
Frank R. Martin	8,416,208	823,448	0
Anthony Spier	8,647,218	592,438	0

C.	Set forth below is the tabulation of the vote to approve the executive stock award plan proposal:

For	Against	Abstain

8,576,302	582,224	81,130

Item 5. Other Information

The Collective Bargaining Agreement with Local 1031, I.B.E.W. AFL-CIO expiring on June 29, 2009 has been extended for one year until June 29, 2010 for certain employees in the company’s McCook, Illinois facility.

Item 6. Exhibits & Reports on Form 8-K

(a). Exhibits:

Exhibit 10.13	-	Agreement dated July 2, 2009 between the Company and Local 1031, I.B.E.W. AFL-CIO extending maturity date to June 29, 2010.
Exhibit 31.1	-	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31.2	-	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32.1	-	Statement of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b). Press Releases:

The following press releases have been issued by the Company during the Company’s first seven months 2009, which are available on the Company’s website (www.wellsgardner.com) under its Investor Information section:

DATE:	TITLE

01/27/09	Wells-Gardner Announces the Granting of Its First LCD Patent

02/18/09	Wells-Gardner Reports Improved Fourth Quarter and Fiscal 2008 Earnings

03/31/09	Wells-Gardner Ships First Order of Flip Video Products

05/06/09	Wells-Gardner Reports First Quarter 2009 Earnings

07/14/09	Wells-Gardner Updates Expectations on 2nd Quarter 2009

08/04/09	Wells-Gardner Reports Second Quarter Earnings Increased by 185 Per Cent to $484,000 or $0.05 Per Share

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WELLS-GARDNER ELECTRONICS CORPORATION

Date:	August 10, 2009	By:
James F. Brace
Executive Vice President,
Chief Financial Officer,
Treasurer & Corporate Secretary