Form 10-Q
period 2009-09-30
WELLS GARDNER ELECTRONICS CORP
filed 2009-11-10
CIK 105608

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2009.
or
[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____________ to ____________

Commission File Number 1-8250

WELLS-GARDNER ELECTRONICS CORPORATION
(Exact name of registrant as specified in its charter)

Illinois	36-1944630
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

9500 West 55th Street, Suite A, McCook, Illinois	60525-3605
(Address of principal executive offices)	(Zip Code)

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
As of November 6, 2009 approximately 10,421,000 shares of the Common Stock, $1.00 par value of the registrant were outstanding.

WELLS-GARDNER ELECTRONICS CORPORATION

FORM 10-Q TABLE OF CONTENTS

For The Three Months and Nine Months Ended September 30, 2009

PART I – FINANCIAL INFORMATION

Item 1.
Financial Statements:

Condensed Consolidated Statements of Earnings (unaudited)
-	Three Months Ended September 30, 2009 & 2008

Condensed Consolidated Balance Sheets
-	September 30, 2009 & 2008 (unaudited) & December 31, 2008

Condensed Consolidated Statements of Cash Flows (unaudited)
-	Three Months and Nine Months Ended September 30, 2009 & 2008

Notes to the Unaudited Condensed Consolidated Financial Statements

Item 2.
Management's Discussion & Analysis of Financial Condition & Results of Operations

Item 3.
Quantitative & Qualitative Disclosures about Market Risk

Item 4.
Controls & Procedures

PART II - OTHER INFORMATION

Item 1.
Legal Proceedings

Item 6.
Exhibits & Reports on Form 8-K

SIGNATURES

Item 1. Financial Statements

WELLS-GARDNER ELECTRONICS CORPORATION
Condensed Consolidated Statements of Earnings (unaudited)
Three Months and Nine Months Ended September 30, 2009 and 2008

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net sales	$13,446,000	$11,283,000	$39,426,000	$40,724,000
Cost of sales	11,055,000	9,597,000	32,350,000	34,265,000
Gross margin	2,391,000	1,686,000	7,076,000	6,459,000
Engineering, selling & administrative expenses	2,072,000	1,785,000	5,869,000	5,964,000
Operating Earnings (Loss)	319,000	(99,000)	1,207,00	495,000
Interest expense	55,000	88,000	171,000	288,000
Investment in Joint Venture	-	(2,000)	-	(3,000)
Other expense, net	-	(1,000)	166,000	-
Income Tax expense	(2,000)	-	17,000	25,000
Net Earnings (Loss)	$266,000	$(184,000)	$853,000	$185,000

Earnings per share:
Basic earnings per share	$0.03	$(0.02)	$0.08	$0.02
Diluted earnings per share	$0.03	$(0.02)	$0.08	$0.02

Basic average common shares outstanding	10,420,965	10,348,965	10,415,710	10,350,049
Diluted average common shares outstanding	10,420,965	10,348,965	10,415,710	10,351,044

** See accompanying notes to the unaudited condensed consolidated financial statements.

WELLS-GARDNER ELECTRONICS CORPORATION
Condensed Consolidated Balance Sheets

	September 30,	September 30,	December 31,
	2009	2008	2008
	(unaudited)	(unaudited)
Assets:
Current assets
Cash	$151,000	$234,000	$184,000
Accounts receivable, net	6,131,000	5,675,000	6,289,000
Accounts receivable, subcontractor	3,198,000	6,295,000	4,811,000
Inventory	8,676,000	13,612,000	11,786,000
Other current assets	1,034,000	831,000	913,000
Total current assets	$19,190,000	$26,647,000	$23,983,000

Property, plant & equipment, net	398,000	446,000	473,000

Other assets:
Investment in joint venture	8,000	8,000	8,000
Deferred Tax Asset, net	55,000	55,000	55,000
Goodwill	1,329,000	1,329,000	1,329,000
Total other assets	1,392,000	1,392,000	1,392,000
Total assets	$20,980,000	$28,485,000	$25,848,000

Liabilities:
Current liabilities
Accounts payable	$1,241,000	1,580,000	$1,794,000
Accounts payable, subcontractor	1,739,000	4,858,000	3,822,000
Accrued expenses	1,621,000	1,178,000	1,066,000
Total current liabilities	$4,601,000	$7,616,000	$6,682,000

Long-term liabilities:
Note payable	1,483,000	6,925,000	5,185,000
Total liabilities	$6,084,000	$14,541,000	$11,867,000

Shareholders' Equity:
Common stock: authorized 25,000,000 shares
$1.00 par value; shares issued and outstanding:
10,420,965 shares as of September 30, 2009
10,348,965 shares as of September 30, 2008
10,348,965 shares as of December 31, 2008	$10,421,000	10,349,000	$10,349,000
Additional paid-in capital	5,968,000	6,007,000	6,007,000
Accumulated deficit	(1,351,000)	(2,223,000)	(2,204,000)
Unearned compensation	(142,000)	(189,000)	(171,000)
Total shareholders' equity	14,896,000	13,944,000	13,981,000
Total liabilities & shareholders' equity	$20,980,000	$28,485,000	$25,848,000

See accompanying notes to the unaudited condensed consolidated financial statements

WELLS-GARDNER ELECTRONICS CORPORATION
Condensed Consolidated Statements of Cash Flows (unaudited)
Three Months and Nine Months Ended September 30, 2009

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2009	2008	2009	2008
Cash flows from operating activities:
Net earnings (loss)	$266,000	(184,000)	$853,000	$185,000
Adjustments to reconcile net earnings to
net cash provided by (used in) operating activities:
Depreciation and amortization	65,000	30,000	129,000	138,000
Bad Debt Expense	(12,000)	(14,000)	36,000	(12,000)
Amortization of unearned compensation	21,000	19,000	62,000	56,000
Retained earnings dividend from Joint Venture	0	(2,000)	0	(2,000)
Changes in current assets & liabilities
Accounts receivable	1,160,000	(26,000)	122,000	358,000
Inventory	2,364,000	(1,636,000)	3,110,000	(699,000)
Prepaid expenses & other	(466,000)	215,000	(121,000)	475,000
Accounts payable	(116,000)	(63,000)	(553,000)	(48,000)
Due to/from subcontractor	(1,908,000)	(12,000)	(470,000)	(837,000)
Accrued expenses	219,000	(241,000)	555,000	43,000
Net cash provided by (used in) operating activities	$1,593,000	$(1,914,000)	$3,723,000	$(343,000)

Cash (used in) provided by investing activities:
Dividend from Joint Venture	0	123,000	0	123,000
(Additions) to plant & equipment, net	(21,000)	(56,000)	(54,000)	(61,000)
Net cash (used in) provided by investing activities	$(21,000)	$67,000	$(54,000)	$62,000

Cash (used in) provided by financing activities:
(Repayments) borrowings - note payable	(1,731,000)	1,714,000	(3,702,000)	216,000
Net cash (used in) provided by financing activities	$(1,731,000)	$1,714,000	$(3,702,000)	$216,000

Net (decrease) in cash	(159,000)	(133,000)	(33,000)	(65,000)
Cash at beginning of period	310,000	367,000	184,000	299,000
Cash at end of period	$151,000	$234,000	$151,000	$234,000

Supplemental cash flow disclosure:
Interest paid	55,000	88,000	171,000	200,000
Taxes paid	7,000	8,000	25,000	25,000

** See accompanying notes to the unaudited condensed consolidated financial statements.

WELLS-GARDNER ELECTRONICS CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements

1.           In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, which are necessary for a fair presentation of the financial position and results of operations for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted.  These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes included in the Company's 2008 Annual Report to Shareholders. The results of operations for the nine months ended September 30, 2009 are not necessarily indicative of the operating results for the full year.

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

Stock Options
Options may be granted through December 31, 2008 at an option price not less than fair market value on the date of grant and are exercisable not earlier than six months nor later than ten years from the date of grant. Options vest over two and three year periods. As of September 30, 2009, 6 persons held outstanding options and were eligible to participate in the plan. Such options expire on various dates through April 8, 2014.

Under the stock option plan, the exercise price of each option equals the market price of the Company’s stock on the date of grant. For purposes of calculating the compensation cost consistent with FASB ASC 718 Stock Compensation guidelines, the fair value of each grant is estimated on the date of grant using the Black-Scholes option-pricing model. The Company has not issued any Incentive Stock Options since 2004, except for adjustments to previous grants for the 5% stock dividend declared in subsequent years.   It is the Company’s policy to issue new stock certificates to satisfy stock option exercises.

The following table summarizes information about stock options outstanding for the nine months ending September 30, 2009:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at beginning of year	66,862	$1.85
Granted	0	$0.00
Forfeited	(18,408)	$1.40
Exercised	0	$0.00
Outstanding, September 30, 2009	48,454	$2.02	2.3	0
Exercisable, September 30, 2009	48,454	$2.02	2.3	0

Restricted Shares
The employees will earn the restricted shares in exchange for services to be provided to the Company over a three year or five-year vesting period. All shares granted are governed by the Company’s Stock Award Plan, which was approved by shareholders in 2000. As of September 30, 2009, 165,935 restricted shares are outstanding on a dividend adjusted basis. Total unrecognized compensation cost related to unvested stock awards is approximately $142,000 and is expected to be recognized over a weighted average period of 2 years.

The following table summarizes information regarding Restricted Share activity for the nine months ending September 30, 2009:
	Options	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2008	104,961	$2.73
Granted	72,000	$0.46
Vested	(11,026)	$3.37
Forfeited	0	$0.00
Outstanding, September 30, 2009	165,935	$1.70

5.         Our inventory detail as of September 30, 2009, September 30, 2008 and December 31, 2008 was as follows:
	September 30,	September 30,	December 31,
(in $000's)	2009	2008	2008
	(unaudited)	(unaudited)
Inventory:
Raw materials	$3,168	$3,089	$3,706
Work in progress	0	105	52
Intransit finished goods	1,506	1,982	1,593
Finished goods	4,002	8,436	6,435
Total	$8,676	$13,612	$11,786

6.         On September 15, 2009, the Company signed an amendment to extend the term of the credit agreement with Wells Fargo Bank to August 21, 2013.  The amended credit agreement is a $12 million revolving credit facility. The amended credit facility has an interest rate of three month LIBOR plus 500 basis points, plus other fees including annual maintenance and exam fees.  The credit facility has several financial covenants including a minimum book net worth, minimum net earnings, maximum capital expenditures and maximum compensation increases.  The financial covenants, which remained the same, now include a provision that any future write off of goodwill will be an add back to the net worth and earnings covenants.   Substantially all of the Company’s assets are collateralized by the new credit facility.  The Company is in compliance with all of its covenants at September 30, 2009.

7.           An income tax valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company has historically provided a 100% valuation allowance on their net deferred tax benefits. The net change in the valuation allowance for the nine months ended September 30, 2009 was an increase of $30,000 to recognize the portion of deferred tax assets expected to be realized in the near future. This change represents the Company’s belief that it is more likely than not that a profit will be generated through the end of 2009, which will allow them to use a portion of the current net operating loss carry forwards.  As of December 31, 2008, the Company has net operating loss carry forwards for Federal income tax purposes of approximately $5,823,000, which are available to offset future Federal taxable income, if any, through 2021. The Company also has alternative minimum tax credit carry forwards of approximately $74,000, which are available to reduce future Federal regular income taxes, if any, over an indefinite period. In addition, the Company has general business credit carry forwards of approximately $129,000, which are available to reduce future Federal regular income taxes, if any. These general business credits are scheduled to expire in 2012. No unrecognized tax benefits are set to expire in the next twelve months that may have an impact upon the Company’s effective tax rate.

The Company files tax returns in the U.S. federal jurisdiction and various state jurisdictions. The tax years 2006, 2007 and 2008 remain open to examinations. Our policy is to recognize interest and penalties related to uncertain tax positions in income tax expense. During the nine months ended September 30, 2009, the Company did not recognize expense for interest or penalties related to income tax, and do not have any amounts accrued at September 30, 2009, as the Company does not believe it has taken any uncertain income tax positions.

8.           The Company recorded other expense of $0 for the three months ended and $166,000 for the nine months ended September 30, 2009.  This expense was primarily due to sales tax, interest & penalties for prior years.

9.           In September 2006, the FASB issued FASB ASC 820, Fair Value measurements and Disclosures, which defines fair value, establishes a framework for measuring fair value and expanded disclosures about fair value measurement.  In February 2008, the FASB announced the deferral for one year the effective date of FASB ASC 820 for nonfinancial assets and liabilities that are recognized at fair value in the financial statements on a nonrecurring basis.  The Company adopted FASB ASC 820 effective January 1, 2008 for financial assets and liabilities measured on a recurring basis and effective January 1, 2009 for non-financial assets and liabilities.  The adoption did not have an impact on the Company’s financial statements.

10.           In June 2009, the FASB issued FASB ASC 105, Generally Accepted Accounting Principles, which establishes the FASB Accounting Standards Codification as the sole source of authoritative generally accepted accounting principles. Pursuant to the provisions of FASB ASC 105, the Company has updated references to GAAP in its financial statements issued for the period ended September 30, 2009. The adoption of FASB ASC 105 did not impact the Company’s financial position or results of operations.

11.           In May 2009, the Company was served with a complaint filed in the Supreme Court of New South Wales in Sydney, Australia by MVD Electronics PTY Limited (formerly Wells-Gardner Electronics Corporation PTY Limited).  The plaintiff has made a claim due to an alleged wrongful termination of a sales representative agreement.  The Company has settled this lawsuit through mediation.  Although the settlement details are confidential, all settlement costs have been accrued and included in the condensed consolidated statement of earnings for the three and nine months ending September 30, 2009.

12.           The Company has evaluated subsequent events through November 10, 2009, the date the financial statements were issued, for the three and nine months ended September 30, 2009.

Item 2. Management's Discussion & Analysis of Financial Condition & Results of Operations

Three Months Ended September 30, 2009 & 2008

For the third quarter ended September 30, 2009, net sales increased by 19% to $13,446,000 from $11,283,000 in third quarter 2008.  Overall video display unit volume increased almost 7,000 units or 25% with a $2.1 million or 19% sales increase.  Video display average selling price declined about 7% year over year in the third quarter.  Parts sales increased $0.2 million and used games sales decreased $0.2 million in the third quarter 2009 compared to the same quarter 2008.  Gaming sales for the third quarter 2009 increased by 23% to $12,812,000 from $10,422,000 in the third quarter 2008 due to an improving gaming market.  Amusement sales decreased by 26% to $634,000 in the third quarter 2009 from $860,000 in the third quarter 2008 primarily due to lower replacement market sales.  As a result, gaming sales accounted for 95% of total sales and amusement sales accounted for 5% of total sales in the third quarter 2009 compared to 92% and 8% respectively in the same quarter 2008.

Gross margin for the third quarter 2009 increased $705,000 to $2,391,000 or 17.8% of sales compared to $1,686,000 or 14.9% in the third quarter 2008 for a 2.8 point increase in margin percentage.  The $2.4 million sales increase increased the gross margin by $323,000, while the increase in margin percentage increased the gross margin by $382,000.  The margin improvement was due to significantly higher parts margin and higher display margins due to a higher percentage being produced in China and improved design and purchasing.  The company is concentrating on new parts lines with improved margin and introducing new lower cost video display products for all markets.

Operating expense increased by $287,000 in the third quarter 2009 compared to the same quarter 2008.  Nevertheless, operating expenses decreased to 15.4% of sales in the quarter from 15.8% of sales in the same quarter last year as the sales increase offset the higher operating expense. The operating expense increases were due to a $234,000 increase in compensation and benefit expense due to increase accruals, a $110,000 increase in commission expenses and a $17,000 increase in occupancy expenses partially offset by a $74,000 decrease in other primarily lower sample expense.  The Company continues to control its headcount and to place emphasis on operating expense control.

Operating income increased to $319,000 in the third quarter 2009 compared to a $99,000 loss in the third quarter 2008 due to higher sales and margin partially offset by higher operating expense.

Interest expense was $55,000 in the third quarter 2009 compared to $88,000 in the third quarter 2008 due to lower average debt balances and lower interest rates.  Other expense was zero in the third quarter 2009 compared to $(3,000) credit in the third quarter 2008.

Income tax expense was $(2,000) credit in the third quarter 2009 compared to zero in the third quarter 2008.  The Company has available a net operating loss carry forward and credits of approximately $6.1 million as of December 31, 2008.

Net income was $266,000 in the third quarter 2009 compared to $(184,000) loss in the third quarter 2008.  For the third quarter 2009 basic and diluted earnings per share was $0.03 compared to basic and diluted earnings per share of $(0.02) in the third quarter 2008.

Nine Months Ended September 30, 2009 & 2008

For the nine months ended September 30, 2009, net sales decreased by 3% to $39,426,000 from $40,724,000 the nine months 2008.  Even though video display unit volume increased 1%, video display sales decreased by 5% or $1.8 million as the average video display average selling price declined by 6%.  Parts sales increased $0.9 million and used games sales decreased $0.4 million in the nine months 2009 compared to the same period 2008.  Gaming sales for the nine months 2009 increased by 1% to $36,669,000 from $36,187,000 in the nine months 2008 despite difficult gaming market.  Amusement sales decreased by 39% to $2,758,000 in the nine months 2009 from $4,537,000 in the nine months 2008 primarily due to lower replacement market sales.  As a result, gaming sales accounted for 93% of total sales and amusement sales accounted for 7% of total sales the nine months 2009 compared to 89% and 11% respectively in the same period 2008.

Gross margin for the nine months 2009 increased $616,000 to $7,076,000 or 18.0% of sales compared to $6,459,000 or 15.9% in the nine months 2008 for a 2.1 point increase in margin percentage.  The $1.3 million sales decline reduced the gross margin by $206,000 while the increase in margin percentage increased the gross margin by $822,000.  The margin improvement was due to significantly higher parts margin and some improvement in display margins due to a higher percentage being produced in China and improved design and purchasing.  The company is concentrating on new parts lines with improved margin and introducing new lower cost video display product for class III gaming, class II gaming and amusement markets.

Operating expense decreased by $96,000 in the nine months 2009 compared to the same period 2008.  Due to the $1.3 million sales decline, operating expenses increased to 14.9% of sales in the nine months from 14.6% of sales in the same period last year. The operating expense reductions were due to a $62,000 decline in commission expenses, a $42,000 decline in IT depreciation expense and a $110,000 decline in other partially offset by a $68,000 increase in compensation and benefit expense and a $50,000 increase in occupancy expense.  The Company continues to place emphasis on operating expense control.

Operating income increased $712,000 to $1,207,000 in the nine months 2009 compared to $495,000 in the nine months 2008 even on $1.3 million lower sales primarily due to higher margins.

Interest expense was $171,000 in the nine months 2009 compared to $288,000 in the nine months 2008 due to lower average debt balances and lower interest rates.  Investment in joint venture was zero in the nine months 2009 compared to a $3,000 credit in the same period 2008.  Other expense was $166,000 in the nine months 2009 compared to zero in the nine months 2008 due to state tax audit expenses.

Income tax expense was $17,000 in the nine months 2009 compared to $25,000 in the nine months 2008.  The Company has available a net operating loss carry forward and credits of approximately $6.1 million as of December 31, 2008.

Net income was $853,000 in the nine months 2009 compared to $185,000 in the nine months 2008.  For the nine months 2009 basic and diluted earnings per share was $0.08 compared to basic and diluted earnings per share of $0.02 in the nine months 2008.

Liquidity & Capital Resources

Cash provided by operating activities during the third quarter ended September 30, 2009 was $1,593,000.

Earnings plus non cash adjustments were $340,000.  Accounts receivable decreased by $1,160,000 in the third quarter to $6,131,000 on September 30, 2009 due to the lower sales level compared to the second quarter 2009.  In addition, accounts receivable days outstanding decreased to 42 days on September 30, 2009 from 46 days on June 30, 2009.  Inventory decreased by $2,364,000 to $8,676,000 on September 30, 2009 compared to $11,040,000 on June 30, 2009.  The primary cause of the inventory reduction was the Company’s largest customer shifting from vendor managed inventory to invoice upon receipt.  As a result, days cost of sales in inventory decreased to 72 days on September 30, 2009 from 85 days on June 30, 2009.  Prepaid expenses increased by $466,000 in the third quarter due to higher LCD purchases.  Due to subcontractors decreased more than due from subcontractors by $1,908,000 in the third quarter due to paying our subcontractors earlier than normal and lower production later in the quarter.  Even though accounts payable days outstanding increased to 26 days on September 30, 2009 from 24 days at June 30, 2009, accounts payable decreased by $116,000 due to lower production later in the quarter.  Accrued expenses increased by $219,000 in the third quarter.

During the third quarter 2009, cash provided by investing activities was zero.  Cash used by investing activities was $21,000 primarily for IT hardware and software.

Long-term notes payable decreased to $1,483,000 on September 30, 2009 from $3,214,000 on June 30, 2009 resulting in $1,731,000 of cash used for financing activities. Proceeds from options exercised were zero during the third quarter 2009.

Cash decreased $159,000 from June 30, 2009 to $151,000 as of September 30, 2009.

Cash provided by operating activities during the nine months ended September 30, 2009 was $3,723,000.

Earnings plus non cash adjustments were $1,080,000.  Accounts receivable decreased by $122,000 in the nine months to $6,131,000 on September 30, 2009 even though sales were slightly higher in the third quarter 2009 compared to the fourth quarter 2008 as accounts receivable days outstanding decreased to 42 days on September 30, 2009 from 44 days on December 31, 2008.  Inventory decreased $3,110,000 to $8,676,000 on September 30, 2009 compared to $11,786,000 on December 31, 2008 due to the Company’s largest customer shifting from vendor managed inventory to invoice upon receipt and continued emphasis on inventory control.  Days cost of sales in inventory decreased to 72 days on September 30, 2009 from 96 days on December 31, 2008.  Prepaid expenses decreased by $121,000 in the nine months 2009.  Due to subcontractors increased more than due from subcontractors by $470,000 in the nine months 2009 due to paying our subcontractors earlier than normal and lower production late in the quarter.  Accounts payable decreased by $553,000 in the nine months 2009 as accounts payable days outstanding declined to 26 days on September 30, 2009 compared to 31 days at December 31, 2008 due to our paying vendors slightly faster.  Accrued expenses increased by $555,000 in the nine months 2009.

During the nine months 2009, cash provided by investing activities was zero.  Cash used by investing activities was $54,000 net of asset disposals primarily for IT hardware and software.

Long-term notes payable decreased to $1,483,000 on September 30, 2009 from $5,185,000 on December 31, 2008 resulting in $3,702,000 of cash used for financing activities.  Proceeds from options exercised were zero during the nine months 2009.

Cash decreased $33,000 from December 31, 2008 to $151,000 as of September 30, 2009.

On September 15, 2009, the Company signed an amendment to extend the term of the credit agreement with Wells Fargo Bank to August 21, 2013.  The amended credit agreement is a $12 million revolving credit facility. The amended credit facility has an interest rate of three month LIBOR plus 500 basis points.  The credit facility has several financial covenants including a minimum book net worth, minimum net earnings, maximum capital expenditures and maximum compensation increases.  The financial covenants, which remained the same, now include a provision that any future write off of goodwill will be an add back to the net worth and earnings covenants.  The Company is in compliance with all of its covenants at September 30, 2009.

Item 3. Quantitative & Qualitative Disclosures about Market Risk

There have been no material changes to the Company’s market risk during the nine months ended September 30, 2009. For additional information on market risk, refer to the “Quantitative and Qualitative Disclosures about Market Risk” section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

The Company is subject to certain market risks, mainly interest rate risk.  In August 2006, the Company entered into a four-year secured credit facility with Wells Fargo Bank.  In September 2009, the Company entered into a three-year extension of the credit facility.

As of September 30, 2009, the Company had total outstanding bank debt of $1.5 million at an average interest rate of 5.3%.  The loan is at three month Libor plus 5.00% with a minimum interest charge of $15,000 per month. All of the Company’s debt is subject to variable interest rates at this time. An adverse change in interest rates during the time that this debt is outstanding would cause an increase in the amount of interest paid. If the debt would exceed approximately $3 million, then a 100 basis point increase in interest rates would result in an annual increase of approximately $30,000 in additional interest expense recognized in the financial statements. The Company may make payments towards the loans at any time without penalty.  However, there is a minimum interest charge of $15,000 per month through August, 2010 which reduces to $10,000 per month through August, 2012.

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

Item 4. Controls & Procedures

The Company has established a Disclosure Committee, which is made up of the Company’s Chief Executive Officer, Chief Financial Officer and other members of management. The Disclosure Committee conducts an evaluation of the effectiveness of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) as of the end of the period covered by this report. While the Company has limited resources and cost constraints due to its size, based on the evaluation required by Rule 13a-15(b), the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this quarterly report has been made known to them. As of September 30, 2009, there have been no known significant changes in internal controls or in other factors that could significantly affect these controls.

New Accounting Pronouncements

In June 2009, the FASB issued FASB ASC 105, Generally Accepted Accounting Principles, which establishes the FASB Accounting Standards Codification as the sole source of authoritative generally accepted accounting principles. Pursuant to the provisions of FASB ASC 105, the Company has updated references to GAAP in its financial statements issued for the period ended September 30, 2009. The adoption of FASB ASC 105 did not impact the Company’s financial position or results of operations.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

In May 2009, the Company was served with a complaint filed in the Supreme Court of New South Wales in Sydney, Australia by MVD Electronics PTY Limited (formerly Wells-Gardner Electronics Corporation PTY Limited).  The Company filed its defense regarding the Company’s termination of the Australian sales representation agreement on June 8, 2009.  In early July 2009, the Company received a request to agree to mediation.  On July 29, 2009 the Company amended its defense.  Mediation occurred in mid October and a settlement agreement between the parties was reached at the end of October 2009.  The settlement, which is confidential, was paid in early November 2009 and the amount was accrued in the Company’s September 30, 2009 financial statements.

Item 6. Exhibits & Reports on Form 8-K

(a). Exhibits:

Exhibit 10.14	-	Third Amendment to Credit and Security Agreement dated September 15, 2009.

Exhibit 31.1	-	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31.2	-	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32.1	-	Statement of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b). Press Releases:

The following press releases have been issued by the Company during the Company’s first seven months 2009, which are available on the Company’s website (www.wellsgardner.com) under its Investor Information section:

DATE:	TITLE

01/27/09	Wells-Gardner Announces the Granting of Its First LCD Patent

02/18/09	Wells-Gardner Reports Improved Fourth Quarter and Fiscal 2008 Earnings

03/31/09	Wells-Gardner Ships First Order of Flip Video Products

05/06/09	Wells-Gardner Reports First Quarter 2009 Earnings

07/14/09	Wells-Gardner Updates Expectations on 2nd Quarter 2009

08/04/09	Wells-Gardner Reports Second Quarter Earnings Increased by 185 Per Cent to $484,000 or $0.05 Per Share

08/11/09	Wells-Gardner Announces It Has Been Selected as One of Two Approved Suppliers of 22 Inch LCDs by Aristocrat

09/09/09	Wells-Gardner Announces It Has Developed the Only 3D Product With True 2D Capabilities

09/16/09	Wells-Gardner Announces Credit Agreement Extension With Wells Fargo to August 2013

10/23/09	Wells-Gardner Announces Investor Presentation at the Deutsche Bank 2009 Gaming Investment Forum at G2E

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WELLS-GARDNER ELECTRONICS CORPORATION

Date:	November 10, 2009	By:
James F. Brace
Executive Vice President,
Chief Financial Officer,
Treasurer & Corporate Secretary