Form 10-K
period 2009-12-31
WELLS GARDNER ELECTRONICS CORP
filed 2010-03-11
CIK 105608

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
Commission File Number 1-8250
WELLS-GARDNER ELECTRONICS CORPORATION
(Exact name of registrant as specified in its charter)

ILLINOIS (State or other jurisdiction of incorporation or organization)	36-1944630 (IRS Employer Identification Number)

9500 West 55th Street, Suite A
McCook, Illinois 60525-3605
(Address of principal executive offices)
Registrant’s telephone number, including area code: 708/290-2100
Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $1.00 par value	NYSE Amex
Title of each class	Name of each exchange on which registered

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a Smaller Reporting Company)	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the registrant’s voting stock held by non-affiliates of the registrant (assuming for the purposes hereof, that directors, executive officers and 10% or greater stockholders of the registrant are affiliates of the registrant), based upon the closing sale price of the registrant’s Common Stock on February 26, 2010 was approximately $25,933,000.

The number of shares of the registrant’s Common Stock outstanding as of February 26, 2010, was approximately 10,457,000.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Annual Report to Shareholders for the year ended December 31, 2009 are incorporated into Part II of this Report on Form 10-K and filed as Exhibit 13.0 hereto. Portions of the Registrant’s definitive Proxy Statement relating to the Registrant’s 2010 Annual Meeting of Stockholders to be filed hereafter are incorporated into Part III of this Report on Form 10-K.

As used in this Annual Report on Form 10-K, the terms “we,” “us,” “our” and “the Company” mean Wells-Gardner Electronics Corporation, an Illinois corporation, and its subsidiaries, unless the context indicates a different meaning, and the term “common stock” means our common stock, $1.00 par value per share.

PART I
Item 1. BUSINESS

OVERVIEW
Founded in 1925, Wells-Gardner Electronics Corporation®, an Illinois corporation (wellsgardner.com), is a global distributor and manufacturer of liquid crystal displays (LCDs), color video monitors and other related distribution products for a variety of markets including, but not limited to, gaming machine manufacturers, casinos, coin-operated video game manufacturers and other display integrators.  The Company has a subcontractor relationship with two different Taiwanese electronics companies to manufacture LCD video displays in China.  In addition, the Company owns American Gaming & Electronics, Inc. (“AGE”), a leading parts distributor, service center and a seller of refurbished gaming machines to the gaming markets. The Company has offices in Las Vegas, Nevada; Hammonton, New Jersey; Hialeah, Florida and McCook, Illinois.  With the acquisition of AG&E and the subcontract production relationships, the Company has transitioned from a coin-operated amusement supplier to a key supplier to the gaming industry.  Wells-Gardner’s common stock is publicly traded on the NYSE Amex exchange under the symbol WGA.

PRODUCTS
The Company’s primary business is the distribution, design, manufacture, assembly, service and marketing of electronic components which consist of LCD video color monitors, gaming supplies and components, and the integration of touch sensors to video monitors. These video products, gaming parts and services accounted for 100 percent of revenue in 2009, 2008, and 2007.

The Company offers a full line of video monitors, with LCD sizes ranging from 6.4” to 42” and CRT 13” and 27” sizes with horizontal scan frequencies from 15k Hz to 80kHz.  In addition to providing standardized products, the Company also customizes electrical and mechanical applications to meet specific customer requirements and integrates touch screen sensors to video displays to allow interaction with a computer program by touching a video screen. The Company also designs and sells LCD replacement kits to replace CRT monitors in existing games (primarily IGT) directly to casinos and sells used games to foreign casinos.

The Company sells into the following markets:
Market	2009	2008	2007
Gaming	93%	90%	83%
Amusement	7%	10%	17%
Totals	100%	100%	100%

MANUFACTURING AND ASSEMBLY
The Company’s production activities consist primarily of circuit designs, assembling finished units (and to a limited extent subassemblies), aligning, testing and integrating touch sensors at its outsourced operations in China and in its McCook, Illinois plant.  The Company manufactures a limited range of subassemblies and relies on outside sources for the majority of its required components. A limited number of sources are available for such electronic components and the other raw materials. In 2009, the Company had two sources supplying the Company with almost all of the LCD chassis subassemblies. Chassis subassemblies are contracted offshore, based on custom designs and setup specifications developed by the Company.  The Company has three major sources of LCD panels, two major sources of its touch sensors and controllers, and one major source for its inverters.  As the Company believes is characteristic of other manufacturers in its industry, it has been confronted with long lead times and cost pressures.  Due to some of these extended lead times, the Company carries additional inventory of certain critical supply components.

The Company closed and liquidated its Malaysian joint venture partner (Wells East Asia Displays -WEA) in 2007.  The entire investment in WEA has been repatriated as of December 31, 2009.   In 2007, the Company recorded liquidation expense of $194,000 which was more than offset by a currency gain on the equity in the joint venture of $153,000 and current earnings of the joint venture of $64,000 for net income of $24,000 from the joint venture.  In 2009 and 2008, the Company recorded a currency gain of $1,200 and $2,500 from the joint venture liquidation assets.  In 2009, 2008 and 2007, respectively, the Company also received dividends of $9,000, $123,000 and $1,277,000 from WEA.  The Company produced its last CRT product at a subcontractor in China in November, 2009.

MARKETING AND SALES

The Company sells products throughout the world. A portion of the Company’s products is sold through James Industries, Inc. under a Letter Agreement.  An earlier James Industries Sales Representation Agreement was terminated on November 29, 2007 and the Company ceased paying commissions on sales represented by the earlier Agreement on August 24, 2008.  The Company maintains its own internal sales staff primarily for sales of products not covered under the Letter Agreement and for repair and service of its products.

The Company’s business is generally not seasonal, although the Company closes its McCook production facility for two weeks in July and one week in December.  The Company’s subcontractors in China close for about 10 days at Chinese New Year and several days each for May Day and Golden Week each year.

The Company believes it has no unique or unusual practices or policies relating to working capital items and believes its practices are consistent with other comparable companies in its served markets. The Company currently believes that its financial requirements during the foreseeable future can be met with funds generated from operating activities and from its credit facility. The Company’s current credit facility expires August 21, 2013.

The Company has several major competitors based in Asia (Korea and Taiwan) and the United States. Competition is based upon price, product performance, service and warranty.  In 2009 the Company experienced significant competition based upon price, but it was able to reduce costs more than it reduced average selling prices, which resulted in higher margins compared to 2008. The Company believes that it is one of the two largest companies in the gaming and amusement video display market and there are approximately ten total competitors.

The Company’s largest customer, Aristocrat, accounted for 35%, 40%, and 35% of total revenues in 2009, 2008, and 2007, respectively, and 45%, 36%, and 37% of total accounts receivable in 2009, 2008, and 2007, respectively.  The second largest customer accounted for 15% of total revenue in 2009 and 21% of total accounts receivable in 2009.  The next largest customer accounted for 10% of total revenues in 2009 and 7% of total accounts receivable in 2009.  No other customers accounted for more than 10% of sales in 2009, 2008, and 2007, respectively.

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

During 2009, the Company spent approximately $1,344,000 for product engineering, research and development costs, compared to $1,425,000 in 2008 and $1,487,000 in 2007. The Company does not license any patents and it has eight US patent applications and nine foreign patent applications submitted with seventeen patents pending with two issued, nine software copyrights submitted with nine software copyrights issued, and three trademarks submitted with three trademarks granted.

Compliance with federal, state and local provisions which have been enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, has had no material effect upon the capital expenditures, earnings and competitive position of the Company.

As of December 31, 2009, the Company employed a total of approximately 62 full time and 5 part-time employees at all its locations. The Company believes its relationship with its employees is satisfactory. Certain employees at the Company’s McCook, Illinois facility are covered under a collective bargaining agreement expiring on June 29, 2010.

The Company’s export sales accounted for total revenues of 27%, 24% and 26%, in 2009, 2008, and 2007, respectively, with the majority of these sales being shipped to Australia.

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

The Company may have to ramp up production in new technologies more rapidly than it is prepared to accomplish due to customer demand and experience very low margins as a result. Although this has not been a major problem for the Company during the last three years, 2009, 2008 and 2007, it could again become an issue in the future.

The loss or interruption of supply from our key suppliers could limit our ability to manufacture our products.

We purchase certain materials and components for our products from various suppliers, some of which are located outside of the U.S.  We are obtaining all our LCD chassis subassembly supply primarily from two sources.  Any loss or interruption of supply from our key suppliers may require us to find new suppliers. The number of suppliers for certain electronic components and raw materials is limited. We could experience production or development delays while we seek new suppliers and could have difficulty finding new suppliers, which would substantially impair our operating results and business.

Our growth could be impaired if we are not able to continue to develop and maintain the success of our Asian subcontract relationships.

Our Asian subcontract relationships for LCD video displays and chassis are an important part of our revenue and earnings plan. If we are unable to continue to successfully execute this strategy with our current LCD subcontractors, we may not be able to maintain our revenues and earnings as expected.

The loss of our significant customer Aristocrat would reduce our revenues and our profitability.

Our largest customer, Aristocrat Technologies Pty. Ltd., with whom we have an exclusive supply agreement for 19” LCDs through June, 2012, accounted for 35%, 40% and 35% of total revenues in 2009, 2008, and 2007, respectively, and 45%, 36%, and 37% of total accounts receivable in 2009, 2008, and 2007, respectively. A loss of this contract or customer would significantly reduce our revenues and profitability.

The goodwill of our American Gaming & Electronics acquisition in 2000 could become impaired.

The Company is required to measure the potential impairment of the goodwill related to our 2000 acquisition of American Gaming & Electronics per FASB ASC 350-20, Goodwill Subsequent Measurement, at least annually.  The goodwill amount on our balance sheet at December 31, 2009 and 2008 is $1,329,000.  The measurement of the American Gaming & Electronics reporting unit Fair Value requires certain management assumptions regarding future sales, gross margins, operating expense, effective tax rates, and net working capital requirements.  The 2009 year end analysis assumed that AGE was going to become a distributor in the Illinois Video Lottery terminal market in addition to its usual replacement kit, parts, service and used game distribution activities.  The analysis also requires the Company to determine appropriate discount rates for the next five years, the perpetuity growth and discount rate, and the perpetuity tax rate.  To the extent that the indicated Fair Value of a reporting unit is greater than its carrying value, then there is no indicated impairment.  Conversely, in the event that the carrying value of reporting unit exceeds it indicated Fair Value then some level of goodwill impairment has potentially occurred and additional analysis is necessary to quantify the level of impairment (i.e. Step II), if any.  The Company passed the step I test at December 31, 2009 and 2008; therefore there was no impairment.  However, there is no certainty in future periods that the Fair Value of the American Gaming & Electronics reporting unit will exceed its carrying value, particularly due to the recent volatility in the used game market and current general economic conditions.

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

The manufacture and distribution of parts for gaming machines are subject to extensive federal, state, local and foreign regulations, and the governments of the various gaming jurisdictions amend these regulations from time to time. Virtually all of these jurisdictions require licenses, permits, documentation of qualification, including evidence of financial stability, and other forms of approval for manufacturers and distributors of gaming machines and for their key personnel. The revocation or denial of a license in a particular jurisdiction could adversely affect our ability to obtain or maintain licenses in other jurisdictions. Also, there is always the potential that laws and regulations could be changed or repealed, even after their adoption. These changes could affect our business and results of operations.

The loss of our bank line would severely limit our ability to fund operations.

Our current bank line expires August 21, 2013 and requires the Company to maintain certain financial covenants. The Company fully intends to maintain compliance with the covenants under its bank line and expects it will be able to do so. If unsuccessful, the Company would be severely limited in its ability to fund operations.

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Because we want to provide you with more meaningful and useful information, this Annual Report includes forward-looking statements that reflect our current expectations and projections about our future results, performance, prospects and opportunities. You can find many of these statements by looking for words such as “may,” “will,” “expect,” “anticipate,” “believe,” “intend,” “estimate” and similar expressions. These forward-looking statements are based on information currently available to us and are subject to a number of risks, uncertainties and other factors that could cause our actual results, performance, prospects or opportunities in 2010 and beyond to differ materially from those expressed in, or implied by, these forward-looking statements. These risks, uncertainties and other factors include but are not limited to the factors described under the heading “Risk Factors” above. We caution you not to place undue reliance on any forward-looking statements. Except as otherwise required by federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, changed circumstances or any other reason after the date of this Annual Report.

Item 2. PROPERTIES

The Company’s current manufacturing and corporate headquarters is located at 9500 West 55th Street, Suite A, McCook, Illinois 60525. The Company’s leased McCook facility has approximately 104,000 square feet of floor space. Approximately 40,000 of the 104,000 square feet of the plant are dedicated to production and service and approximately 43,000 of the 104,000 square feet are devoted to warehousing. Offices for engineering, sales and administration are also located at that facility. The plant is in good condition, is well maintained, and currently has over 80% excess production capacity as the Company currently runs at 15% capacity on one shift and could run multiple shifts. The Company plans to reduce its production area to approximately 20,000 square feet and increase its warehousing space to 63,000 square feet in support of the new Illinois Video Lottery Terminal business for the second half of 2010.  The Company also has other smaller leased facilities to support the operations of AGE in Nevada, New Jersey and Florida.

Item 3. LEGAL PROCEEDINGS

As the Company sells its products and services to a broad customer base, from time to time it may be named in legal proceedings. The Company aggressively reviews all claims on a timely basis and in the opinion of management, any currently pending legal claims against the Company have no basis and no loss contingency reserves have been established.  The Company terminated its then foreign sales representative in December, 2008.  A wrongful termination suit was filed by the sales representative.  The Company settled this lawsuit in October, 2009 and paid the settlement amount in November, 2009.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company’s shareholders during the fourth quarter of 2009.

PART II

Item  5. MARKET FOR THE REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDERS MATTERS
(a) Not applicable.
(b) Not applicable
(c) Not applicable

Item 6. SELECTED FINANCIAL DATA

The information required by this Item is set forth in Exhibit 13.0 hereto, the Company’s Annual Report to Shareholders for the year ended December 31, 2009, under the caption “Selected Financial Data,” which information is incorporated herein by reference.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information required by this Item is set forth in Exhibit 13.0 hereto, the Company’s Annual Report to Shareholders for the year ended December 31, 2009, under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operation” section, which information is incorporated herein by reference.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by this Item is set forth in Exhibit 13.0 hereto, the Company’s Annual Report to Shareholders for the year ended December 31, 2009, under the caption “Market and Credit Risks” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section, which information is incorporated herein by reference.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial statements together with the notes thereto are set forth in Exhibit 13.0 hereto, the Company’s Annual Report to Shareholders for the year ended December 31, 2009, which information is incorporated herein by reference:

-	Consolidated Balance Sheets as of December 31, 2009 and 2008
-	Consolidated Statements of Operations for years ended December 31, 2009, 2008, and 2007
-	Consolidated Statements of Shareholders’ Equity for years ended December 31, 2009, 2008, and 2007
-	Consolidated Statements of Cash Flows for years ended December 31, 2009, 2008, and 2007
-	Notes to the Consolidated Financial Statements
-	Independent Auditors’ Reports

Quarterly financial data for the four quarters ended December 31, 2009 and 2008 are set forth in Exhibit 13.0 hereto in Note 13 of “Notes to the Consolidated Financial Statements” as part of the Company’s Annual Report to Shareholders for the year ended December 31, 2009, which information is incorporated herein by reference.

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

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal year ending December 31, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management, with the participation of the Chief Executive and Chief Financial Officers, evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009. In making this assessment, management used the criteria set forth by the committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. Based on this evaluation, management, with the participation of the Chief Executive and Chief Financial Officers, concluded that, as of December 31, 2009, the Company’s internal control over financial reporting was effective.

Item 9B. OTHER INFORMATION

None

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this Item is incorporated by reference under the captions “Election of Directors”, “Executive Officers”, “Section 16(a) Beneficial Ownership Reporting Compliance”, “Committees of the Board of Directors”, "Audit Committee" and “Notice of Business to be Conducted at a Special or Annual Meeting” in the Company’s definitive proxy statement related to its 2010 Annual Meeting of Shareholders.

The Company maintains a Code of Business Conduct & Ethics governing the behavior of the Company’s employees, including its Executive and Corporate Officers, which is available for review on the Company’s website (www.wellsgardner.com) under its Investor Relations Corporate Governance section.

Item 11. EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference under the captions “2009 Summary Compensation Table,  “2009 Outstanding Equity Awards at Fiscal Year-End Table”, and “2009 Director Compensation Table” in the Company’s definitive proxy statement related to its 2010 Annual Meeting.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated by reference under the caption “Securities Beneficially Owned by Principal Shareholders and Management” in the Company’s definitive proxy statement related to its 2010 Annual Meeting and in Exhibit 13.0 hereto, Company’s 2009 Annual Report, in Note 5 of “Notes to the Consolidated Financial Statements.”
Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The Information required by this Item is incorporated by reference under the captions “Certain Transactions with Management” and “Committees of the Board of Directors” in the Company’s definitive proxy statement related to its 2010 Annual Meeting.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated by reference under the caption “Proposal for Ratification of Appointment of Independent Certified Public Accountants” in the Company’s definitive proxy statement related to its 2010 Annual Meeting.

PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1) The following financial statements required by Part II, Item 8 of this annual report and are included in Exhibit 13.0 hereto:

-	Consolidated Balance Sheets as of December 31, 2009 and 2008

-	Consolidated Statements of Operations for years ended December 31, 2009, 2008, and 2007

-	Consolidated Statements of Shareholders’ Equity for years ended December 31, 2009, 2008, and 2007

-	Consolidated Statements of Cash Flows for years ended December 31, 2009, 2008, and 2007

-	Notes to the Consolidated Financial Statements

-	Independent Auditors’ Reports

(3) (c) The following exhibits are incorporated by reference or filed herewith:

3.1	Articles of Incorporation of the Company, as amended, filed as Exhibit 3.1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 1994 and incorporated herein by reference.

3.2
By-Laws of the Company, as amended and restated and in force February 18, 2010, filed as Exhibit 3.2 of the Company’s Current Report on Form 8-K dated February 23, 2010 and incorporated herein by reference.

4.1	Form of Warrant filed as Exhibit 4.1 of the Company’s Current Report on Form 8-K dated September 23, 2004 and incorporated herein by reference.

4.2	Form of Warrant filed as Exhibit 4.2 of the Company’s Current Report on Form 8-K dated September 23, 2004 and incorporated herein by reference.

10.1
Employment Agreement dated February 29, 1996 between the Company and Anthony Spier, as amended, filed as Exhibit 10.1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 1995 and incorporated herein by reference.

10.2
First, Second, Third and Fourth Amendment to the Employment Agreement between the Company and Anthony Spier filed as Exhibit 10.15 of the Company's Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference.

10.3
Fifth Amendment to the Employment Agreement between the Company and Anthony Spier filed as Exhibit 10.3 of  the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 and incorporated herein by reference.

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

10.7
Acquisition of Certain Assets of American Gaming and Electronics dated January 12, 2000, filed as Exhibits 2.1, 2.2 and 2.3 to the Company’s Current Report on Form 8-K, dated January 27, 2000 and incorporated herein by reference.

10.8	Executive Stock Award Plan, filed as Exhibits 4.1 and 4.2 of the Company’s Form S-8, dated May 12, 2000 and incorporated herein by reference.

10.9
Agreement dated July 3, 2006, between the Company and Local 1031, I.B.E.W., AFL-CIO filed as Exhibit 10.9 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 and incorporated herein by reference.

10.10
Agreement dated July 2, 2009 between the Company and Local 1031, I.B.E.W., AFL-CIO filed as Exhibit 10.13 of the Company's 10-Q for the quarter ended June 30, 2009 and incorporated herein by reference.

10.11
Securities Purchase Agreement dated as of September 20, 2004 by and among the Company and the purchasers identified on the signature page thereto filed as Exhibit 10.1 of the Company’s Current Report on Form 8-K dated September 23, 2004 and incorporated herein by reference.

10.12
Credit and Security Agreement with Wells-Fargo Bank, National Association, dated August 21, 2006 filed as Exhibit 10.1 to the Company’s Form 8K/A dated August 25, 2006 and incorporated herein by reference.

10.13
Third Amendment to Credit and Security Agreement with Wells-Fargo Bank, National Association, dated September 15, 2009 filed as Exhibit 10.14 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 and incorporated herein by reference.

10.14
Audited financial statements of the Company’s joint venture, Wells-Eastern Asia Displays (m) Sdn. Bhd. for the year ended October 5, 2007 filed as Exhibit 10.12 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 and incorporated herein by reference.

10.15
Employment Agreement dated as of May 13, 2008 between the Company and James F. Brace, filed as Exhibit 10.13 of the Company's Current Report on Form 8-K dated May 14, 2009 and incorporated herein by reference.

13.0	Company’s Annual Report to Shareholders for the year ended December 31, 2009.
14.0	Wells-Gardner Code of Business Conduct and Ethics filed as Exhibit 14.0 of the Company's Annual Report on Form 10-K for the year ended December 31, 2008 and incorporated herein by reference.
23.0	Consent of Blackman Kallick LLP.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Statement of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

PRESS RELEASES

The following press releases have been issued during the Company's fiscal year ended December 31, 2009, which are available for review on the Company's website (www.wellsgardner.com) under its Investor Information section:

DATE	TITLE

01/27/09	Wells-Gardner Announces The Granting of Its First LCD Patent

02/09/09	Wells-Gardner Announces Delay of its Fourth Quarter Conference Call

02/18/09	Wells-Gardner Reports Improved Fourth Quarter and Fiscal 2008 Earnings

03/31/09	Wells-Gardner Ships First Order of Flip Video Products

04/30/09	Wells-Gardner Electronics to Report First Quarter 2009 Results and Host Conference Call and Webcast

05/06/09	Wells-Gardner Reports First Quarter 2009 Earnings

07/14/09	Wells-Gardner Updates Expectations on 2nd Quarter 2009

08/04/09	Wells-Gardner Reports Second Quarter Earnings Increased by 185 Per Cent to $484,000 or $0.05 Per Share

08/11/09	Wells-Gardner Announces It Has Been Selected as One of Two Approved Suppliers of 22 Inch LCDs by Aristocrat

09/09/09	Wells-Gardner Announces It Has Developed the Only 3D Product With True 2D Capabilities

09/16/09	Wells-Gardner Announces Credit Agreement Extension With Wells Fargo to August 2013

10/23/09	Wells-Gardner Announces Investor Presentation at the Deutsche Bank 2009 Gaming Investment Forum at G2E

11/10/09	Wells-Gardner Reports Third Quarter Earnings Increased by $450,000

11/17/09	Wells-Gardner Reports Its Subsidiary American Gaming & Electronics Has Signed a Letter of Intent to Distribute SPIELO Terminals Into Illinois VLT Market

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WELLS-GARDNER ELECTRONICS CORPORATION

By:	/s/ ANTHONY SPIER	Chairman of the Board, President
	Anthony Spier	& Chief Executive Officer	March 10, 2010

	/s/ JAMES F. BRACE	Executive Vice President, Secretary, Treasurer
	James F. Brace	& Chief Financial Officer
		(Principal Accounting Officer)	March 10, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated.

/s/ ANTHONY SPIER	Chairman of the Board, President
Anthony Spier	& Chief Executive Officer	March 10, 2010

/s/ MERLE BANTA
Merle Banta	Director	March 10, 2010

/s/ MARSHALL L. BURMAN
Marshall L. Burman	Director	March 10, 2010

/s/ FRANK R. MARTIN
Frank R. Martin	Director	March 10, 2010

FINANCIAL SCHEDULE

Schedules not included with this additional financial data have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

SCHEDULE II

UNAUDITED VALUATION AND QUALIFYING ACCOUNTS (in $000’s)

	Year Ended December 31,
ALLOWANCE FOR DOUBTFUL ACCOUNTS	2009	2008	2007
Beginning balance	$160	$154	$253
Additions charged to expense	$101	$31	$79
Deductions	$(13)	$(25)	$(178)
Balance at end of year	$248	$160	$154

INVENTORY OBSOLESCENCE RESERVE:
Beginning balance	$2,734	$2,145	$1,935
Additions charged to expense	$970	$1,671	$549
Deductions	$(1,155)	$(1,082)	$(339)
Balance at end of year	$2,549	$2,734	$2,145

DEFERRED TAX ASSET VALUATION ALLOWANCE:
Beginning balance	$3,166	$3,361	$3,711
Additions charged (credited to) to expense	$(153)	$(195)	$(350)
Balance at end of year	$3,013	$3,166	$3,361
WARRANTY RESERVE:
Beginning balance	$183	$200	$206
Additions	$160	$334	$336
Payments	$(253)	$(351)	$(342)
Balance at end of year	$90	$183	$200