Form 10-Q
period 2010-03-31
WELLS GARDNER ELECTRONICS CORP
filed 2010-05-06
CIK 105608

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2010.
or
[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____________ to ____________

Commission File Number 1-8250

WELLS-GARDNER ELECTRONICS CORPORATION
(Exact name of registrant as specified in its charter)

Illinois	36-1944630
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

9500 West 55th Street, Suite A, McCook, Illinois	60525-3605
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

YES	☒	NO	☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES	☐	NO	☒

As of May 6, 2010 approximately 10,989,000 shares of the Common Stock, $1.00 par value of the registrant were outstanding.

WELLS-GARDNER ELECTRONICS CORPORATION

FORM 10-Q TABLE OF CONTENTS

For The Three Months Ended March 31, 2010

PART I – FINANCIAL INFORMATION

Item 1.
Financial Statements:

Condensed Consolidated Statements of Earnings (unaudited)
-	Three Months Ended March 31, 2010 & 2009

Condensed Consolidated Balance Sheets
-	March 31, 2010 & 2009 (unaudited) & December 31, 2009

Condensed Consolidated Statements of Cash Flows (unaudited)
-	Three Months Ended March 31, 2010 & 2009

Notes to the Unaudited Condensed Consolidated Financial Statements

Item 2.
Management's Discussion & Analysis of Financial Condition & Results of Operations

Item 3.
Quantitative & Qualitative Disclosures about Market Risk

Item 4.
Controls & Procedures

PART II - OTHER INFORMATION

Item 1.
Legal Proceedings

Item 1A.
Risk Factors

Item 6.
Exhibits

SIGNATURES

Item 1. Financial Statements

WELLS-GARDNER ELECTRONICS CORPORATION
Condensed Consolidated Statements of Earnings (unaudited)
Three Months Ended March 31, 2010 and 2009

	Three Months Ended March 31,
	2010	2009
Net sales	$11,576,000	$11,604,000
Cost of sales	9,434,000	9,521,000
Gross margin	2,142,000	2,083,000
Engineering, selling & administrative expenses	1,992,000	1,819,000
Operating Earnings	150,000	264,000
Interest expense	42,000	58,000
Other expense, net	0	93,000
Income Tax expense	3,000	10,000
Net Earnings	$105,000	$103,000

Earnings per share:
Basic earnings per share	$0.01	$0.01
Diluted earnings per share	$0.01	$0.01

Basic average common shares outstanding	10,964,692	10,925,579
Diluted average common shares outstanding	10,974,721	10,925,579

** See accompanying notes to the unaudited condensed consolidated financial statements.

WELLS-GARDNER ELECTRONICS CORPORATION
Condensed Consolidated Balance Sheets

	March 31,	March 31,	December 31,
	2010	2009	2009
	(unaudited)	(unaudited)
Assets:
Current assets
Cash	$408,000	$238,000	$131,000
Accounts receivable, net	7,250,000	6,115,000	7,148,000
Accounts receivable, subcontractor	7,047,000	4,363,000	6,167,000
Inventory	9,330,000	11,065,000	8,008,000
Other current assets	1,164,000	726,000	1,080,000
Total current assets	$25,199,000	$22,507,000	$22,534,000

Property, plant & equipment, net	274,000	441,000	265,000

Other assets:
Investment in joint venture	0	8,000	0
Deferred Tax Asset, net	177,000	55,000	177,000
Goodwill	1,329,000	1,329,000	1,329,000
Total other assets	1,506,000	1,392,000	1,506,000
Total assets	$26,979,000	$24,340,000	$24,305,000

Liabilities:
Current liabilities
Accounts payable	$1,744,000	1,458,000	$1,345,000
Accounts payable, subcontractor	5,372,000	3,367,000	4,327,000
Accrued expenses	982,000	1,211,000	1,293,000
Total current liabilities	$8,098,000	$6,036,000	$6,965,000

Long-term liabilities:
Note payable	3,576,000	4,199,000	2,178,000
Total liabilities	$11,674,000	$10,235,000	$9,143,000

Shareholders' Equity:
Common stock*: authorized 25,000,000 shares
$1.00 par value; shares issued and outstanding:
10,988,520 shares as of March 31, 2010
10,942,013 shares as of March 31, 2009
10,942,013 shares as of December 31, 2009	$10,989,000	10,421,000	$10,421,000
Additional paid-in capital	5,506,000	5,968,000	5,968,000
Accumulated deficit	(1,002,000)	(2,100,000)	(1,107,000)
Unearned compensation	(188,000)	(184,000)	(120,000)
Total shareholders' equity	15,305,000	14,105,000	15,162,000
Total liabilities & shareholders' equity	$26,979,000	$24,340,000	$24,305,000

See accompanying notes to the unaudited condensed consolidated financial statements
*Common Stock has been adjusted to reflect 5% stock dividend paid on 4/9/2010.

WELLS-GARDNER ELECTRONICS CORPORATION
Condensed Consolidated Statements of Cash Flows (unaudited)
Three Months Ended March 31, 2010

	Three Months Ended
	March 31,	March 31,
	2010	2009
Cash flows from operating activities:
Net earnings	$105,000	$103,000
Adjustments to reconcile net earnings to
net cash provided by operating activities:
Depreciation and amortization	34,000	34,000
Bad Debt Expense	4,000	31,000
Amortization of unearned compensation	18,000	20,000

Changes in current assets & liabilities
Accounts receivable	(106,000)	144,000
Inventory	(1,322,000)	721,000
Prepaid expenses & other	(84,000)	187,000
Accounts payable	399,000	(336,000)
Due to/from subcontractor	165,000	(7,000)
Accrued expenses	(311,000)	145,000
Net cash (used in) provided by operating activities	$(1,098,000)	$1,042,000

Cash (used in) investing activities:
(Additions) to plant & equipment	(43,000)	(2,000)
Net cash (used in) investing activities	$(43,000)	$(2,000)

Cash provided by (used in) financing activities:
Borrowings (Repayments) - note payable	1,398,000	(986,000)
Proceeds from shares issued, options exercised and purchase plan	20,000	0
Net cash provided by (used in) financing activities	$1,418,000	$(986,000)

Net increase in cash	277,000	54,000
Cash at beginning of period	131,000	184,000
Cash at end of period	$408,000	$238,000

Supplemental cash flow disclosure:
Interest paid	42,000	58,000
Taxes paid	3,000	10,000

**See accompanying notes to the unaudited condensed consolidated financial statements

WELLS-GARDNER ELECTRONICS CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements

1.           In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, which are necessary for a fair presentation of the financial position and results of operations for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (GAAP USA) have been condensed or omitted.  These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes included in the Company's 2009 Annual Report to Shareholders. The results of operations for the three months ended March 31, 2010 are not necessarily indicative of the operating results for the full year.

2.           On February 23, 2010, the Company declared a five percent (5%) stock dividend payable to all common stock shareholders of record on March 19, 2010.  The dividend was paid on April 9, 2010.  For all periods presented, the earnings per share have been retroactively restated to reflect the stock dividend.

3.           Basic earnings per share are based on the weighted average number of shares outstanding whereas diluted earnings per share include the dilutive effect of unexercised common stock equivalents. Potentially dilutive securities are excluded from diluted earnings per share calculations for periods with a net loss.   For all periods reported, the earnings per share have been retroactively restated to reflect the stock dividends issued in 2010.

4.            The Company maintains an Incentive Stock Option and Stock Award Plan under which officers and key employees may acquire up to a maximum of 1,954,674 common shares.  The Board of Directors approved an increase in the number of authorized shares for the plan from 300,000 to 600,000 on February 20, 2009 which was ratified by the shareholders on May 12, 2009.

Stock Options
The Company’s Stock Option Plan ended on December 31, 2008.  Options were granted through December 31, 2008 at an option price not less than fair market value on the date of grant and are exercisable not earlier than six months nor later than ten years from the date of grant. Options vest over two and three year periods. As of March 31, 2010, 6 persons held outstanding options and were eligible to participate in the plan. Such options expire on various dates through April 8, 2014.

Under the stock option plan, the exercise price of each option equals the market price of the Company’s stock on the date of grant. For purposes of calculating the compensation cost consistent with GAAP USA guidelines, the fair value of each grant is estimated on the date of grant using the Black-Scholes option-pricing model. The Company has not issued any Incentive Stock Options since 2004, except for adjustments to previous grants for the 5% stock dividend declared in subsequent years.   It is the Company’s policy to issue new stock certificates to satisfy stock option exercises.

The following table summarizes information about stock options outstanding for the three months ending March 31, 2010:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at beginning of year	50,878	$1.92
Granted	0	$0.00
Forfeited	(5,495)	$2.07
Exercised	(9,230)	$2.07
Outstanding, March 31, 2010	36,153	$1.85	2.6	$15,907
Exercisable, March 31, 2010	36,153	$1.85	2.6	$15,907

Restricted Shares
The employees will earn the restricted shares in exchange for services to be provided to the Company over a three year or five-year vesting period. All shares granted are governed by the Company’s Stock Award Plan, which was approved by shareholders in 2000. As of March 31, 2010, 154,760 restricted shares are outstanding on a dividend adjusted basis. Total unrecognized compensation cost related to unvested stock awards is approximately $188,000 and is expected to be recognized over a weighted average period of 2 years.

The following table summarizes information regarding Restricted Share activity for the three months ending March 31, 2010:

	Options	Weighted Average Grant Date Fair Value
Unvested at December 31, 2009	174,232	$1.62
Granted	37,800	$2.29
Vested	(67,272)	$1.97

Unvested March 31, 2010	154,760	$1.66

5.         Our inventory detail as of March 31, 2010, March 31, 2009 and December 31, 2009 was as follows:

	March 31,	March 31,	December 31,
(in $000's)	2010	2009	2009
	(unaudited)	(unaudited)
Inventory:
Raw materials	$3,616	$4,421	$3,112
Work in progress	0	82	0
In transit finished goods	1,515	991	1,116
Finished goods	4,199	5,571	3,780
Total	$9,330	$11,065	$8,008

6.           On September 15, 2009, the Company signed an amendment to extend the term of the credit agreement with Wells Fargo Bank to August 31, 2013.  The agreement is a $12 million revolving credit facility. The credit facility has an interest rate of three month LIBOR plus 5.00 percentage points, plus other fees including annual maintenance and exam fees with a minimum interest charge per month.  The credit facility has several financial covenants which remained the same including a minimum book net worth, minimum net earnings, maximum capital expenditures and maximum compensation increases.  Substantially all of the Company’s assets are securitized by the new credit facility.  The Company is in compliance with all of its covenants at March 31, 2010.

7.           An income tax valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company has historically provided a 100% valuation allowance on their net deferred tax benefits. The net change in the valuation allowance for the three months ended March 31, 2010 was a decrease of $34,000 to recognize the decrease in deferred tax assets during the first quarter.  The net deferred tax asset of $177,000 as of March 31, 2010 represents the Company’s belief that it is more likely than not that a profit will be generated through the end of 2010, which will allow the Company to use a portion of the current net operating loss carry forwards.  As of December 31, 2009, the Company has net operating loss carry forwards for Federal income tax purposes of approximately $4,843,000, which are available to offset future Federal taxable income, if any, through 2021. The Company also has alternative minimum tax credit carry forwards of approximately $74,000, which are available to reduce future Federal regular income taxes, if any, over an indefinite period. In addition, the Company has general business credit carry forwards of approximately $129,000, which are available to reduce future Federal regular income taxes, if any. These general business credits are scheduled to expire in 2012. No unrecognized tax benefits are set to expire in the next twelve months that may have an impact upon the Company’s effective tax rate.

The Company files tax returns in the U.S. federal jurisdiction and various state jurisdictions. The tax years 2006, 2007, 2008 and 2009 remain open to examinations. Our policy is to recognize interest and penalties related to uncertain tax positions in income tax expense. During the three months ended March 31, 2010, the Company did not recognize expense for interest or penalties related to income tax, and do not have any amounts accrued at March 31, 2010, as the Company does not believe it has taken any uncertain income tax positions.

8.           The Company recorded other expense of $0 and $93,000 for the three months ended March 31, 2010 and 2009; respectively.  This expense in 2009 was primarily due to sales tax, interest & penalties for prior years.

9.           The Company has evaluated subsequent events through May 7, 2010, the date the financial statements were issued, for the three months ended March 31, 2010.

Item 2. Management's Discussion & Analysis of Financial Condition & Results of Operations

Three Months Ended March 31, 2010 & 2009

For the first quarter ended March 31, 2010, net sales essentially were flat at $11,576,000 compared to $11,604,000 the first quarter 2009.  Overall video display unit volume increased almost 4,000 units or over 15%.  Video display average selling price declined over 10% year over year in the first quarter. The net of the video display volume increase and selling price decline resulted in a sales increase of $0.3 million.  Parts sales declined by $0.4 million and used games sales increased $0.1 million in the first quarter 2010 compared to the same quarter 2009.  Gaming sales for the first quarter 2010 increased by 3% to $10,798,000 from $10,469,000 in the first quarter 2009 due to unit volume increases in the gaming market.  Amusement sales decreased by 31% to $778,000 in the first quarter 2010 from $1,135,000 in the first quarter 2009 primarily due to lower industry game sales.  As a result, gaming sales accounted for 93% of total sales and amusement sales accounted for 7% of total sales in the first quarter 2010 compared to 90% and 10% respectively in the same quarter 2009.

Gross margin for the first quarter 2010 increased $59,000 to $2,142,000 or 18.5% of sales compared to $2,083,000 or 18.0% in the first quarter 2009 for a 0.5 point increase in margin percentage.  The $59,000 increase in margin was due to the margin percentage increase.  The margin improvement was due to a higher percentage being produced in China and improved board design costs.  The company is concentrating on new parts lines with improved margin and introducing new lower cost video display products for all markets.

Operating expense increased by $173,000 in the first quarter 2010 compared to the same quarter 2009.  Operating expenses increased to 17.2% of sales in the quarter from 15.7% of sales in the same quarter last year.  Operating expenses increased $124,000 to support the new video lottery business.  The remaining $49,000 increase in operating expenses was primarily due to legal and other professional fees.  The Company continues to control its headcount and to place emphasis on operating expense control.

Operating income decreased to $150,000 in the first quarter 2010 compared to $264,000 in the first quarter 2009 primarily due to higher operating expenses associated with the Company’s entry into the Illinois video lottery terminal business.

Interest expense was $42,000 in the first quarter 2010 compared to $58,000 in the first quarter 2009 due to lower average debt balances.  Other expense was zero in the first quarter 2010 compared to $93,000 in the first quarter 2009 due to state tax audit settlement expenses in the prior year quarter.

Income tax expense was $3,000 in the first quarter 2010 compared to $10,000 in the first quarter 2009.  The Company has available a federal net operating loss carry forward and credits of approximately $5.0 million as of December 31, 2009.

Net income was $105,000 in the first quarter 2010 compared to $103,000 in the first quarter 2009.  For the first quarter 2010 basic and diluted earnings per share was $0.01 compared to basic and diluted earnings per share of $0.01 in the first quarter 2009.

Outlook
2010 is expected to be a challenging year for the gaming industry and for Wells Gardner. Due to the delay in the start of VLT sales and lower average monitor selling prices on slightly higher unit volumes, the Company has lowered expected 2010 sales to be between $55 million and $60 million. The Company is anticipating VLT revenue will begin in the fourth quarter 2010, but it is important to note that the start of VLT sales is dependent on the actions by both the Illinois legislature and the Illinois Gaming Board. Two of our customers have indicated that they may order fewer units in the second half of the year, which we anticipate may be offset by increased unit sales to another major customer.  Management is cautiously optimistic as the Company has developed several new products including 3D products, inverted video products, and large size LCDs for the signage market that are expected to generate additional revenue.

Liquidity & Capital Resources

Cash used in operating activities during the first quarter ended March 31, 2010 was $1,098,000.

Earnings plus non cash adjustments were $161,000.  Accounts receivable increased by $106,000 in the first quarter to $7,250,000 on March 31, 2010 due to longer credit terms extended to one customer in exchange for lower inventory carrying requirements.  Accounts receivable days outstanding increased to 57 days on March 31, 2010 from 50 days on December 31, 2009.  Inventory increased by $1,322,000 to $9,330,000 on March 31, 2010 compared to $8,008,000 on December 31, 2009.  The primary cause of the inventory increase was slower sales for three customers in the first quarter than originally planned.  As a result, days cost of sales in inventory increased to 88 days on March 31, 2010 from 66 days on December 31, 2009.  Prepaid expenses increased by $84,000 in the first quarter primarily due to higher LCD purchases for our subcontractors.  Due to subcontractors increased more than due from subcontractors by $165,000 in the first quarter due slightly higher production later in the quarter.  Accounts payable days outstanding increased to 35 days on March 31, 2010 from 27 days at December 31, 2009, resulting in accounts payable increase of $399,000 for the quarter.  Accrued expenses decreased by $311,000 in the first quarter.

During the first quarter 2009, cash provided by investing activities was zero.  Cash used by investing activities was $43,000 primarily for the purchase of video lottery terminal display units.

Long-term notes payable increased by $1,398,000 to $3,576,000 on March 31, 2010 from $2,178,000 on December, 2009.  Proceeds from options exercised were $20,000 during the first quarter 2010.  These resulted in $1,418,000 of cash provided by financing activities.

Cash increased $277,000 from December 31, 2009 to $408,000 as of March 31, 2010.

On September 15, 2009, the Company signed an amendment to extend the term of the credit agreement with Wells Fargo Bank to August 21, 2013.  The amended credit agreement is a $12 million revolving credit facility. The amended credit facility has an interest rate of three month LIBOR plus 500 basis points.  The credit facility has several financial covenants including a minimum book net worth, minimum net earnings, maximum capital expenditures and maximum compensation increases.  The financial covenants, which remained the same, now include a provision that any future write off of goodwill will be an add back to the net worth and earnings covenants.  The Company is in compliance with all of its covenants at March 31, 2010.

Item 3. Quantitative & Qualitative Disclosures about Market Risk

There have been no material changes to the Company’s market risk during the three months ended March 31, 2010.  For additional information on market risk, refer to the “Quantitative and Qualitative Disclosures about Market Risk” section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

The Company is subject to certain market risks, mainly interest rate risk.  In August 2006, the Company entered into a four-year secured credit facility with Wells Fargo Bank.  In September 2009, the Company entered into a three-year extension of the credit facility.

As of March 31, 2010, the Company had total outstanding bank debt of $3.6 million at an average interest rate of 5.3%.  The loan is at three month Libor plus 5.00% with a minimum interest charge of $15,000 per month. All of the Company’s debt is subject to variable interest rates at this time. An adverse change in interest rates during the time that this debt is outstanding would cause an increase in the amount of interest paid. If the debt would exceed approximately $3 million, then a 100 basis point increase in interest rates would result in an annual increase of approximately $30,000 in additional interest expense recognized in the financial statements. The Company may make payments towards the loans at any time without penalty.  However, there is a minimum interest charge of $15,000 per month through August, 2011 which reduces to $10,000 per month through August, 2012.

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

Item 4. Controls & Procedures

The Company has established a Disclosure Committee, which is made up of the Company’s Chief Executive Officer, Chief Financial Officer and other members of management. The Disclosure Committee conducts an evaluation of the effectiveness of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) as of the end of the period covered by this report. While the Company has limited resources and cost constraints due to its size, based on the evaluation required by Rule 13a-15(b), the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this quarterly report has been made known to them. As of March 31, 2010, there have been no known significant changes in internal controls or in other factors that could significantly affect these controls.

New Accounting Pronouncements

NONE

Forward Looking Statements

Because the Company wants to provide shareholders and potential investors with more meaningful and useful information, this report may contain certain forward-looking statements (as such term is defined in the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended) that reflect the Company’s current expectations regarding the future results of operations, performance and achievements of the Company. Such forward-looking statements are subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. The Company has tried, wherever possible, to identify these forward-looking statements by using words such as “anticipate,” “believe,” “estimate,” “expect” and similar expressions. These statements reflect the Company’s current beliefs and are based on information currently available to it. Accordingly, these statements are subject to certain risks, uncertainties and assumptions which could cause the Company’s future results, performance or achievements to differ materially from those expressed in, or implied by, any of these statements, which are more fully described in our Securities and Exchange Commission Form 10-K filing. The Company undertakes no, and hereby disclaims any, obligation to release publicly the results of any revisions to any such forward-looking statements that may be made to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

In April, 2010, the Company sued a competitor for patent infringement of one of its granted patents.  The action is sufficiently recent that the Company cannot evaluate the likelihood of success in obtaining royalties from the patent.

Item 1A. Risk Factors

There have been no material changes to the description of the risk factors associated with the Company's business previously disclosed in Part I, Item 1 "Risk Factors" in the Company's Annual Report on Form 10-K for the year ended December 31, 2009. In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in the Company's Annual Report on Form 10-K as they could materially affect our business, financial condition and future results. The risks described in the Company's Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known, or that are currently deemed to be immaterial, also may materially and adversely affect the Company's business, financial condition or operating results.

Item 6. Exhibits

(a).	Exhibits:

	Exhibit 3.2	-	Amended and Restated Bylaws of Wells-Gardner Electronics Corporation, effective February 18, 2010, filed as Exhibit 3.2 to the Company's Current Report on Form 8-K dated February 24, 2010 and incorporated herein by reference.

	Exhibit 31.1	-	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	Exhibit 31.2	-	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	Exhibit 32.1	-	Statement of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b).	Press Releases:

The following press releases have been issued by the Company during the Company’s first three months 2010, which are available on the Company’s website (www.wellsgardner.com) under its Investor Information section:

DATE	TITLE

01/05/10	Wells-Gardner Appoints Management Team to Direct Illinois Video Lottery Terminal Business

01/20/10	Wells-Gardner Announces Sale of Its 25,000th LCD Replacement Kit

02/12/10	Wells-Gardner Reports Fiscal 2009 Earnings of $1.1 Million Compared to $204,000 in 2008

02/23/10	Wells-Gardner Announces Stock Dividend

03/02/10	Wells-Gardner Announces Investor Presentation at the Roth Capital Partners Growth Stock Conference in Laguna Niguel, California

04/19/10	Wells-Gardner Announces Appointment of David Silk to Be Senior Vice President of Business Development and Engineering

05/05/10	Wells-Gardner Reports First Quarter 2010 Earnings

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WELLS-GARDNER ELECTRONICS CORPORATION

Date:	May 6, 2010	By:
James F. Brace
Executive Vice President,
Chief Financial Officer,
Treasurer & Corporate Secretary