Form 10-Q
period 2010-06-30
WELLS GARDNER ELECTRONICS CORP
filed 2010-08-09
CIK 105608

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2010.
or
[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____________ to ____________

Commission File Number 1-8250

WELLS-GARDNER ELECTRONICS CORPORATION
(Exact name of registrant as specified in its charter)

Illinois	36-1944630
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

9500 West 55th Street, Suite A, McCook, Illinois	60525-3605
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of "large accelerated filer", "accelerated filer", and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ☐	NO ☒

As of August 6, 2010 approximately 10,985,000 shares of the Common Stock, $1.00 par value of the registrant were outstanding.

WELLS-GARDNER ELECTRONICS CORPORATION

FORM 10-Q TABLE OF CONTENTS

For The Six Months Ended June 30, 2010

PART I – FINANCIAL INFORMATION

Item 1.
Financial Statements:

Condensed Consolidated Statements of Earnings (unaudited)
-	Three Months and Six Months Ended June 30, 2010 & 2009

Condensed Consolidated Balance Sheets
-	June 30, 2010 & 2009 (unaudited) & December 31, 2009

Condensed Consolidated Statements of Cash Flows (unaudited)
-	Three Months and Six Months Ended June 30, 2010 & 2009

Notes to the Unaudited Condensed Consolidated Financial Statements

Item 2.
Management's Discussion & Analysis of Financial Condition & Results of Operations

Item 3.
Quantitative & Qualitative Disclosures about Market Risk

Item 4.
Controls & Procedures

PART II - OTHER INFORMATION

Item 1.
Legal Proceedings

Item 1A.
Risk Factors

Item 6.
Exhibits

SIGNATURES

Item 1. Financial Statements

WELLS-GARDNER ELECTRONICS CORPORATION
Condensed Consolidated Statements of Earnings (unaudited)
Three Months and Six Months Ended June 30, 2010 and 2009

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net sales	$15,388,000	$14,376,000	$26,964,000	$25,980,000
Cost of sales	12,568,000	11,775,000	22,002,000	21,296,000
Gross margin	2,820,000	2,601,000	4,962,000	4,684,000
Engineering, selling & administrative expenses	2,316,000	1,978,000	4,308,000	3,797,000
Operating Earnings	504,000	623,000	654,000	887,000
Interest expense	69,000	58,000	111,000	116,000
Other expense, net	-	73,000	-	166,000
Income Tax expense	(6,000)	8,000	(3,000)	18,000
Net Earnings	$441,000	$484,000	$546,000	$587,000

Earnings per share:
Basic earnings per share	$0.04	$0.04	$0.05	$0.05
Diluted earnings per share	$0.04	$0.04	$0.05	$0.05

Basic average common shares outstanding	10,992,767	10,942,013	10,978,729	10,933,706
Diluted average common shares outstanding	10,997,456	10,942,013	10,985,925	10,933,706

See accompanying notes to the unaudited condensed consolidated financial statements.

WELLS-GARDNER ELECTRONICS CORPORATION
Condensed Consolidated Balance Sheets

	June 30,	June 30,	December 31,
	2010	2009	2009
	(unaudited)	(unaudited)
Assets:
Current assets
Cash	$214,000	$310,000	$131,000
Accounts receivable, net	11,852,000	7,279,000	7,148,000
Accounts receivable, subcontractor	6,507,000	5,058,000	6,167,000
Inventory	8,513,000	11,040,000	8,008,000
Other current assets	663,000	568,000	1,080,000
Total current assets	$27,749,000	$24,255,000	$22,534,000

Property, plant & equipment, net	252,000	442,000	265,000

Other assets:
Investment in joint venture	0	8,000	0
Deferred Tax Asset, net	177,000	55,000	177,000
Goodwill	1,329,000	1,329,000	1,329,000
Total other assets	1,506,000	1,392,000	1,506,000
Total assets	$29,507,000	$26,089,000	$24,305,000

Liabilities:
Current liabilities
Accounts payable	$1,315,000	1,357,000	$1,345,000
Accounts payable, subcontractor	5,298,000	5,507,000	4,327,000
Accrued expenses	1,316,000	1,402,000	1,293,000
Total current liabilities	$7,929,000	$8,266,000	$6,965,000

Long-term liabilities:
Note payable	5,813,000	3,214,000	2,178,000
Total liabilities	$13,742,000	$11,480,000	$9,143,000

Shareholders' Equity:
Common stock*: authorized 25,000,000 shares
$1.00 par value; shares issued and outstanding:
10,984,793 shares as of June 30, 2010
10,942,013 shares as of June 30, 2009
10,942,013 shares as of December 31, 2009	$10,985,000	$10,421,000	$10,421,000
Additional paid-in capital	5,513,000	5,968,000	5,968,000
Accumulated deficit	(561,000)	(1,617,000)	(1,107,000)
Unearned compensation	(172,000)	(163,000)	(120,000)
Total shareholders' equity	15,765,000	14,609,000	15,162,000
Total liabilities & shareholders' equity	$29,507,000	$26,089,000	$24,305,000

See accompanying notes to the unaudited condensed consolidated financial statements
*Common Stock has been adjusted to reflect 5% stock dividend paid on 4/9/2010.

WELLS-GARDNER ELECTRONICS CORPORATION
Condensed Consolidated Statements of Cash Flows (unaudited)
Three Months and Six Months Ended June 30, 2010

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2010	2009	2010	2009
Cash flows from operating activities:
Net earnings	$441,000	$484,000	$546,000	$587,000
Adjustments to reconcile net earnings to
net cash (used in) provided by operating activities:
Depreciation and amortization	34,000	30,000	68,000	64,000
Bad Debt Expense	11,000	17,000	15,000	48,000
Amortization of unearned compensation	19,000	21,000	37,000	41,000
Changes in current assets & liabilities
Accounts receivable	(4,529,000)	(1,182,000)	(4,719,000)	(1,038,000)
Inventory	817,000	25,000	(505,000)	746,000
Prepaid expenses & other	501,000	158,000	417,000	345,000
Accounts payable	(429,000)	(101,000)	(30,000)	(437,000)
Due to/from subcontractor	466,000	1,445,000	631,000	1,438,000
Accrued expenses	250,000	191,000	23,000	336,000
Net cash (used in) provided by operating activities	$(2,419,000)	$1,088,000	$(3,517,000)	$2,130,000

Cash (used in) investing activities:
(Additions) to plant & equipment, net	(12,000)	(31,000)	(55,000)	(33,000)
Net cash (used in) investing activities	$(12,000)	$(31,000)	$(55,000)	$(33,000)

Cash provided by (used in) financing activities:
Borrowings (Repayments) - note payable	2,237,000	(985,000)	3,635,000	(1,971,000)
Proceeds from shares issued, options exercised andpurchase plan			20,000
Net cash provided by (used in) financing activities	$2,237,000	$(985,000)	$3,655,000	$(1,971,000)

Net increase in cash	(194,000)	72,000	83,000	126,000
Cash at beginning of period	408,000	238,000	131,000	184,000
Cash at end of period	$214,000	$310,000	$214,000	$310,000

Supplemental cash flow disclosure:
Interest paid	68,000	58,000	110,000	116,000
Taxes paid	(6,000)	8,000	(3,000)	18,000

See accompanying notes to the unaudited condensed consolidated financial statements

WELLS-GARDNER ELECTRONICS CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements

1.           In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, which are necessary for a fair presentation of the financial position and results of operations for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted.  These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes included in the Company's 2009 Annual Report to Shareholders. The results of operations for the six months ended June 30, 2010 are not necessarily indicative of the operating results for the full year.

2.           On February 23, 2010, the Company declared a five percent (5%) stock dividend payable to all common stock shareholders of record on March 19, 2010.  The dividend was paid on April 9, 2010.  For all periods presented, the earnings per share have been retroactively restated to reflect the stock dividend.

3.           Basic earnings per share are based on the weighted average number of shares outstanding whereas diluted earnings per share include the dilutive effect of unexercised common stock equivalents. Potentially dilutive securities are excluded from diluted earnings per share calculations for periods with a net loss.   For all periods reported, the earnings per share have been retroactively restated to reflect the stock dividend issued in 2010.

4.            The Company maintains an Incentive Stock Option and Stock Award Plan under which officers and key employees may acquire up to a maximum of 1,954,674 common shares.  The Board of Directors approved an increase in the number of authorized shares for the plan from 300,000 to 600,000 on February 20, 2009 which was ratified by the shareholders on May 12, 2009.

Stock Options
The Company’s Stock Option Plan ended on December 31, 2008.  Options were granted through December 31, 2008 at an option price not less than fair market value on the date of grant and are exercisable not earlier than six months nor later than ten years from the date of grant. Options vest over two and three year periods. As of June 30, 2010, six persons held outstanding options and were eligible to participate in the plan. Such options expire on various dates through April 8, 2014.

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

The following table summarizes information about stock options outstanding for the six months ending June 30, 2010:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at beginning of year	50,878	$1.92
Granted	0	$0.00
Forfeited	(5,495)	$2.07
Exercised	(9,230)	$2.07
Outstanding, June 30, 2010	36,153	$1.85	2.3	$362
Exercisable, June 30, 2010	36,153	$1.85	2.3	$362

Restricted Shares
The employees will earn the restricted shares in exchange for services to be provided to the Company over a three year or five-year vesting period. All shares granted are governed by the Company’s Stock Award Plan, which was approved by shareholders in 2000. As of June 30, 2010, 145,200 restricted shares are outstanding on a dividend adjusted basis. Total unrecognized compensation cost related to unvested stock awards is approximately $172,000 and is expected to be recognized over a weighted average period of 2 years.

The following table summarizes information regarding Restricted Share activity for the six months ending June 30, 2010:

	Options	Weighted Average Grant Date Fair Value
Unvested at December 31, 2009	174,232	$1.62
Granted	47,800	$2.20
Vested	(63,105)	$2.06
Forfeited	(13,727)	$1.63
Unvested June 30, 2010	145,200	$1.62

5.           Our inventory detail as of June 30, 2010, June 30, 2009 and December 31, 2009 was as follows:

	June 30,	June 30,	December 31,
(in $000's)	2010	2009	2009
	(unaudited)	(unaudited)
Inventory:
Raw materials	$3,550	$3,634	$3,112
Work in progress	0	0	0
In transit finished goods	1,036	991	1,116
Finished goods	3,927	5,162	3,780
Total	$8,513	$11,040	$8,008

6.           On September 15, 2009, the Company signed an amendment to extend the term of the credit agreement with Wells Fargo Bank to August 31, 2013.  The agreement is a $12 million revolving credit facility. The credit facility has an interest rate of three month LIBOR plus 5.00 points, plus other fees including annual maintenance and exam fees with a minimum interest charge per month, which currently is $15,000 per month.  The credit facility has several financial covenants which remained the same including a minimum book net worth, minimum net earnings, maximum capital expenditures and maximum compensation increases.  Substantially all of the Company’s assets are securitized by the new credit facility.  The Company is in compliance with all of its covenants at June 30, 2010.

7.           An income tax valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company has historically provided a 100% valuation allowance on their net deferred tax benefits. The net change in the valuation allowance for the six months ended June 30, 2010 was a decrease of $216,000 to recognize the decrease in deferred tax assets during the first six months. The net deferred tax asset of $177,000 as of June 30, 2010 represents the Company’s belief that it is more likely than not that a profit will be generated through the end of 2010, which will allow the Company to use a portion of the current net operating loss carry forwards.  As of December 31, 2009, the Company has net operating loss carry forwards for Federal income tax purposes of approximately $4,843,000, which are available to offset future Federal taxable income, if any, through 2021. The Company also has alternative minimum tax credit carry forwards of approximately $74,000, which are available to reduce future Federal regular income taxes, if any, over an indefinite period. In addition, the Company has general business credit carry forwards of approximately $129,000, which are available to reduce future Federal regular income taxes, if any. These general business credits are scheduled to expire in 2012. No unrecognized tax benefits are set to expire in the next twelve months that may have an impact upon the Company’s effective tax rate.

The Company files tax returns in the U.S. federal jurisdiction and various state jurisdictions. The tax years 2006, 2007, 2008 and 2009 remain open to examinations. Our policy is to recognize interest and penalties related to uncertain tax positions in income tax expense. During the six months ended June 30, 2010, the Company did not recognize expense for interest or penalties related to income tax, and do not have any amounts accrued at June 30, 2010 for this purpose, as the Company does not believe it has taken any uncertain income tax positions.

8.           The Company recorded other expense of $0 and $166,000 for the six months ended June 30, 2010 and 2009; respectively.  This expense in 2009 was primarily due to sales tax, interest & penalties for prior years.

9.           The Company has evaluated subsequent events through August 6, 2010, the date the financial statements were issued, for the six months ended June 30, 2010.

Item 2. Management's Discussion & Analysis of Financial Condition & Results of Operations

Three Months Ended June 30, 2010 & 2009

For the second quarter ended June 30, 2010, net sales increased 7 percent to $15,388,000 compared to $14,376,000 the second quarter 2009.  Overall video display unit volume increased over 8,500 units or over 30% year over year.  Video display average selling price declined 11% year over year in the second quarter.  The net of the video display volume increase and selling price decline resulted in a sales increase of $2.0 million.  Parts sales declined by $0.7 million in the OEM division and used games sales decreased $0.3 million in the second quarter 2010 compared to the same quarter 2009.  Gaming sales for the second quarter 2010 increased by 11% to $14,833,000 from $13,387,000 in the second quarter 2009 due to unit volume increases in the gaming market.  Amusement sales decreased by 44% to $555,000 in the second quarter 2010 from $989,000 in the second quarter 2009 primarily due to lower industry game sales.  As a result, gaming sales accounted for 96% of total sales and amusement sales accounted for 4% of total sales in the second quarter 2010 compared to 93% and 7% respectively in the same quarter 2009.

Gross margin for the second quarter 2010 increased $219,000 to $2,820,000 or 18.3% of sales compared to $2,601,000 or 18.1% in the second quarter 2009 for a 0.2 point increase in margin percentage.  Increased sales accounted for $185,000 increase in the gross margin and the 0.2% margin improvement accounted for $34,000 increase in the gross margin.  The margin improvement was due to higher unit volume and improved board design costs.  The company is concentrating on new parts lines with improved margin and introducing new lower cost video display products for all markets.

Operating expense increased by $338,000 in the second quarter 2010 compared to the same quarter 2009.  Operating expenses as a percent of sales increased to 15.1% in the quarter from 13.8% of sales in the same quarter last year.  Operating expenses increased $139,000 the second quarter this year compared to the same period the prior year to support the new video lottery business and $122,000 due to the engineering reorganization.  The remaining $77,000 increase in operating expenses was primarily due to legal fees and engineering sample and recruiting expenses.  The Company continues to control its headcount and to place emphasis on operating expense control.

Operating income decreased by $119,000 to $504,000 in the second quarter 2010 compared to $623,000 in the second quarter 2009 primarily due to higher operating expenses exceeding the improvement in gross margin.  Operating income would have improved by $261,000 had the Company not made the investments in the Illinois VLT market and the engineering reorganization.

Interest expense was $69,000 in the second quarter 2010 compared to $58,000 in the second quarter 2009 due to higher average debt balances.  Other expense was zero in the second quarter 2010 compared to $73,000 in the second quarter 2009 due to state tax audit settlement expenses in the prior year period.

Income tax expense was a $6,000 credit in the second quarter 2010 compared to $8,000 expense in the second quarter 2009.

Net income was $441,000 in the second quarter 2010 compared to $484,000 in the second quarter 2009.  For the second quarter 2010 basic and diluted earnings per share was $0.04 compared to basic and diluted earnings per share of $0.04 in the second quarter 2009.

Six Months Ended June 30, 2010 & 2009

For the six months ended June 30, 2010, net sales increased 4 percent to $26,964,000 compared to $25,980,000 for the six months ended June 30, 2009.  Overall video display unit volume increased over 12,000 units or almost 25% year over year.  Video display average selling price declined 11% year over year in the six months.  The net of the video display volume increase and selling price decline resulted in a sales increase of $2.3 million.  Parts sales declined by $1.1 million in the OEM division and used games sales decreased $0.2 million in the six months 2010 compared to the same period 2009.  Gaming sales for the six months 2010 increased by 7% to $25,631,000 from $23,856,000 in the six months 2009 due to unit volume increases in the gaming market.  Amusement sales decreased by 37% to $1,333,000 in the six months 2010 from $2,124,000 in the six months 2009 primarily due to lower industry game sales.  As a result, gaming sales accounted for 96% of total sales and amusement sales accounted for 4% of total sales in the six months 2010 compared to 95% and 5% respectively in the same period 2009.

Gross margin for the first six months 2010 increased $278,000 to $4,962,000 or 18.4% of sales compared to $4,684,000 or 18.0% in the first six months 2009 for a 0.4 point increase in margin percentage.  Increased sales accounted for a $178,000 increase in the gross margin and the 0.4% margin improvement accounted for $100,000 increase in the gross margin.  The margin improvement was due to higher unit volume and improved board design costs.  The Company is concentrating on new parts lines with improved margin and introducing new lower cost video display products for all markets.

Operating expense increased by $511,000 in the first six months 2010 compared to the same period 2009.  Operating expenses as a percent of sales increased to 16.0% in the six months 2010 from 14.6% of sales in the same period last year.  Operating expenses increased $240,000 to support the new video lottery business and $122,000 due to the engineering reorganization.  The remaining $149,000 increase in operating expenses was primarily due to legal fees and engineering sample and recruiting expenses. The Company continues to control its headcount and to place emphasis on operating expense control.

Operating income decreased by $234,000 to $654,000 in the first six months 2010 compared to $887,000 in the first six months 2009 primarily due to higher operating expenses exceeding the improvement in gross margin.  Operating income would have improved by $362,000 had the Company not made the investments in the Illinois VLT market and the engineering reorganization.

Interest expense was $111,000 in the six months 2010 compared to $116,000 in the six months 2009. Other expense was zero in the six months 2010 compared to $166,000 in the six months 2009 due to state tax audit settlement expenses in the prior year period.

Income tax expense was a $3,000 credit in the six months 2010 compared to $18,000 expense in the six months 2009.  The Company has available a federal net operating loss carry forward and credits of approximately $5.0 million as of December 31, 2009.

Net income was $546,000 in the first six months 2010 compared to $587,000 in the first six months 2009.  For the first six months 2010 basic and diluted earnings per share was $0.05 compared to basic and diluted earnings per share of $0.05 in the first six months 2009.

Outlook

The Company currently is estimating that the Illinois Video Lottery sales will begin in the middle of the first quarter 2011.  As a result we expect that sales for the full year 2010 will be in the range of $48 to $51 million dollars, compared to $52.5 million in 2009, as the worldwide gaming slot machine market remains sluggish and the delay of Illinois VLT market sales.  The Company currently anticipates second half 2010 sales will be less than the first half 2010 resulting in a challenging third and fourth quarter given the continuing spending for the Illinois VLT market without revenue.  The Company currently estimates sales will be in the range of $75 to $80 million in 2011 as the Illinois Video Lottery business commences. We will continue to aggressively control costs, inventory levels and interest expenses ahead of the expected rebound in the slot machine replacement market and the start of Illinois VLT sales.

Liquidity & Capital Resources

Cash used in operating activities during the second quarter ended June 30, 2010 was $2,419,000.

Earnings plus non cash adjustments for the second quarter 2010 were $505,000.  Accounts receivable increased by $4,529,000 in the second quarter to $11,852,000 on June 30, 2010 due to longer credit terms extended to one customer in exchange for lower inventory carrying requirements and higher sales the last 45 days of the quarter.  Accounts receivable days outstanding increased to 70 days on June 30, 2010 from 57 days on March 31, 2010.  Inventory decreased by $817,000 to $8,513,000 on June 30, 2010 compared to $9,330,000 on March 31, 2010.  The primary cause of the inventory decrease was very high sales the last 45 days of the quarter.  As a result, days cost of sales in inventory decreased to 62 days on June 30, 2010 from 88 days on March 31, 2010.  Prepaid expenses decreased by $501,000 in the second quarter 2010 primarily due to lower LCD purchases for our subcontractors.  Due to subcontractors decreased more than due from subcontractors by $466,000 in the second quarter 2010 due to slightly lower production later in the quarter.  Accounts payable days outstanding decreased to 24 days on June 30, 2010 from 35 days at March 31, 2010, resulting in accounts payable decrease of $429,000 for the quarter.  Accrued expenses increased by $250,000 in the second quarter due to engineering reorganization and other payroll accruals.

During the second quarter 2010, cash provided by investing activities was zero.  Cash used by investing activities during the quarter was $12,000 primarily for the purchase of IT equipment.

Long-term notes payable increased by $2,237,000 to $5,813,000 on June 30, 2010 from $3,576,000 on March 31, 2010. These proceeds resulted in $2,237,000 of cash provided by financing activities.  Proceeds from options exercised were zero during the second quarter 2010.

Cash decreased $194,000 from March 31, 2010 to $214,000 as of June 30, 2010.

Cash used in operating activities during the six months ended June 30, 2010 was $3,517,000.

Earnings plus non cash adjustments for the six months ended June 30, 2010 were $666,000.  Accounts receivable increased by $4,719,000 in the six months to $11,852,000 on June 30, 2010 due to longer credit terms extended to one customer in exchange for lower inventory carrying requirements and higher sales the last 45 days of the period.  Accounts receivable days outstanding increased to 70 days on June 30, 2010 from 50 days on December 31, 2009.

Inventory increased by $505,000 to $8,513,000 on June 30, 2010 compared to $8,008,000 on December 31, 2009.  The primary cause of the inventory increase was slower sales for three customers in the six months than originally planned.  As a result, days cost of sales in inventory decreased to 62 days on June 30, 2010 from 66 days on December 31, 2009.  Prepaid expenses decreased by $417,000 in the first six months 2010 primarily due to lower LCD purchases for our subcontractors.  Due to subcontractors decreased more than due from subcontractors by $631,000 in the six months due slightly lower production later in the quarter.  Accounts payable days outstanding decreased to 24 days on June 30, 2010 from 27 days at December 31, 2009, but due to the higher second quarter activity accounts payable increased $30,000 for the period.  Accrued expenses decreased by $23,000 in the six months.

During the six months ended June 30, 2010, cash provided by investing activities was zero.  Cash used by investing activities in this period was $55,000 primarily for the purchase of video lottery terminal display units and IT equipment.

Long-term notes payable increased by $3,635,000 to $5,813,000 on June 30, 2010 from $2,178,000 on December 31, 2009.  Proceeds from options exercised were $20,000 during the first six months 2010.  These resulted in $3,655,000 of cash provided by financing activities.

Cash increased $83,000 from December 31, 2009 to $214,000 as of June 30, 2010.

On September 15, 2009, the Company signed an amendment to extend the term of the credit agreement with Wells Fargo Bank to August 21, 2013.  The amended credit agreement is a $12 million revolving credit facility. The amended credit facility has an interest rate of three month LIBOR plus 500 basis points.  The credit facility has several financial covenants including a minimum book net worth, minimum net earnings, maximum capital expenditures and maximum compensation increases.  The financial covenants, which remained the same, now include a provision that any future write off of goodwill will be an add back to the net worth and earnings covenants.  The Company is in compliance with all of its covenants at June 30, 2010.

Item 3. Quantitative & Qualitative Disclosures about Market Risk

There have been no material changes to the Company’s market risk during the six months ended June 30, 2010.  For additional information on market risk, refer to the “Quantitative and Qualitative Disclosures about Market Risk” section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

The Company is subject to certain market risks, mainly interest rate risk.  In August 2006, the Company entered into a four-year secured credit facility with Wells Fargo Bank.  In September 2009, the Company entered into a three-year extension of the credit facility.

As of June 30, 2010, the Company had total outstanding bank debt of $5.8 million at an average interest rate of 5.3%.  The loan is at three month Libor plus 5.00% with a minimum interest charge of $15,000 per month. All of the Company’s debt is subject to variable interest rates at this time. An adverse change in interest rates during the time that this debt is outstanding would cause an increase in the amount of interest paid. If the debt would exceed approximately $3 million, then a 100 basis point increase in interest rates would result in an annual increase of approximately $248,000 in additional interest expense recognized in the financial statements. The Company may make payments towards the loans at any time without penalty.  However, there is a minimum interest charge of $15,000 per month through August, 2011 which reduces to $10,000 per month through August, 2012.

The Company is exposed to credit risk on certain assets, primarily accounts receivable. The currency risk is minimal as almost all of the Company’s sales are billed in US dollars.  The Company provides credit to customers in the ordinary course of business and performs ongoing credit evaluations. Concentrations of credit risk with respect to trade receivables are limited except for the Company’s two largest customers.

Item 4. Controls & Procedures

The Company has established a Disclosure Committee, which is made up of the Company’s Chief Executive Officer, Chief Financial Officer and other members of management. The Disclosure Committee conducts an evaluation of the effectiveness of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) as of the end of the period covered by this report. While the Company has limited resources and cost constraints due to its size, based on the evaluation required by Rule 13a-15(b), the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this quarterly report has been made known to them. As of June 30, 2010, there have been no known significant changes in internal controls or in other factors that could significantly affect these controls.

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

The following press releases have been issued by the Company during the Company’s first six months 2010, which are available on the Company’s website (www.wellsgardner.com) under its Investor Information section:

DATE	TITLE

01/05/10	Wells-Gardner Appoints Management Team to Direct Illinois Video Lottery Terminal Business

01/20/10	Wells-Gardner Announces Sale of Its 25,000th LCD Replacement Kit

02/12/10	Wells-Gardner Reports Fiscal 2009 Earnings of $1.1 Million Compared to $204,000 in 2008

02/23/10	Wells-Gardner Announces Stock Dividend

03/02/10	Wells-Gardner Announces Investor Presentation at the Roth Capital Partners Growth Stock Conference in Laguna Niguel, California

04/19/10	Wells-Gardner Announces Appointment of David Silk to Be Senior Vice President of Business Development and Engineering

05/05/10	Wells-Gardner Reports First Quarter 2010 Earnings

06/17/10	Lottomatica Group Subsidiary Spielo Signs Agreement With American Gaming & Electronics To Distribute Video Gaming Terminals In Illinois

07/22/10	Wells-Gardner Announces Its American Gaming & Electronics Subsidiary Has Been Appointed Sales Distributor for North and South America by Nanoptix

08/05/10	Wells-Gardner Electronics to Reports Second Quarter and First Half 2010 Earnings

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WELLS-GARDNER ELECTRONICS CORPORATION

Date:	August 9, 2010	By:
James F. Brace
Executive Vice President,
Chief Financial Officer,
Treasurer & Corporate Secretary