Form 10-Q
period 2010-09-30
WELLS GARDNER ELECTRONICS CORP
filed 2010-11-09
CIK 105608

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2010.
or
[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____________ to ____________

Commission File Number 1-8250

WELLS-GARDNER ELECTRONICS CORPORATION
(Exact name of registrant as specified in its charter)

Illinois	36-1944630
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

9500 West 55th Street, Suite A, McCook, Illinois	60525-3605
(Address of principal executive offices)	(Zip Code)

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

As of November 5, 2010 approximately 10,988,000 shares of the Common Stock, $1.00 par value of the registrant were outstanding.

WELLS-GARDNER ELECTRONICS CORPORATION

FORM 10-Q TABLE OF CONTENTS

For The Nine Months Ended September 30, 2010

PART I – FINANCIAL INFORMATION

Item 1.
Financial Statements:

Condensed Consolidated Statements of Earnings (unaudited)
-	Three Months and Nine Months Ended September 30, 2010 & 2009

Condensed Consolidated Balance Sheets
-	September 30, 2010 & 2009 (unaudited) & December 31, 2009

Condensed Consolidated Statements of Cash Flows (unaudited)
-	Three Months and Nine Months Ended September 30, 2010 & 2009

Notes to the Unaudited Condensed Consolidated Financial Statements

Item 2.
Management's Discussion & Analysis of Financial Condition & Results of Operations

Item 3.
Quantitative & Qualitative Disclosures about Market Risk

Item 4.
Controls & Procedures

PART II - OTHER INFORMATION

Item 1.
Legal Proceedings

Item 1A.
Risk Factors

Item 6.
Exhibits

SIGNATURES

Item 1. Financial Statements

WELLS-GARDNER ELECTRONICS CORPORATION
Condensed Consolidated Statements of Earnings (unaudited)
Three Months and Nine Months Ended September 30, 2010 and 2009

	Three Months Ended September 30		Nine Months Ended September 30,
	2010	2009	2010	2009
Net sales	$11,031,000	$13,446,000	$37,995,000	$39,426,000
Cost of sales	9,070,000	11,055,000	31,073,000	32,350,000
Gross margin	1,961,000	2,391,000	6,922,000	7,076,000
Engineering, selling & administrative expenses	2,096,000	2,072,000	6,403,000	5,869,000
Operating (Loss) Earnings	(135,000)	319,000	519,000	1,207,000
Interest expense	45,000	55,000	156,000	171,000
Other (income) expense, net	(1,000)	-	(1,000)	166,000
Income tax (credit) expense	(3,000)	(2,000)	(6,000)	17,000
Net (Loss) Earnings	$(176,000)	$266,000	$370,000	853,000

Earnings per share:
Basic (loss) earnings per share	$(0.02)	$0.02	$0.03	0.08
Diluted (loss) earnings per share	$(0.02)	$0.02	$0.03	0.08

Basic average common shares outstanding	10,986,171	10,942,013	10,981,228	10,936,496
Diluted average common shares outstanding	10,993,318	10,942,013	10,988,468	10,936,496

See accompanying notes to the unaudited condensed consolidated financial statements.

WELLS-GARDNER ELECTRONICS CORPORATION
Condensed Consolidated Balance Sheets

	September 30,	September 30,	December 31,
	2010	2009	2009
	(unaudited)	(unaudited)
Assets:
Current assets
Cash	$221,000	$151,000	$131,000
Accounts receivable, net	6,858,000	6,131,000	7,148,000
Accounts receivable, subcontractor	4,507,000	3,198,000	6,167,000
Inventory	8,582,000	8,676,000	8,008,000
Other current assets	1,081,000	1,034,000	1,080,000
Total current assets	$21,249,000	$19,190,000	$22,534,000

Property, plant & equipment, net	303,000	398,000	265,000

Other assets:
Investment in joint venture	0	8,000	0
Deferred tax asset, net	177,000	55,000	177,000
Goodwill	1,329,000	1,329,000	1,329,000
Total other assets	1,506,000	1,392,000	1,506,000
Total assets	$23,058,000	$20,980,000	$24,305,000

Liabilities:
Current liabilities
Accounts payable	$1,201,000	$1,241,000	$1,345,000
Accounts payable, subcontractor	4,057,000	1,739,000	4,327,000
Accrued expenses	1,361,000	1,621,000	1,293,000
Total current liabilities	$6,619,000	$4,601,000	$6,965,000

Long-term liabilities:
Note payable	827,000	1,483,000	2,178,000
Total liabilities	$7,446,000	$6,084,000	$9,143,000

Shareholders' Equity:
Common stock*: authorized 25,000,000 shares
$1.00 par value; shares issued and outstanding:
10,988,219 shares as of September 30, 2010
10,942,013 shares as of September 30, 2009
10,942,013 shares as of December 31, 2009	$10,988,000	$10,421,000	$10,421,000
Additional paid-in capital	5,515,000	5,968,000	5,968,000
Accumulated deficit	(737,000)	(1,351,000)	(1,107,000)
Unearned compensation	(154,000)	(142,000)	(120,000)
Total shareholders' equity	15,612,000	14,896,000	15,162,000
Total liabilities & shareholders' equity	$23,058,000	$20,980,000	$24,305,000

See accompanying notes to the unaudited condensed consolidated financial statements
*Common Stock has been adjusted to reflect 5% stock dividend paid on 4/9/2010.

WELLS-GARDNER ELECTRONICS CORPORATION
Condensed Consolidated Statements of Cash Flows (unaudited)
Three Months and Nine Months Ended September 30, 2010

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2010	2009	2010	2009
Cash flows from operating activities:
Net (loss) earnings	$(176,000)	$266,000	$370,000	$853,000
Adjustments to reconcile net earnings to
net cash provided by (used in) operating activities:
Depreciation and amortization	35,000	65,000	103,000	129,000
Bad debt expense	27,000	(12,000)	42,000	36,000
Amortization of unearned compensation	18,000	21,000	55,000	62,000
Changes in current assets & liabilities
Accounts receivable	4,967,000	1,160,000	248,000	122,000
Inventory	(69,000)	2,364,000	(574,000)	3,110,000
Prepaid expenses & other	(418,000)	(466,000)	(1,000)	(121,000)
Accounts payable	(114,000)	(116,000)	(144,000)	(553,000)
Due to/from subcontractor	759,000	(1,908,000)	1,390,000	(470,000)
Accrued expenses	45,000	219,000	68,000	555,000
Net cash provided by operating activities	$5,074,000	$1,593,000	$1,557,000	$3,723,000

Cash (used in) investing activities:
(Additions) to plant & equipment, net	(86,000)	(21,000)	(141,000)	(54,000)
Net cash (used in) investing activities	$(86,000)	$(21,000)	$(141,000)	$(54,000)

Cash (used in) provided by financing activities:
(Repayments) - note payable	(4,986,000)	(1,731,000)	(1,351,000)	(3,702,000)
Proceeds from shares issued, options exercised and purchase plan	5,000		25,000
Net cash (used in) financing activities	$(4,981,000)	$(1,731,000)	$(1,326,000)	$(3,702,000)

Net increase (decrease) in cash	7,000	(159,000)	90,000	(33,000)
Cash at beginning of period	214,000	310,000	131,000	184,000
Cash at end of period	$221,000	$151,000	$221,000	$151,000

Supplemental cash flow disclosure:
Interest paid	46,000	55,000	156,000	171,000
Taxes paid	4,000	7,000	1,000	25,000

See accompanying notes to the unaudited condensed consolidated financial statements

WELLS-GARDNER ELECTRONICS CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements

1.           In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, which are necessary for a fair presentation of the financial position and results of operations for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted.  These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in the Company's 2009 Annual Report to Shareholders. The results of operations for the nine months ended September 30, 2010 are not necessarily indicative of the operating results for the full year.

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

Stock Options
The Company’s Stock Option Plan ended on December 31, 2008.  Options were granted through December 31, 2008 at an option price not less than fair market value on the date of grant and are exercisable not earlier than six months nor later than ten years from the date of grant. Options vest over two and three year periods. As of September 30, 2010, five persons held outstanding options and were eligible to participate in the plan. Such options expire on various dates through April 8, 2014.

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

The following table summarizes information about stock options outstanding for the nine months ending September 30, 2010:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at beginning of year	50,878	$1.92
Granted	0	$0.00
Forfeited	(5,495)	$2.07
Exercised	(12,656)	$1.93
Outstanding, September 30, 2010	32,727	$1.88	2.3	$7,200
Exercisable, September 30, 2010	32,727	$1.88	2.3	$7,200

Restricted Shares
The employees will earn the restricted shares in exchange for services to be provided to the Company over a three year or five-year vesting period. All shares granted are governed by the Company’s Stock Award Plan, which was approved by shareholders in 2000. As of September 30, 2010, 145,200 restricted shares are outstanding on a dividend adjusted basis. Total unrecognized compensation cost related to unvested stock awards is approximately $154,000 and is expected to be recognized over a weighted average period of 2 years.

The following table summarizes information regarding Restricted Share activity for the nine months ending September 30, 2010:

	Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2009	174,232	$1.62
Granted	47,800	$2.20
Vested	(63,105)	$2.06
Forfeited	(13,727)	$1.63
Unvested September 30, 2010	145,200	$1.62

5.         Our inventory detail as of September 30, 2010, September 30, 2009 and December 31, 2009 was as follows:

	September 30,	September 30,	December 31,
(in $000's)	2010	2009	2009
	(unaudited)	(unaudited)
Inventory:
Raw materials	$3,239	3,168	$3,112
In transit finished goods	1,495	1,506	1,116
Finished goods	3,848	4,002	3,780
Total	$8,582	8,676	$8,008

6.    On September 15, 2009, the Company signed an amendment to extend the term of the credit agreement with Wells Fargo Bank to August 31, 2013.  The agreement is a $12 million revolving credit facility. The credit facility has an interest rate of three month LIBOR plus 5.00 points, plus other fees including annual maintenance and exam fees with a minimum interest charge per month, which currently is $10,000 per month.  The credit facility has several financial covenants which remained the same including a minimum book net worth, minimum net earnings, maximum capital expenditures and maximum compensation increases.  Substantially all of the Company’s assets are securitized by the credit facility.  The Company is in compliance with all of its covenants at September 30, 2010.

7.     An income tax valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company has historically provided a 100% valuation allowance on their net deferred tax benefits. The net change in the valuation allowance for the nine months ended September 30, 2010 was a decrease of $218,000 to recognize the decrease in deferred tax assets during the first nine months. The net deferred tax asset of $177,000 as of September 30, 2010 represents the Company’s belief that it is more likely than not that a profit will be generated through the end of 2010, which will allow the Company to use a portion of the current net operating loss carry forwards.  As of December 31, 2009, the Company has net operating loss carry forwards for Federal income tax purposes of approximately $4,813,000, which are available to offset future Federal taxable income, if any, through 2021. The Company also has alternative minimum tax credit carry forwards of approximately $136,000, which are available to reduce future Federal regular income taxes, if any, over an indefinite period. No tax benefits are set to expire in the next twelve months that may have an impact upon the Company’s effective tax rate.

The Company files tax returns in the U.S. federal jurisdiction and various state jurisdictions. The tax years 2007, 2008 and 2009 remain open to examinations. Our policy is to recognize interest and penalties related to uncertain tax positions in income tax expense. During the nine months ended September 30, 2010, the Company did not recognize expense for interest or penalties related to income tax, and do not have any amounts accrued at September 30, 2010, as the Company does not believe it has taken any uncertain income tax positions.

8.    The Company recorded other income of $1,000 and other expense of $166,000 for the nine months ended September 30, 2010 and 2009; respectively.  This expense in 2009 was primarily due to sales tax, interest & penalties for prior years.

9.    The Company has evaluated subsequent events through November 4, 2010, the date the financial statements were issued, for the nine months ended September 30, 2010.

10.    A  Licensing Agreement between the Company and Dimension Technologies, Inc. ("DTI"), dated November 11, 2008 (the "Licensing Agreement"), was terminated by the Company effective on October 27, 2010, following the expiration of a 90-day notice period.   On October 26, 2010, DTI made a formal demand to the American Arbitration Association (the "Arbitration Demand") naming the Company as respondent, which Arbitration Demand was served on the Company on November 1, 2010 .  The Arbitration Demand makes reference to a breach of the Licensing Agreement and references a claim in the amount of $5,000,000.  The Company believes its actions in connection with the termination of the License Agreement were consistent with the terms of such agreement.  The Company believes that the ultimate resolution of this proceeding will not have a material impact on the Company's financial condition, results of operations, or cash flows.

Item 2. Management's Discussion & Analysis of Financial Condition & Results of Operations

Three Months Ended September 30, 2010 & 2009

For the third quarter ended September 30, 2010, net sales decreased 18 percent to $11,031,000 compared to $13,446,000 the third quarter 2009.  Overall video display unit volume decreased 4,000 units or 15% year over year.  Video display average selling price declined 2% year over year in the quarter.  The net of the video display volume decrease and selling price decline resulted in a video display sales decrease of $1.9 million.  Parts sales declined by $0.6 million and used games sales increased $0.1 million in the third quarter 2010 compared to the same quarter 2009.  Gaming sales for the third quarter decreased by 21% to $10,065,000 from $12,812,000 in the third quarter prior year due to video display and parts decreases in the gaming market.  Amusement sales increased by 52% to $967,000 in the third quarter 2010 from $634,000 in the third quarter 2009 due to higher sales to two OEM customers.  As a result, gaming sales accounted for 91% of total sales and amusement sales accounted for 9% of total sales in the third quarter 2010 compared to 95% and 5% respectively in the same quarter 2009.

Gross margin for the third quarter 2010 decreased $430,000 to $1,961,000 or 17.8% of sales compared to $2,391,000 or 17.8% in the third quarter 2009 resulting in no change to the margin percentage.  Decreased net sales accounted for the entire $430,000 decrease in the gross margin.  The company is concentrating on new parts lines with improved margins and introducing new lower cost video display products for all markets.

Operating expense increased by only $24,000 in the third quarter 2010 compared to the same quarter 2009.  Due to significantly lower sales, operating expenses as a percent of sales increased to 19.0% in the quarter from 15.4% of sales in the same quarter last year.  Operating expenses increased $129,000 in the third quarter compared to the same period the prior year to support the new video lottery business, while other operating expenses declined by $105,000 primarily due to lower sales commission expense. The Company continues to control its headcount and to place emphasis on operating expense control.

Operating income decreased by $454,000 to a loss of ($135,000) in the third quarter 2010 compared to income of $319,000 in the third quarter 2009 almost entirely due to lower net sales.  Operating income would have improved by $129,000 had the Company not made the investments in the Illinois VLT market.

Interest expense was $45,000 in the third quarter 2010 compared to $55,000 in the third quarter 2009 due to lower average debt balances.  Other expense was a $1,000 credit in the third quarter 2010 compared to zero in the third quarter 2009.

Income tax expense was a $3,000 credit in the third quarter 2010 compared to $2,000 credit in the third quarter 2009.

Net income was a loss of ($176,000) in the third quarter 2010 compared to $266,000 income in the third quarter 2009.  For the third quarter 2010 basic and diluted earnings per share was a loss of ($0.02) compared to basic and diluted earnings per share of $0.02 in the third quarter 2009.

Nine Months Ended September 30, 2010 & 2009

For the nine months ended September 30, 2010, net sales decreased 4 percent to $37,995,000 compared to $39,426,000 for the nine months ended September 30, 2009.  Overall video display unit volume increased 8,000 units or almost 10% year over year.  Video display average selling price declined 8% year over year in the nine months.  The net of the video display volume increase and selling price decline resulted in a sales increase of $0.4 million.  Parts sales declined by $1.7 million primarily in the OEM division and used games sales decreased $0.1 million in the nine months 2010 compared to the same period 2009.  Gaming sales for the nine months 2010 decreased by 3% to $35,696,000 from $36,669,000 in the nine months 2009 due to parts sales decreases exceeding video display unit volume increases in the gaming market.  Amusement sales decreased by 17% to $2,300,000 in the nine months 2010 from $2,758,000 in the nine months 2009 primarily due to lower industry game sales.  As a result, gaming sales accounted for 94% of total sales and amusement sales accounted for 6% of total sales in the nine months 2010 compared to 93% and 7% respectively in the same period 2009.

Gross margin for the first nine months 2010 decreased $154,000 to $6,922,000 or 18.2% of sales compared to $7,076,000 or 18.0% in the first nine months 2009 for over a 0.2 point increase in margin percentage.  Decreased sales accounted for a $257,000 decrease in the gross margin and the 0.2% margin improvement accounted for $103,000 increase in the gross margin.  The small margin improvement was due to slightly higher unit volume and improved board design costs.  The Company is concentrating on new parts lines with improved margin and introducing new lower cost video display products for all markets.

Operating expense increased by $534,000 in the first nine months 2010 compared to the same period 2009.  Operating expenses as a percent of sales increased to 16.9% in the nine months 2010 from 14.9% of sales in the same period last year.  Operating expenses increased $368,000 to support the new video lottery business and $122,000 due to the engineering reorganization.  The remaining $44,000 increase in operating expenses was primarily due to higher legal and engineering sample expenses partially offset by lower sales commission expense.  The Company continues to control its headcount and to place emphasis on operating expense control.

Operating income decreased by $688,000 to $519,000 in the first nine months 2010 compared to $1,207,000 in the first nine months 2009 primarily due to lower gross margin on lower sales and higher operating expenses.  Operating income would have improved by $490,000 had the Company not made the investments in the Illinois VLT market and the engineering reorganization.

Interest expense was $156,000 in the nine months 2010 compared to $171,000 in the nine months 2009.  Other expense was a $1,000 credit in the nine months 2010 compared to $166,000 expense in the nine months 2009 due to state tax audit settlement expenses in the prior year period.

Income tax expense was a $6,000 credit in the nine months 2010 compared to $17,000 expense in the nine months 2009.  The Company has available a federal net operating loss carry forward and credits of approximately $5.0 million as of December 31, 2009.

Net income was $370,000 in the first nine months 2010 compared to $853,000 in the first nine months 2009.  For the first nine months 2010 basic and diluted earnings per share was $0.03 compared to basic and diluted earnings per share of $0.08 in the first nine months 2009.

Outlook

The Company currently is estimating that the Illinois Video Lottery sales will begin in the third quarter 2011.  As a result we expect that sales for the full year 2010 will be in the range of $47 to $49 million dollars, compared to $52.5 million in 2009, as the worldwide gaming slot machine market remains sluggish and the delay of Illinois VLT market sales.  The Company currently anticipates a challenging fourth quarter given the continuing spending for the Illinois VLT market without revenue.  The Company currently estimates sales will be in the range of $70 to $80 million in 2011 as the Illinois Video Lottery business commences. We will continue to aggressively control costs, inventory levels and interest expenses ahead of the expected rebound in the slot machine replacement market and the start of Illinois VLT sales.

Liquidity & Capital Resources

Cash provided by operating activities during the third quarter ended September 30, 2010 was $5,074,000.

Earnings plus non cash adjustments for the third quarter 2010 was a loss of ($96,000).  Accounts receivable decreased by $4,967,000 in the third quarter to $6,858,000 on September 30, 2010 due to lower sales, particularly the last 45 days of the quarter.  Accounts receivable days outstanding decreased to 57 days on September 30, 2010 from 70 days on June 30, 2010.  Inventory increased by $69,000 to $8,582,000 on September 30, 2010 from $8,513,000 on June 30, 2010.  The primary cause of the inventory increase was lower sales in the third quarter than expected.  As a result, days cost of sales in inventory increased to 87 days at September 30, 2010 compared to 62 days on June 30, 2010.  Prepaid expenses increased by $418,000 in the third quarter 2010 primarily due to higher LCD purchases for our subcontractors.  Due to subcontractors decreased more than due from subcontractors by $759,000 in the third quarter 2010 due to continuing production declines.  Accounts payable days outstanding increased to 39 days on September 30, 2010 from 24 days on June 30, 2010 due to continuing production declines resulting in accounts payable decrease of $114,000 for the quarter.  Accrued expenses increased by $45,000 in the third quarter due to payroll accruals.

During the third quarter 2010, cash provided by investing activities was zero.  Cash used by investing activities during the quarter was $86,000 primarily for the purchase of IT equipment and building improvements to support the Illinois VLT business.

Long-term notes payable decreased by $4,986,000 to $827,000 on September 30, 2010 from $5,813,000 on June 30, 2010.  Proceeds from options exercised were $5,000 during the third quarter 2010.  These proceeds resulted in $4,981,000 of cash used in financing activities.

Cash increased $7,000 from June 30, 2010 to $221,000 as of September 30, 2010.

Cash provided by operating activities during the nine months ended September 30, 2010 was $1,557,000.

Earnings plus non cash adjustments for the nine months ended September 30, 2010 were $570,000.  Accounts receivable decreased by $248,000 in the nine months to $6,858,000 on September 30, 2010 due to lower sales in the third quarter 2010 compared to the fourth quarter 2009.  Accounts receivable days outstanding increased to 57 days on September 30, 2010 from 50 days on December 31, 2009 due to longer credit terms extended to one customer in exchange for lower inventory carrying requirements.  Inventory increased by $574,000 to $8,582,000 on September 30, 2010 compared to $8,008,000 on December 31, 2009.  The primary cause of the inventory increase was slower sales for two customers in the last three months than originally planned.  As a result, the higher inventory for these two customers plus lower sales the third quarter 2010 compared to the fourth quarter 2009, days cost of sales in inventory increased to 94 days on September 30, 2010 from 66 days on December 31, 2009.  Prepaid expenses increased by $1,000 in the first nine months 2010.  Due to subcontractors decreased more than due from subcontractors by $1,390,000 in the nine months due significantly lower production the last three months compared to the end of 2009 and the first six months of 2010.  Accounts payable days outstanding increased to 40 days on September 30, 2010 from 27 days at December 31, 2009 to our more normal level during the year.  Accrued expenses increased by $68,000 in the nine months.

During the nine months ended September 30, 2010, cash provided by investing activities was zero.  Cash used by investing activities in this period was $141,000 primarily for the purchase of IT equipment, video lottery terminal display units, and building improvements to support the VLT business.

Long-term notes payable decreased by $1,351,000 to $827,000 on September 30, 2010 from $2,178,000 on December 31, 2009.  Proceeds from options exercised were $25,000 during the first nine months 2010.  These resulted in $1,326,000 of cash used in financing activities.

Cash increased $90,000 from December 31, 2009 to $221,000 as of September 30, 2010.

On September 15, 2009, the Company signed an amendment to extend the term of the credit agreement with Wells Fargo Bank to August 21, 2013.  The amended credit agreement is a $12 million revolving credit facility. The amended credit facility has an interest rate of three month LIBOR plus 500 basis points.  However, there is a monthly minimum interest charge of $10,000 per month through September, 2012.  The credit facility has several financial covenants including a minimum book net worth, minimum net earnings, maximum capital expenditures and maximum compensation increases.  The financial covenants, which remained the same, now include a provision that any future write off of goodwill will be an add back to the net worth and earnings covenants.  The Company is in compliance with all of its covenants at September 30, 2010.

Item 3. Quantitative & Qualitative Disclosures about Market Risk

There have been no material changes to the Company’s market risk during the nine months ended September 30, 2010.  For additional information on market risk, refer to the “Quantitative and Qualitative Disclosures about Market Risk” section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

The Company is subject to certain market risks, mainly interest rate risk.  In August 2006, the Company entered into a four-year secured credit facility with Wells Fargo Bank.  In September 2009, the Company entered into a three-year extension of the credit facility.

As of September 30, 2010, the Company had total outstanding bank debt of $0.8 million at an average interest rate of 5.3%.  The loan is at three month Libor plus 5.00% with a minimum interest charge of $10,000 per month. All of the Company’s debt is subject to variable interest rates at this time. An adverse change in interest rates during the time that this debt is outstanding would cause an increase in the amount of interest paid. If the debt would exceed approximately $2.25 million, then a 100 basis point increase in interest rates would result in additional interest expense recognized in the financial statements. The Company may make payments towards the loans at any time without penalty.  However, there is a minimum interest charge of $10,000 per month through August, 2012 which reduces to $5,000 per month through August, 2013.

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

Item 4. Controls & Procedures

The Company has established a Disclosure Committee, which is made up of the Company’s Chief Executive Officer, Chief Financial Officer and other members of management. The Disclosure Committee conducts an evaluation of the effectiveness of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) as of the end of the period covered by this report. While the Company has limited resources and cost constraints due to its size, based on the evaluation required by Rule 13a-15(b), the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this quarterly report has been made known to them. As of September 30, 2010, there have been no known significant changes in internal controls or in other factors that could significantly affect these controls.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

1) In April, 2010, the Company filed a patent infringement lawsuit and in July, 2010 served the lawsuit against a competitor for infringement of one of its granted patents.  The action is sufficiently recent that the Company cannot evaluate the likelihood of success in obtaining royalties from the patent.

2) A  Licensing Agreement between the Company and Dimension Technologies, Inc. ("DTI"), dated November 11, 2008 (the "Licensing Agreement"), was terminated by the Company effective on October 27, 2010, following the expiration of a 90-day notice period.   On October 26, 2010, DTI made a formal demand to the American Arbitration Association (the "Arbitration Demand") naming the Company as respondent, which Arbitration Demand was served on the Company on November 1, 2010 .  The Arbitration Demand makes reference to a breach of the Licensing Agreement, as well as misrepresentation, conversion, and unfair competition relative to the Company's alleged use of DTI's proprietary technology and business information and references a claim in the amount of $5,000,000.

The Company does not believe there is any factual basis for the claims in the Arbitration Demand nor of the claim amount asserted and believes its actions in connection with the termination of the License Agreement were consistent with the terms of such agreement.    The Company believes that the ultimate resolution of this proceeding will not have a material impact on the Company's financial condition, results of operations, or cash flows.

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

The following press releases have been issued by the Company during the Company’s first nine months 2010, which are available on the Company’s website (www.wellsgardner.com) under its Investor Information section:

DATE	TITLE

01/05/10	Wells-Gardner Appoints Management Team to Direct Illinois Video Lottery Terminal Business

01/20/10	Wells-Gardner Announces Sale of Its 25,000th LCD Replacement Kit

02/12/10	Wells-Gardner Reports Fiscal 2009 Earnings of $1.1 Million Compared to $204,000 in 2008

02/23/10	Wells-Gardner Announces Stock Dividend

03/02/10	Wells-Gardner Announces Investor Presentation at the Roth Capital Partners Growth Stock Conference in Laguna Niguel, California

04/19/10	Wells-Gardner Announces Appointment of David Silk to Be Senior Vice President of Business Development and Engineering

05/05/10	Wells-Gardner Reports First Quarter 2010 Earnings

06/17/10	Lottomatica Group Subsidiary Spielo Signs Agreement With American Gaming & Electronics To Distribute Video Gaming Terminals In Illinois

07/22/10	Wells-Gardner Announces Its American Gaming & Electronics Subsidiary Has Been Appointed Sales Distributor for North and South America by Nanoptix

08/05/10	Wells-Gardner Reports Second Quarter and First Half 2010 Earnings

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WELLS-GARDNER ELECTRONICS CORPORATION

Date:	November 9, 2010	By:
James F. Brace
Executive Vice President,
Chief Financial Officer,
Treasurer & Corporate Secretary