Form 10-K
period 2010-12-31
WELLS GARDNER ELECTRONICS CORP
filed 2011-03-10
CIK 105608

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
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

Indicate by check mark whether the registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No☐

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a Smaller Reporting Company)	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No ☒

The aggregate market value of the registrant’s voting stock held by non-affiliates of the registrant (assuming for the purposes hereof, that directors, executive officers and 10% or greater stockholders of the registrant are affiliates of the registrant), based upon the closing sale price of the registrant’s Common Stock on February 26, 2011 was approximately $28,400,000.

The number of shares of the registrant’s Common Stock outstanding as of February 26, 2011, was approximately 11,050,000.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Annual Report to Shareholders for the year ended December 31, 2010 are incorporated into Part II of this Report on Form 10-K and filed as Exhibit 13.0 hereto. Portions of the Registrant’s definitive Proxy Statement relating to the Registrant’s 2011 Annual Meeting of Stockholders to be filed hereafter are incorporated into Part III of this Report on Form 10-K.

As used in this Annual Report on Form 10-K, the terms “we,” “us,” “our” and “the Company” mean Wells-Gardner Electronics Corporation, an Illinois corporation, and its subsidiaries, unless the context indicates a different meaning, and the term “common stock” means our common stock, $1.00 par value per share.

PART I
Item 1. BUSINESS

OVERVIEW

Founded in 1925, Wells-Gardner Electronics Corporation®, an Illinois corporation (wellsgardner.com), is a global distributor and manufacturer of liquid crystal displays (LCDs) color video monitors and other related parts for a variety of markets including, but not limited to gaming machine manufacturers, casinos, coin-operated video game manufacturers and other display integrators.  The Company has a subcontractor relationship with two different Taiwanese electronics companies to manufacture LCD video displays in China.  In addition, the Company owns American Gaming & Electronics, Inc. (“AGE”), a leading parts distributor, service center and a seller of refurbished gaming machines to the gaming markets. The Company has offices in Las Vegas, Nevada; Hammonton, New Jersey; Hialeah, Florida and McCook, Illinois.  Through its wholly owned subsidiary AG&E and the subcontract production relationships, the Company has transitioned from a coin-operated amusement supplier to a key supplier to the gaming industry.  Wells-Gardner’s common stock is publicly traded on the NYSE Amex exchange under the symbol WGA.

PRODUCTS

The Company’s primary business is the design, manufacture, assembly, marketing, distribution and service of electronic components which consist of LCD video color monitors, gaming supplies and components, and the integration of touch sensors to video monitors. These video products, gaming parts and services accounted for 100 percent of revenue in 2010, 2009, and 2008.

The Company offers a full line of video monitors, with LCD sizes ranging from 6.4” to 55” with horizontal scan frequencies of 60k Hz and 120k Hz.  In addition to providing standardized products, the Company also customizes electrical and mechanical applications to meet specific customer requirements and integrates touch screen sensors to video displays to allow interaction with a computer program by touching a video screen. The Company also designs and sells LCD replacement kits to replace CRT monitors in existing games (primarily IGT) directly to casinos.

The Company sells into the following markets:
Market	2010	2009	2008
Gaming	93%	93%	90%
Amusement	7%	7%	10%
Totals	100%	100%	100%

MANUFACTURING AND ASSEMBLY

The Company’s production activities consist primarily of circuit designs, assembling electronic video boards, and finished units (and to a limited extent subassemblies), aligning, testing and integrating touch sensors at its outsourced operations in China and its McCook, Illinois plant.  In 2010, the Company had two sources performing final assembly of open frame displays and supplying the Company with all of the LCD chassis subassemblies based on custom designs and setup specifications developed by the Company.  These two sources are Fast Technologies Inc and the Axiomtek Display Solutions, a Division of Axiomtek Co., Ltd.  Both Fast and Axiomtek have separate facilities in Qingxi, Guangdong Province, China.  Both Fast and Axiomtek are headquartered in Taiwan.  The Company has subcontract supply agreements with both companies and produces its major product lines with both Companies, so there is no reliance on a single source.  Furthermore, both agreements are terminable at will, with appropriate notice.  Both subcontract supply agreements require the company to purchase and supply the LCD panels and touch sensors and controllers to the subcontractor, are priced on a cost plus basis, and restrict Fast and Axiomtek from manufacturing and selling open frame displays to gaming and amusement companies headquartered in North America, South America, Europe and Australia and parts of the rest of the world other than the Company.

The Company relies on outside sources for the majority of its required components.  A limited number of sources are available for some electronic components and other raw materials. The Company has three major sources of LCD panels, two major sources of its touch sensors and controllers, and one major source for its inverters.  The three major sources of LCD panels are AU Optronics of Taiwan and Samsung Electronics and LG Display of Korea.  The two major sources of touch sensors and controllers are 3M Touch Systems of the USA and TPK Holdings Co., Ltd. of Taiwan.  The only source of inverters is Sampo Corporation of Taiwan, which again are manufactured to the Company’s specifications.  As the Company believes is characteristic of other manufacturers in its industry, it has been confronted with long lead times and cost pressures.  Due to some of these extended lead times, the Company carries additional inventory of certain critical supply components.

The Company closed and liquidated its Malaysian joint venture partner (Wells East Asia Displays -WEA) in 2007.  The entire investment in WEA has been repatriated as of December 31, 2009.   In 2009 and 2008, the Company recorded a currency gain of $1,200 and $2,500 from the joint venture liquidation assets.  In 2009 and 2008, respectively, the Company also received dividends of $9,000 and $123,000 from WEA.  The Company produced its last CRT product at a subcontractor in China in November, 2009.

MARKETING AND SALES

The Company sells products throughout the world.  The Company uses a sales representative, James Industries, Inc., under a Letter Agreement for a portion of the Company’s domestic product sales.  An earlier James Industries Sales Representation Agreement was terminated on November 29, 2007 and the Company ceased paying commissions on sales represented by the earlier Agreement on August 24, 2008.  The Company uses another sales representative, The Bright Group, under a Sales Representative Agreement for all its sales in Australia plus a portion of the Company’s domestic sales.  The Company maintains its own internal sales staff primarily for sales of products not covered under these agreements and for repair and service of its products.

The Company’s business is generally not seasonal, although the Company closes its McCook production facility for two weeks in July and one week in December.  The Company’s subcontractors in China close for about 10 days at Chinese New Year and several days each for May Day and Golden Week each year.

The Company believes it has no unique or unusual practices or policies relating to working capital items and believes its practices are consistent with other comparable companies in its served markets. The Company currently believes that its financial requirements during the foreseeable future can be met with funds generated from operating activities and from its credit facility. The Company’s current credit facility expires August 21, 2014.

The Company has several major competitors based in Asia (Korea and Taiwan) and the United States. Competition is based upon price, product performance, service and warranty.  In 2010 the Company experienced significant competition based upon price, but it was able to reduce costs more than it reduced average selling prices, which resulted in higher margins compared to 2009. The Company believes that it is one of the two largest companies in the gaming and amusement video display market and there are approximately ten total competitors.

The Company’s largest customer, Aristocrat, accounted for 25%, 35%, and 40% of total revenues in 2010, 2009, and 2008, respectively, and 16%, 45%, and 36% of total accounts receivable in 2010, 2009, and 2008, respectively.  The second largest customer accounted for 18% and 15% of total revenue in 2010 and 2009 and 7% and 21% of total accounts receivable in 2010 and 2009.  The next largest customer accounted for 8% and10% of total revenues in 2010 and 2009 and 9% and 7% of total accounts receivable in 2010 and 2009.  No other customers accounted for more than 10% of sales in 2010, 2009, and 2008, respectively.

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

During 2010, the Company spent approximately $1,440,000 for product engineering, research and development costs, compared to $1,344,000 in 2009 and $1,425,000 in 2008. The Company does not license any patents and it has seven US patent applications and nine foreign patent applications submitted with thirteen patents pending with three issued, nine software copyrights submitted with nine software copyrights issued, and four trademarks submitted with three trademarks granted.

Compliance with federal, state and local provisions which have been enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, has had no material effect upon the capital expenditures, earnings and competitive position of the Company.

As of December 31, 2010, the Company employed a total of approximately 64 full time and 5 part-time employees at all its locations.  Several months before the new Illinois video lottery terminal business commences, the Company will add 12 to 15 more full time employees to support this business.  The Company believes its relationship with its employees is satisfactory. Certain employees at the Company’s McCook, Illinois facility are covered under a collective bargaining agreement expiring on July 3, 2011.

The Company’s export sales accounted for total revenues of 22%, 27% and 24%, in 2010, 2009, and 2008, respectively, with the majority of these sales being shipped to Australia.

RISK FACTORS RELATED TO OUR BUSINESS AND INDUSTRY

Technology changes as required by our customers could limit and impair our ability to produce products.

We are currently predominantly dependent on LCD based technology. We are continuing to develop our expertise and broaden our product line in LCD based technology.  As we continue to participate in developing solutions for future technological applications for our customers such as software configuration tools and digital signage and 3D, daylight readable, organic light emitting diode (“OLED”), transmissive, and flexible LCDs, the need for us to be able to provide a value-added component to the technology remains a critical issue.  The Company also believes that multi-touch technology will become important in the next few years.

The loss or interruption of supply from our key parts suppliers could limit our ability to manufacture our products.

We purchase certain materials and components for our products from various suppliers, some of which are located outside of the U.S.  We are obtaining all our LCD chassis subassembly boards primarily from three sources.  Any loss or interruption of supply from our key parts suppliers may require us to find new suppliers. The number of suppliers for certain electronic components and raw materials is limited. We could experience production or development delays while we seek new suppliers and could have difficulty finding new suppliers, which would substantially impair our operating results and business.

Our growth could be impaired if we are not able to continue to develop and maintain the success of our Asian subcontract relationships.

Our Asian subcontract relationships for LCD video displays and chassis are an important part of our revenue and earnings plan. If we are unable to continue to successfully execute this strategy with our current LCD subcontractors, we may not be able to maintain our revenues and earnings as expected.  Please see additional detail regarding our suppliers provided in the MANUFACTURING AND ASSEMBLY section on page 3.

The loss of our significant customer Aristocrat would reduce our revenues and our profitability.

Our largest customer, Aristocrat Technologies Pty. Ltd., with whom we have a non exclusive supply agreement for 22” LCDs through October, 2012, accounted for 25%, 35% and 40% of total revenues in 2010, 2009, and 2008, respectively, and 16%, 45%, and 36% of total accounts receivable in 2010, 2009, and 2008, respectively. A loss of this contract or customer would significantly reduce our revenues and profitability.

The goodwill of our American Gaming & Electronics acquisition in 2000 could become impaired.

The Company is required to measure the potential impairment of the goodwill related to our 2000 acquisition of American Gaming & Electronics per FASB ASC 350-20, Goodwill Subsequent Measurement, at least annually.  The goodwill amount on our balance sheet at December 31, 2010 and 2009 is $1,329,000.  The measurement of the American Gaming & Electronics reporting unit Fair Value requires certain management assumptions regarding future sales, gross margins, operating expense, effective tax rates, and net working capital requirements.

The 2010 year end analysis assumed that AGE was going to become a distributor in the Illinois Video Lottery terminal market in addition to its usual replacement kit, parts, and service distribution activities.  The analysis also requires the Company to determine appropriate discount rates for the next five years, the perpetuity growth and discount rate, and the perpetuity tax rate.  To the extent that the indicated Fair Value of a reporting unit is greater than its carrying value, then there is no indicated impairment.  Conversely, in the event that the carrying value of the reporting unit exceeds its indicated Fair Value, then some level of goodwill impairment has potentially occurred and additional analysis is necessary to quantify the level of impairment (i.e. Step II), if any.

The Company passed the step I test at December 31, 2010 and 2009; therefore there was no impairment.  However, there is no certainty in future periods that the Fair Value of the American Gaming & Electronics reporting unit will exceed its carrying value, particularly due to the recent late January 2011 Illinois appellate court ruling overturning four legislative acts (one of which authorized the operation of video lottery terminals in bars and fraternal organizations) and current general economic conditions.  If the Illinois Supreme Court does not overturn the Illinois appellate court decision or the Illinois legislature does not re enact the related legislative acts separately, then it is highly likely that some portion or all of the goodwill will be impaired.

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

Our current bank line expires August 21, 2014 and requires the Company to maintain certain financial covenants. The Company fully intends to maintain compliance with the covenants under its bank line and expects it will be able to do so. If unsuccessful, the Company would be severely limited in its ability to fund operations.

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

Available Information

The Company files reports with the Securities and Exchange Commission and files all required reports under the Exchange Act of 1934, as amended. The public may read and copy any materials the Company files with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at http://www.sec.gov.

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

Item 2. PROPERTIES

The Company’s current manufacturing and corporate headquarters is located at 9500 West 55th Street, Suite A, McCook, Illinois 60525. The Company’s leased McCook facility has approximately 104,000 square feet of floor space. Approximately 40,000 of the 104,000 square feet of the plant are dedicated to production and service and approximately 43,000 of the 104,000 square feet are devoted to warehousing. Offices for engineering, sales and administration are also located at that facility. The plant is in good condition, is well maintained, and currently has over 80% excess production capacity as the Company currently runs at 15% capacity on one shift and could run multiple shifts. The Company plans to reduce its production area to approximately 20,000 square feet and increase its warehousing space to 63,000 square feet in support of the new Illinois Video Lottery Terminal business for the second half of 2011.  The Company also has other smaller leased facilities to support the operations of AGE in Nevada, New Jersey and Florida.

Item 3. LEGAL PROCEEDINGS

As the Company sells its products and services to a broad customer base, from time to time it may be named in legal proceedings. The Company aggressively reviews all claims on a timely basis and in the opinion of management, any currently pending legal claims against the Company have no basis and no loss contingency reserves have been established.

The Company terminated its then foreign sales representative in December, 2008.  A wrongful termination suit was filed by the sales representative.  The Company settled this lawsuit in October, 2009.

The Company filed a patent infringement case against a competitor in April, 2010 in the US District Court, Northern District of Illinois.  The Company is seeking royalty payments for use of its granted adder bracket patent.  The competitor was served early August, 2010 with the first hearing late August, 2010.  Interrogatories and Requests for Production have been filed by both parties and currently are being answered. Various motions have been filed by both parties including a Motion to Dismiss by the defendant for Non-Infringement and Non-Validity.  The case currently is being heard and the Company expects resolution during 2011.

The Company terminated a Licensing Agreement with Dimension Technologies, Inc. ("DTI") dated November 11, 2008 effective October 27, 2010, following the expiration of a 90-day notice period.   On October 26, 2010, DTI made a formal demand to the American Arbitration Association naming the Company as respondent, which Arbitration Demand was served on the Company November 1, 2010.  The Arbitration Demand makes reference to a breach of the Licensing Agreement, as well as misrepresentation, conversion, and unfair competition relative to the Company's alleged use of DTI's proprietary technology and business information and references a claim in the amount of $5,000,000.  An arbitrator was selected in late December, 2010.  The case currently is being heard and the Company expects resolution during 2011.  The Company does not believe there is any factual basis for the claims in the Arbitration Demand nor of the claim amount asserted and believes its actions in connection with the termination of the License Agreement were consistent with the terms of such agreement.    The Company believes that the ultimate resolution of this proceeding will not have a material impact on the Company's financial condition, results of operations, or cash flows.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company’s shareholders during the fourth quarter of 2010.

PART II

Item 5. MARKET FOR THE REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDERS MATTERS
(a) Not applicable.
(b) Not applicable
(c) Not applicable

Item 6. SELECTED FINANCIAL DATA

The information required by this Item is set forth in Exhibit 13.0 hereto, the Company’s Annual Report to Shareholders for the year ended December 31, 2010, under the caption “Selected Financial Data,” which information is incorporated herein by reference.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information required by this Item is set forth in Exhibit 13.0 hereto, the Company’s Annual Report to Shareholders for the year ended December 31, 2010, under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operation” section, which information is incorporated herein by reference.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by this Item is set forth in Exhibit 13.0 hereto, the Company’s Annual Report to Shareholders for the year ended December 31, 2010, under the caption “Market and Credit Risks” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section, which information is incorporated herein by reference.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial statements together with the notes thereto are set forth in Exhibit 13.0 hereto, the Company’s Annual Report to Shareholders for the year ended December 31, 2010, which information is incorporated herein by reference:

-	Consolidated Balance Sheets as of December 31, 2010 and 2009
-	Consolidated Statements of Operations for years ended December 31, 2010, 2009, and 2008
-	Consolidated Statements of Shareholders’ Equity for years ended December 31, 2010, 2009, and 2008
-	Consolidated Statements of Cash Flows for years ended December 31, 2010, 2009, and 2008
-	Notes to the Consolidated Financial Statements
-	Independent Auditors’ Reports

Quarterly financial data for the four quarters ended December 31, 2010 and 2009 are set forth in Exhibit 13.0 hereto in Note 15 of “Notes to the Consolidated Financial Statements” as part of the Company’s Annual Report to Shareholders for the year ended December 31, 2010, which information is incorporated herein by reference.

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

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal year ending December 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The Company's Chairman, President and Chief Executive Officer, its Executive Vice President and Chief Financial Officer, and other members of the Disclosure Committee conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) or 15d-15(e)), as of December 31, 2010.  In making this assessment, management used the criteria set forth by the committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework.  Based on such evaluation, the Company's Chairman, President and Chief Executive Officer and Executive Vice President and Chief Financial Officer have concluded that the Company's disclosure controls and procedures, as of the end of the period covered by the report, were adequate and effective to provide reasonable assurance that information required to be disclosed by the Company in reports that are filed or submitted under the Exchange Act, (1) is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (2) is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosures.

Item 9B. OTHER INFORMATION

None

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this Item is incorporated by reference under the captions “Election of Directors”, “Executive Officers”, “Section 16(a) Beneficial Ownership Reporting Compliance”, “Committees of the Board of Directors”, "Audit Committee" and “Notice of Business to be Conducted at a Special or Annual Meeting” in the Company’s definitive proxy statement related to its 2011 Annual Meeting of Shareholders.

The Company maintains a Code of Business Conduct & Ethics including a Whistleblower Policy governing the behavior of the Company’s employees, including its Executive and Corporate Officers, which is available for review on the Company’s website (www.wellsgardner.com) under its Investor Relations Corporate Governance section.

Item 11. EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference under the captions “2010 Summary Compensation Table,  “2010 Outstanding Equity Awards at Fiscal Year-End Table”, and “2010 Director Compensation Table” in the Company’s definitive proxy statement related to its 2011 Annual Meeting.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated by reference under the caption “Securities Beneficially Owned by Principal Shareholders (and Securities Beneficially Owned by Executive Officers and Directors)” in the Company’s definitive proxy statement related to its 2011 Annual Meeting and in Exhibit 13.0 hereto, Company’s 2010 Annual Report, in Note 5 of “Notes to the Consolidated Financial Statements.”

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The Information required by this Item is incorporated by reference under the captions “Certain Transactions with Management” and “Committees of the Board of Directors” in the Company’s definitive proxy statement related to its 2011 Annual Meeting.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated by reference under the caption “Independent Certified Public Accountants” in the Company’s definitive proxy statement related to its 2011 Annual Meeting.

PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1) The following financial statements required by Part II, Item 8 of this annual report and are included in Exhibit 13.0 hereto:

-	Consolidated Balance Sheets as of December 31, 2010 and 2009

-	Consolidated Statements of Operations for years ended December 31, 2010, 2009, and 2008

-	Consolidated Statements of Shareholders’ Equity for years ended December 31, 2010, 2009, and 2008

-	Consolidated Statements of Cash Flows for years ended December 31, 2010, 2009, and 2008

-	Notes to the Consolidated Financial Statements

-	Independent Auditors’ Reports

(3) (c) The following exhibits are incorporated by reference or filed herewith:

3.1	Articles of Incorporation of the Company, as amended, filed as Exhibit 3.1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 1994 and incorporated herein by reference.

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

10.4	Sixth Amendment to the Employment Agreement between the Company and Anthony Spier filed as part of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

10.5
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

10.7	Wells-Gardner Electronics Corporation Amended and Restated Executive Stock Award Plan, as amended and filed as Exhibit A to the Definitive Proxy Statement filed March 26, 2009.

10.8
Acquisition of Certain Assets of American Gaming and Electronics dated January 12, 2000, filed as Exhibits 2.1, 2.2 and 2.3 to the Company’s Current Report on Form 8-K, dated January 27, 2000 and incorporated herein by reference.

10.9	Executive Stock Award Plan, filed as Exhibits 4.1 and 4.2 of the Company’s Form S-8, dated May 12, 2000 and incorporated herein by reference.

10.10
Agreement dated July 3, 2006, between the Company and Local 1031, I.B.E.W., AFL-CIO filed as Exhibit 10.9 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 and incorporated herein by reference.

10.11	Agreement dated June 30, 2010 between the Company and Local 1031, I.B.E.W., AFL-CIO filed as part of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

10.12
Credit and Security Agreement with Wells-Fargo Bank, National Association, dated August 21, 2006 filed as Exhibit 10.1 to the Company’s Form 8K/A dated August 25, 2006 and incorporated herein by reference.

10.13
First Amendment to Credit and Security Agreement with Wells-Fargo Bank, National Association, dated March 29, 2007 filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 and incorporated herein by reference.

10.14
Second Amendment to Credit and Security Agreement with Wells-Fargo Bank, National Association, dated June 29, 2007 filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 and incorporated herein by reference.

10.15
Third Amendment to Credit and Security Agreement with Wells-Fargo Bank, National Association, dated September 15, 2009 filed as Exhibit 10.14 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 and incorporated herein by reference.

10.16
Fourth Amendment to Credit and Security Agreement with Wells-Fargo Bank, National Association, dated March 4, 2011 filed as part of  the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

10.17
Audited financial statements of the Company’s joint venture, Wells-Eastern Asia Displays (m) Sdn. Bhd. for the year ended October 5, 2007 filed as Exhibit 10.12 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 and incorporated herein by reference.

10.18
Employment Agreement dated as of May 13, 2008 between the Company and James F. Brace, filed as Exhibit 10.13 of the Company's Current Report on Form 8-K dated May 14, 2009 and incorporated herein by reference.

10.19	Aristocrat Master Supply Agreement with Wells-Gardner Electronics Corporation dated October 13, 2010 filed as part of the Company's Annual Report on Form 10-K for the year ended December 31, 2010.

13.0	Company’s Annual Report to Shareholders for the year ended December 31, 2010.
14.0	Wells-Gardner Code of Business Conduct and Ethics filed as Exhibit 14.0 of the Company's Annual Report on Form 10-K for the year ended December 31, 2008 and incorporated herein by reference.
23.0	Consent of Blackman Kallick LLP.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Statement of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

PRESS RELEASES

The following press releases have been issued during the Company's fiscal year ended December 31, 2010, which are available for review on the Company's website (www.wellsgardner.com) under its Investor Information section:

DATE	TITLE

01/5/10	Wells-Gardner Appoints Management Team To Direct Illinois Video Lottery Terminal Business

01/20/10	Wells-Gardner Announces Sale of its 25,000th LCD Replacement Kit

02/12/10	Wells-Gardner Reports Fiscal 2009 Earnings of $1.1 Million Compared to $204,000 in 2008

02/23/10	Wells-Gardner Announces Stock Dividend

03/02/10	Wells-Gardner Announces Investor Presentation at the Roth Capital Partners Growth Stock Conference in Laguna Niguel, California

04/19/10	Wells-Gardner Announces Appointment of David Silk To Be Senior Vice President of Business Development and Engineering

05/05/10	Wells-Gardner Reports First Quarter 2010 Earnings

06/17/10	Lottomatica Group Subsidiary Spielo Signs Agreement With American Gaming & Electronics To Distribute Video Gaming Terminals In Illinois

07/22/10	Wells-Gardner Announces Its American Gaming & Electronics Subsidiary Has Been Appointed Sales Distributor for North and South America by Nanoptix

08/05/10	Wells-Gardner Reports Second Quarter and First Half 2010 Earnings

11/04/10	Wells-Gardner Reports Third Quarter Earnings 2010

12/21/10	Wells-Gardner Extends CEO's Employment contract To 2014

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WELLS-GARDNER ELECTRONICS CORPORATION

By:	/s/ ANTHONY SPIER	Chairman of the Board, President
	Anthony Spier	& Chief Executive Officer	March 10, 2011

	/s/ JAMES F. BRACE	Executive Vice President, Secretary, Treasurer
	James F. Brace	& Chief Financial Officer
		(Principal Accounting Officer)	March 10, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated.

/s/ ANTHONY SPIER	Chairman of the Board, President
Anthony Spier	& Chief Executive Officer	March 10, 2011

/s/ MERLE BANTA
Merle Banta	Director	March 10, 2011

/s/ MARSHALL L. BURMAN
Marshall L. Burman	Director	March 10, 2011

/s/ FRANK R. MARTIN
Frank R. Martin	Director	March 10, 2011

FINANCIAL SCHEDULE

Schedules not included with this additional financial data have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

SCHEDULE II

UNAUDITED VALUATION AND QUALIFYING ACCOUNTS (in $000’s)

	Year Ended December 31,
ALLOWANCE FOR DOUBTFUL ACCOUNTS	2010	2009	2008
Beginning balance	$248	$160	$154
Additions charged to expense	$26	$101	$31
Deductions	$(18)	$(13)	$(25)
Balance at end of year	$256	$248	$160

INVENTORY OBSOLESCENCE RESERVE:
Beginning balance	$2,549	$2,734	$2,145
Additions charged to expense	$1,167	$970	$1’671
Deductions	$(1,929)	$(1,155)	$(1,082)
Balance at end of year	$1,787	$2,549	$2,734

DEFERRED TAX ASSET VALUATION ALLOWANCE:
Beginning balance	$3,013	$3,569	$3,764
Additions charged (credited to) to expense	$(169)	$(556)	$(195)
Balance at end of year	$2,844	$3,013	$3,569

WARRANTY RESERVE:
Beginning balance	$90	$183	$200
Additions	$114	$160	$334
Payments	$(129)	$(253)	$(351)
Balance at end of year	$75	$90	$183