Form 10-Q
period 2011-03-31
WELLS GARDNER ELECTRONICS CORP
filed 2011-05-11
CIK 105608

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2011.
or
[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____________ to ____________

Commission File Number 1-8250

WELLS-GARDNER ELECTRONICS CORPORATION
(Exact name of registrant as specified in its charter)

Illinois	36-1944630
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

9500 West 55th Street, Suite A, McCook, Illinois	60525-3605
(Address of principal executive offices)	(Zip Code)

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

As of May 6, 2011 approximately 11,602,000 shares of the Common Stock, $1.00 par value of the registrant were outstanding.

WELLS-GARDNER ELECTRONICS CORPORATION

FORM 10-Q TABLE OF CONTENTS

For The Three Months Ended March 31, 2011

PART I – FINANCIAL INFORMATION

Item 1.
Financial Statements:

Condensed Consolidated Statements of Earnings (unaudited)
-	Three Months Ended March 31, 2011 & 2010

Condensed Consolidated Balance Sheets
-	March 31, 2011 & 2010 (unaudited) & December 31, 2010

Condensed Consolidated Statements of Cash Flows (unaudited)
-	Three Months Ended March 31, 2011 & 2010

Notes to the Unaudited Condensed Consolidated Financial Statements

Item 2.
Management's Discussion & Analysis of Financial Condition & Results of Operations

Item 3.
Quantitative & Qualitative Disclosures about Market Risk

Item 4.
Controls & Procedures

PART II - OTHER INFORMATION

Item 1.
Legal Proceedings

Item 1A.
Risk Factors

Item 5.
Other Information

Item 6.
Exhibits

SIGNATURES

Item 1. Financial Statements

WELLS-GARDNER ELECTRONICS CORPORATION
Condensed Consolidated Statements of Earnings (unaudited)
Three Months Ended March 31, 2011 and 2010

	Three Months Ended March 31
	2011	2010
Net sales	$10,807,000	$11,576,000
Cost of sales	8,890,000	9,434,000
Gross margin	1,917,000	2,142,000
Engineering, selling & administrative expenses	2,129,000	1,992,000
Operating Earnings	(212,000)	150,000
Interest expense	29,000	42,000
Other expense, net	-	-
Income tax expense	(1,000)	3,000
Net Earnings	$(240,000)	$105,000

Earnings per share:
Basic earnings per share	$(0.02)	$0.01
Diluted earnings per share	$(0.02)	$0.01

Basic average common shares outstanding	11,562,715	11,512,927
Diluted average common shares outstanding	11,571,434	11,523,457

**See accompanying notes to the unaudited condensed consolidated financial statements

WELLS-GARDNER ELECTRONICS CORPORATION
Condensed Consolidated Balance Sheets

	March 31,	March 31,	December 31,
	2011	2010	2010
	(unaudited)	(unaudited)
Assets:
Current assets
Cash	$89,000	$408,000	$29,000
Accounts receivable, net	7,150,000	7,250,000	4,761,000
Accounts receivable, subcontractor	4,658,000	7,047,000	2,956,000
Inventory	7,718,000	9,330,000	8,600,000
Other current assets	953,000	1,164,000	676,000
Total current assets	$20,568,000	$25,199,000	$17,022,000

Property, plant & equipment, net	388,000	274,000	421,000

Other assets:
Deferred tax asset, net	177,000	177,000	177,000
Goodwill	1,329,000	1,329,000	1,329,000
Total other assets	1,506,000	1,506,000	1,506,000
Total assets	$22,462,000	$26,979,000	$18,949,000

Liabilities:
Current liabilities
Accounts payable	$1,324,000	$1,744,000	$878,000
Accounts payable, subcontractor	3,061,000	5,372,000	1,165,000
Accrued expenses	1,482,000	982,000	892,000
Total current liabilities	$5,867,000	$8,098,000	$2,935,000

Long-term liabilities:
Note payable	1,366,000	3,576,000	565,000
Total liabilities	$7,233,000	$11,674,000	$3,500,000

Shareholders' Equity:
Common stock*: authorized 25,000,000 shares
$1.00 par value; shares issued and outstanding:
11,602,233 shares as of March 31, 2011
11,537,946 shares as of March 31, 2010
11,537,630 shares as of December 31, 2010	$11,602,000	$10,989,000	$10,988,000
Additional paid-in capital	5,050,000	5,506,000	5,515,000
Accumulated deficit	(1,156,000)	(1,002,000)	(916,000)
Unearned compensation	(267,000)	(188,000)	(138,000)
Total shareholders' equity	15,229,000	15,305,000	15,449,000
Total liabilities & shareholders' equity	$22,462,000	$26,979,000	$18,949,000

See accompanying notes to the unaudited condensed consolidated financial statements

*Common Stock has been adjusted to reflect 5% stock dividend paid on 4/9/2010 & 3/31/2011.

WELLS-GARDNER ELECTRONICS CORPORATION
Condensed Consolidated Statements of Cash Flows (unaudited)
Three Months Ended March 31, 2011 and 2010

	Three Months Ended
	March 31,	March 31,
	2011	2010
Cash flows from operating activities:
Net (loss) earnings	$(240,000)	$105,000
Adjustments to reconcile net (loss) earnings to
net cash used in operating activities:
Depreciation and amortization	54,000	34,000
Bad debt expense	2,000	4,000
Amortization of unearned compensation	18,000	18,000
Changes in current assets & liabilities
Accounts receivable	(2,391,000)	(106,000)
Inventory	882,000	(1,322,000)
Prepaid expenses & other	(277,000)	(84,000)
Accounts payable	446,000	399,000
Due to/from subcontractor	194,000	165,000
Accrued expenses	590,000	(311,000)
Net cash used in operating activities	$(722,000)	$(1,098,000)

Cash used in investing activities:
Additions to plant & equipment, net	(21,000)	(43,000)
Net cash used in investing activities	$(21,000)	$(43,000)

Cash provided by financing activities:
Borrowings - note payable	801,000	1,398,000
Proceeds from shares issued, options exercised and purchase plan	2,000	20,000
Net cash provided by financing activities	$803,000	$1,418,000

Net increase in cash	60,000	277,000
Cash at beginning of period	29,000	131,000
Cash at end of period	$89,000	$408,000

Supplemental cash flow disclosure:
Interest paid	28,000	42,000
Taxes paid	0	3,000

See accompanying notes to the unaudited condensed consolidated financial statements

WELLS-GARDNER ELECTRONICS CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements

1.           In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, which are necessary for a fair presentation of the financial position and results of operations for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted.  These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes included in the Company's 2010 Annual Report to Shareholders. The results of operations for the three months ended March 31, 2011 are not necessarily indicative of the operating results for the full year.

2.           On February 24, 2011, the Company declared a five percent (5%) stock dividend payable to all common stock shareholders of record on March 15, 2011.  The dividend was paid on March 31, 2011.  For all periods presented, the earnings per share have been retroactively restated to reflect the stock dividend.

3.           Basic earnings per share are based on the weighted average number of shares outstanding whereas diluted earnings per share include the dilutive effect of unexercised common stock equivalents. Potentially dilutive securities are excluded from diluted earnings per share calculations for periods with a net loss.   For all periods reported, the earnings per share have been retroactively restated to reflect the stock dividends issued in 2010 and 2011.

4.           The Company maintains an Incentive Stock Option and Stock Award Plan under which officers and key employees may acquire up to a maximum of 2,052,408 common shares.  The Board of Directors approved an increase in the number of authorized shares for the Stock Award Plan from 300,000 to 600,000 on February 20, 2009 which was ratified by the shareholders on May 12, 2009.

Stock Options
The Company’s Stock Option Plan ended on December 31, 2008.  Options were granted through December 31, 2008 at an option price not less than fair market value on the date of grant and are exercisable not earlier than six months nor later than ten years from the date of grant. Options vest over two and three year periods. As of March 31, 2011, 5 persons held outstanding options and were eligible to participate in the plan. Such options expire on various dates through April 8, 2014.

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

The following table summarizes information about stock options outstanding for the three months ending March 31, 2011:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at beginning of year	34,365	$1.79
Granted	0	$0.00
Forfeited	0	$0.00
Exercised	(1,843)	$1.39
Outstanding, March 31, 2011	32,522	$1.81	1.9	$9,431
Exercisable, March 31, 2011	32,522	$1.81	1.9	$9,431

Restricted Shares
The employees will earn the restricted shares in exchange for services to be provided to the Company over a three year or five-year vesting period. All shares granted are governed by the Company’s Stock Award Plan, which was approved by shareholders in 2000. As of March 31, 2011, 174,066 restricted shares are outstanding on a dividend adjusted basis. Total unrecognized compensation cost related to unvested stock awards is approximately $267,000 and is expected to be recognized over a weighted average period of 2.5 years.

The following table summarizes information regarding Restricted Share activity for the three months ending March 31, 2011:
	Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2010	152,460	$1.54
Granted	63,000	$2.33
Vested	(41,394)	$0.99
Forfeited	0	$0.00
Unvested, March 31, 2011	174,066	$1.96

5.           Our inventory detail as of March 31, 2011, March 31, 2010 and December 31, 2010 was as follows:

	March 31,	March 31,	December 31,
(in $000's)	2011	2010	2010
	(unaudited)	(unaudited)
Inventory:
Raw materials	$3,281	$3,616	$3,097
In transit finished goods	1,576	1,515	948
Finished goods	2,861	4,199	4,555
Total	$7,718	$9,330	$8,600

6.           On March 4, 2011, the Company signed an amendment to extend the term of the credit agreement with Wells Fargo Bank to August 21, 2014.  The credit agreement is a $12 million revolving facility. The credit facility has an interest rate of three month LIBOR plus 375 basis points, plus other fees including annual maintenance and exam fees with a minimum interest charge per month, which currently is $10,000 per month.  Substantially all assets of the Company are utilized as collateral for this credit facility and the Company must maintain certain financial covenants including minimum book net worth, minimum net earnings, maximum capital expenditures and maximum compensation increases.  The financial covenants were modified for 2011 to account for the investment which the Company is making into the Video Lottery market, however the financial covenants will return to their original state for 2012 through 2014.  The Company is in compliance with all of its covenants at March 31, 2011.

7.           An income tax valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The net change in the valuation allowance for the three months ended March 31, 2011 was an increase of $128,000 to recognize the increase in deferred tax assets during the first three months. The net deferred tax asset of $177,000 as of March 31, 2011 represents the Company’s belief that it is more likely than not that a profit will be generated through the end of 2012, which will allow the Company to use a portion of the current net operating loss carry forwards.  As of December 31, 2010, the Company has net operating loss carry forwards for Federal income tax purposes of approximately $5,412,000, which are available to offset future Federal taxable income, if any, through 2022. The Company also has alternative minimum tax credit carry forwards of approximately $136,000, which are available to reduce future Federal regular income taxes, if any, over an indefinite period. No tax benefits are set to expire in the next twelve months that may have an impact upon the Company’s effective tax rate.

The Company files tax returns in the U.S. federal jurisdiction and various state jurisdictions. The tax years 2007, 2008, 2009 and 2010 remain open to examinations. Our policy is to recognize interest and penalties related to uncertain tax positions in income tax expense. During the three months ended March 31, 2011, the Company did not recognize expense for interest or penalties related to income tax, and do not have any amounts accrued at March 31, 2011, as the Company does not believe it has taken any uncertain income tax positions.

The Company has received notification from the IRS that the audit of the 2008 and 2009 tax years has been completed with no adjustments.  The Company is currently undergoing an Illinois income tax audit for tax years 2008 and 2009.  The Company does not believe that there will be a material adjustment from this audit.

8.           The Company terminated a Licensing Agreement with Dimension Technologies, Inc. (“DTI”) dated November 11, 2008 effective October 27, 2010, following the expiration of a 90-day notice period.  On October 26, 2010 DTI made a formal demand to the American Arbitration Association naming the Company as respondent, which Arbitration Demand was served on the Company November 1, 2010.  The Arbitration Demand makes reference to a breach of the Licensing Agreement, as well as misrepresentation, conversion, and unfair competition relative to the Company’s alleged use of DTI’s proprietary technology and business information and references a claim in the amount for $5,000,000.

The case is currently being heard and the Company expects resolution during 2011.  The Company does not believe there is any factual basis for the claims in the Arbitration Demand nor of the claim amount asserted and believes its actions in connection with the termination of the License Agreement were consistent with the terms of such agreement.  The Company believes that the ultimate resolution of this proceeding will not have a material impact on the Company’s financial condition, results of operations or cash flows.

9.           The Company accounts for its goodwill resulting from its purchase of American Gaming and Electronics, Inc. in conformity with GAAP USA. GAAP USA requires that goodwill not be amortized, but instead be tested for impairment at least annually, which the Company does annually in the fourth quarter. The Company determined that there was no impairment of goodwill in 2010 and 2009 by utilization of a discounted cash flow analysis.  However, there is no certainty in future periods that the Fair Value of the American Gaming & Electronics reporting unit will exceed its carrying value, particularly due to the late January 2011 Illinois Appellate Court ruling overturning four legislative acts (one of which authorized the operation of video lottery terminals in bars and fraternal organizations) and current general economic conditions.  If the Illinois Supreme Court does not overturn the Illinois appellate court decision or the Illinois legislature does not re enact the related legislative acts separately, then it is highly likely that some portion or all of the goodwill will be impaired.  Management expects a favorable outcome upholding the acts from the court or the legislature. The Company tested for impairment at March 31, 2011 and determined there was no impairment at this time.  Subsequent events through the date the financial statements were issued were considered in the analysis.  The Company plans to re-evaluate the goodwill analysis as appropriate until the validity of the acts are resolved.

10.           The Company has evaluated subsequent events through the date the financial statements were issued for the three months ended March 31, 2011.

Item 2. Management's Discussion & Analysis of Financial Condition & Results of Operations

Three Months Ended March 31, 2011 & 2010

For the first quarter ended March 31, 2011, net sales decreased 7% to $10,807,000 compared to $11,576,000 the first quarter 2010.  Overall video display unit volume decreased 2,700 units or 10% year over year.  Video display average selling price increased 5% year over year in the quarter.  The net of the video display volume decrease and selling price increase resulted in a video display sales decrease of $544,000.  Parts sales increased by $28,000 and used games sales decreased $253,000 in the first quarter 2011 compared to the same quarter 2010.  Gaming sales for the first quarter decreased by 12% to $9,510,000 from $10,798,000 in the first quarter prior year due to lower video display volume in the gaming market.  Amusement sales increased by 67% to $1,297,000 in the first quarter 2011 from $778,000 in the first quarter 2010 due to higher sales to two OEM customers.  As a result, gaming sales accounted for 88% of total sales and amusement sales accounted for 12% of total sales in the first quarter 2011 compared to 93% and 7% respectively in the same quarter 2010.

Gross margin for the first quarter 2011 decreased $225,000 to $1,917,000 or 17.7% of sales compared to $2,142,000 or 18.5% in the first quarter 2010 resulting in 0.8 percentage point reduction of the gross margin.  Decreased unit volume accounted for the $142,000 of the $225,000 decline in the gross margin and decreased margin spread accounted for $83,000 of the decline.  The company is concentrating on new parts lines with improved margins and continues to introduce new lower cost video display products for all markets.

Operating expense increased by $137,000 in the first quarter 2011 compared to the same quarter 2010.  Due to slightly lower sales and higher legal expenses, operating expenses as a percent of sales increased to 19.7% in the quarter from 17.2% of sales in the same quarter last year.  Operating expenses increased $41,000 in the first quarter compared to the same period the prior year to support the new video lottery business, while other operating expenses increased by $96,000.  The $96,000 increase in other operating expenses was due to a $173,000 increase in legal expenses compared to the first quarter last year offset by $77,000 lower sample, recruiting and sales commission expense. The Company continues to control its headcount and to place emphasis on operating expense control.

Operating income decreased by $362,000 to a loss of ($212,000) in the first quarter 2011 compared to income of $150,000 in the first quarter 2010 due to lower sales and gross margin and higher operating expenses.  Operating income would have been $142,000 greater had the Company not made the investments in the Illinois VLT market.

Interest expense was $29,000 in the first quarter 2011 compared to $42,000 in the first quarter 2010 due to lower average debt balances.  Other expense was zero credit in the first quarter 2011 and the first quarter 2010.

Income tax expense was a $1,000 credit in the first quarter 2011 compared to $3,000 expense in the first quarter 2010.

Net income was a loss of ($240,000) in the first quarter 2011 compared to $105,000 income in the first quarter 2010.  For the first quarter 2011 basic and diluted earnings per share was a loss of ($0.02) compared to basic and diluted earnings per share of $0.01 in the first quarter 2010.

Outlook

The Company is projecting sales of between $45 million and $48 million in 2011 based on our projection that the Illinois Video Lottery business is expected to begin in the first quarter 2012. The Illinois Supreme Court will be ruling on the legality of the Capital Bill, of which the Video Lottery Bill is part, after oral arguments due to begin on May 17, 2011. This will determine the start date of the Video Lottery business. The Company has picked up a significant gaming customer in early 2011. Also management is optimistic about gaining an additional new major gaming customer in 2011. Neither of these customers’ sales was in our 2011 sales plan and would represent a significant increase in Wells Gardner’s global market share. We will continue to aggressively control costs, interest expense and inventory levels ahead of the expected rebound in the slot machine replacement market and start up of new jurisdictions, and in particular the start up of the Video Lottery business in Illinois.

Liquidity & Capital Resources

Cash used in operating activities during the first quarter ended March 31, 2011 was $722,000.

Earnings plus non cash adjustments for the first quarter 2011 was a loss of $166,000.  Accounts receivable increased by $2,391,000 in the first quarter to $7,150,000 on March 31, 2011 due to significantly higher sales the first quarter 2011 compared to the fourth quarter 2010.  Accounts receivable days outstanding increased to 60 days on March 31, 2011 from 56 days on December 31, 2010.  Inventory decreased by $882,000 to $7,718,000 on March 31, 2011 from $8,600,000 on December 31, 2010.  The primary cause of the inventory decrease was higher sales in the first quarter allowing the Company to reduce days in inventory.  As a result, days in inventory decreased to 79 days at March 31, 2011 compared to 125 days on December 31, 2010.  Prepaid expenses increased by $277,000 during the first quarter 2011 due to higher LCD purchases for our subcontractors.  Due from subcontractors increased more than due to subcontractors by $194,000 in the first quarter 2011 due to production increases.  Accounts payable days outstanding increased to 45 days on March 31, 2011 from 39 days on December 31, 2010 due to continuing production increases resulting in accounts payable increase of $446,000 for the quarter.  Accrued expenses increased by $590,000 in the first quarter due to LCD inventory received not yet billed.

During the first quarter 2011, cash provided by investing activities was zero.  Cash used by investing activities during the quarter was $21,000 primarily for the purchase of IT phone equipment and showroom accessories to support the Illinois VLT business.

Long-term notes payable increased by $801,000 to $1,366,000 on March 31, 2011 from $565,000 on December 31, 2010.  Proceeds from options exercised were $2,000 during the first quarter 2011.  These proceeds resulted in $803,000 of cash provided by financing activities.

Cash increased $60,000 from December 31, 2010 to $89,000 as of March 31, 2011.

The Company is subject to certain market risks, mainly interest rates.  On August 21, 2006, the Company entered into a four-year $15 million revolving credit facility with Wells Fargo Bank NA.  The Company must maintain certain financial covenants including minimum book net worth, minimum net earnings, maximum capital expenditures and maximum compensation increases. Substantially all assets of the Company are utilized as collateral for this credit facility.  On September 15, 2010, the Company amended the term of the credit agreement extending it three years to August 21, 2013.  The amended credit agreement reduced the revolving credit facility from $15 million to $12 million.  The financial covenants, which remained the same, now include a provision that any future write off of goodwill will be an add back to the net worth and earnings covenants.  On March 04, 2011, the Company signed an amendment to extend the term of the credit agreement with Wells Fargo Bank one year to August 21, 2014.  The amended credit facility has an interest rate of three month LIBOR plus 375 basis points, plus other fees including annual maintenance and exam fees.  In addition, the Company pays $32,000 credit insurance on selected foreign receivables.  The financial covenants were modified for 2011 to account for the investment which the Company is making into the Video Lottery market, however the financial covenants will return to their original amounts December 31, 2011 through August, 2014.  An adverse change in interest rates during the time that this debt is outstanding would cause an increase in the amount of interest paid.  As of March 31, 2011, the Company had total outstanding bank debt of $1.4 million at an average interest rate of 4.05%.

Item 3. Quantitative & Qualitative Disclosures about Market Risk

There have been no material changes to the Company’s market risk during the three months ended March 31, 2011.  For additional information on market risk, refer to the “Quantitative and Qualitative Disclosures about Market Risk” section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

The Company is subject to certain market risks, mainly interest rate risk.  In August 2006, the Company entered into a four-year secured credit facility with Wells Fargo Bank.  In September 2010, the Company entered into a three-year extension of the credit facility.  On March 4, 2011, the Company entered into an additional one year extension of the credit facility.

As of March 31, 2011, the Company had total outstanding bank debt of $1.4 million at an average interest rate of 4.05%.  The loan is at three month Libor plus 3.75% with a minimum interest charge of $10,000 per month. All of the Company’s debt is subject to variable interest rates at this time. An adverse change in interest rates during the time that this debt is outstanding would cause an increase in the amount of interest paid. If the debt would exceed approximately $2.95 million, then a 100 basis point increase in interest rates would result in additional interest expense recognized in the financial statements. The Company may make payments towards the loans at any time without penalty.  However, there is a minimum interest charge of $10,000 per month through August, 2012 which reduces to $5,000 per month through August, 2013.

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

Item 4. Controls & Procedures

The Company has established a Disclosure Committee, which is made up of the Company’s Chief Executive Officer, Chief Financial Officer and other members of management. The Disclosure Committee conducts an evaluation of the effectiveness of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) as of the end of the period covered by this report. While the Company has limited resources and cost constraints due to its size, based on the evaluation required by Rule 13a-15(b), the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this quarterly report has been made known to them. As of March 31, 2011, there have been no known significant changes in internal controls or in other factors that could significantly affect these controls.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

1)    In April, 2010, the Company filed a patent infringement lawsuit and in July, 2010 served the lawsuit against a competitor for infringement of one of its granted patents.  The Company and the defendant engaged in extensive discovery from October, 2010 through February, 2011.  On April 14, 2011, the U.S. District Court, Northern District of Illinois ruled that on a narrowly defined basis the Company's patent was valid, but that the defendant did not infringe the more narrowly defined claims of the patent.  The Company has chosen not to appeal the decision, granted a license to the defendant in exchange for minimal consideration and, therefore, the patent infringement case is closed.

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

In December, 2010 an arbitrator was chosen.  There have been three arbitration conferences to date.  The arbitrator has designated May through September for mutual discovery and has set a hearing date for late October, 2011.

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

Item 5. Other Information

Submission of Matters to a Vote of Security Holders.

Wells-Gardner Electronics Corporation (the "Company") held its Annual Meeting of Shareholders on May 10, 2011.  The following is a summary of the matters voted on at that meeting.

(a)
The shareholders elected the Company's entire Board of Directors.  The persons elected to the Company's Board of Directors and the number of shares cast for, the number of shares withheld, and broker non-votes, with respect to each of these persons, were as follows:

Name	Votes For	Votes Withheld	Broker Non-Votes

Merle H. Banta	4,121,368	1,472,138	3,915,996
Marshall L. Burman	4,141,615	1,451,891	3,915,996
Frank R. Martin	4,145,198	1,448,308	3,915,996
Anthony Spier	4,143,946	1,449,560	3,915,996

(b)
The shareholders ratified the appointment of Blackman Kallick, LLP as independent certified public accountants of the Company for the fiscal year ending December 31, 2011.  The number of shares cast in favor of the ratification of Blackman Kallick, LLP, the number against, the number abstaining, and broker non-votes were as follows:

For	Against	Abstain	Broker Non-Votes
8,149,802	82,350	1,277,350	0

Item 6. Exhibits

(a).	Exhibits:

	Exhibit 31.1	-	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	Exhibit 31.2	-	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	Exhibit 32.1	-	Statement of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b).	Press Releases:

The following press releases have been issued by the Company during the Company’s first three months 2011, which are available on the Company’s website (www.wellsgardner.com) under its Investor Information section:

DATE	TITLE

02/16/11	Wells-Gardner Reports Fourth Quarter and Full Year 2010 Earnings

02/18/11	Wells-Gardner Announces Investor Presentation at the Roth Capital Partners Growth Stock Conference in Laguna Niguel, California

03/04/11	/ CORRECTION - Wells-Gardner (Announces Stock Dividend)

05/04/11	Wells-Gardner Reports First Quarter Earnings

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WELLS-GARDNER ELECTRONICS CORPORATION

Date:	May 11, 2011	By:
James F. Brace
Executive Vice President,
Chief Financial Officer,
Treasurer & Corporate Secretary