Form 10-K/A
period 2010-12-31
WELLS GARDNER ELECTRONICS CORP
filed 2011-08-03
CIK 105608

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A
(Amendment No. 1)

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
Act of 1934 for the fiscal year ended December 31, 2010 or
☐ Transition Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
for the transition period from _____________ to _______________

Commission File Number: 001-8250

WELLS-GARDNER ELECTRONICS CORPORATION
(Exact Name of registrant as specified in its charter)

Illinois	36-1944630
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

9500 West 55th Street, Suite A
McCook, Illinois	60525-3605
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (708) 290-2100
Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered
Common Stock, $1.00 Par Value	NYSE Amex

Securities registered pursuant to Section 12(g) of the Act: NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.	☐ Yes	☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.	☐ Yes	☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such short period that the registrant was required to submit and post such files). ☒ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to this Form 10-K. ☐ Yes ☒ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check One):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller Company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐Yes ☒No

As of July 29th, 2011, the aggregate market value of the registrant’s voting stock held by non-affiliates of the registrant was approximately $21,634,000 (assuming for the purposes hereof, that directors, executive officers and 10% or greater stockholders of the registrant are affiliates of the registrant), based upon the closing price of the registrant’s Common Stock of $1.99.

As of July 29, 2011, there were approximately 11,602,000 shares of the registrant’s common stock outstanding.

Documents Incorporated by Reference
Portions of the registrant’s Form 10-K for the fiscal year ended December 31, 2010 initially filed with the Securities and Exchange Commission (“SEC”) on March 10, 2011 (the “Original Filing”) are incorporated by reference in Item 15.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Form 10-K/A”) to our original Filing, is being filed to make clarification, based on the approval by the SEC of the Company’s Request for Confidential Treatment to parts of Exhibit 10.19 as previously filed with the Original Filing.  In addition, pursuant to the rules of the SEC and the approval by the SEC of the Company’s Request for Confidential Treatment, the exhibit list included in Item 15 of the Original Filing has been amended to reflect the Company’s request for confidential treatment of portions of Exhibit 10.19, and that portions of Exhibit 10.19 have been omitted, pursuant to the Company’s request and as approved by the SEC  for Confidential Treatment.   Except for the foregoing amended information, this Form 10-K/A does not amend or update any other information contained in the Original Filing.

PART IV

Item 15.  Exhibits, Financial Statement Schedules

Documents filed with this report.

(1)	Exhibits

The exhibits listed in the accompanying index are filed as part of this report or incorporated by reference as indicated therein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WELLS-GARDNER ELECTRONIC CORPORATION
By:		Chairman of the Board, President & Chief Executive Officer	August 3, 2011
Anthony Spier

		Executive Vice President, Secretary, Treasurer	August 3, 2011
	James F. Brace	& Chief Financial Officer
(Principal Accounting Officer)

EXHIBIT INDEX
ANNUAL REPORT ON FORM 10-K/A

*(a) (1)		The following financial statements required by Part II, Item 8 of this annual report and are included in Exhibit 13.0 hereto

	-	Consolidated Balance Sheets as of December 31, 2010 and 2009
	-	Consolidated Statements of Operations for years ended December 31, 2010, 2009, and 2008
	-	Consolidated Statements of Shareholders’ Equity for years ended December 31, 2010, 2009, and 2008
	-	Consolidated Statements of Cash Flows for years ended December 31, 2010, 2009, and 2008
	-	Notes to the Consolidated Financial Statements
	-	Independent Auditors’ Report

(3) (c)		The following exhibits are incorporated by reference or filed herewith:

3.1		Articles of Incorporation of the Company, as amended, filed as Exhibit 3.1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 1994 and incorporated herein by reference.

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

10.2
First, Second, Third and Fourth Amendment to the Employment Agreement between the Company and Anthony Spier filed as Exhibit 10.15 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference.

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

10.5
Wells-Gardner Electronics Corporation Employee 401K plan dated January 1, 1990, as amended, filed as Exhibit 10.10 of the Company’s Annual Report on Form10-K for the year ended December 31, 1993 and incorporated herein by reference.

10.6	Wells-Gardner Electronics Corporation Amended and Restated Incentive Stock Plan, as amended and filed as Exhibit 4.1 of the Company’s Form S-8, dated August 21, 1998 and incorporated herein by reference

10.7	Wells-Gardner Electronics Corporation Amended and Restated Executive Stock Award Plan, as amended and filed as Exhibit A to the Definitive Proxy Statement filed March 26, 2009.

10.8	Acquisition of Certain Assets of American Gaming and Electronics dated January 12, 2000, filed as Exhibits 2.1, 2.2 and 2.3 to the Company’s Current Report on Form 8-K, dated January 27, 2000 and incorporated herein by reference.

10.9	Executive Stock Award Plan, filed as Exhibits 4.1 and 4.2 of the Company’s Form S-8, dated May 12, 2000 and incorporated herein by reference.

10.10	Agreement dated July 3, 2006, between the Company and Local 1031, I.B.E.W., AFL-CIO filed as Exhibit 10.9 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 and incorporated herein by reference.

10.11	Agreement dated June 30, 2010 between the Company and Local 1031, I.B.E.W., AFL-CIO filed as part of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

10.12	Credit and Security Agreement with Wells-Fargo Bank, National Association, dated August 21, 2006 filed as Exhibit 10.1 to the Company’s Form 8K/A dated August 25, 2006 and incorporated herein by reference.

10.13	First Amendment to Credit and Security Agreement with Wells-Fargo Bank, National Association, dated March 29, 2007 filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 and incorporated herein by reference.

10.14	Second Amendment to Credit and Security Agreement with Wells-Fargo Bank, National Association, dated June 29, 2007 filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 and incorporated herein by reference.

10.15	Third Amendment to Credit and Security Agreement with Wells-Fargo Bank, National Association, dated September 15, 2009 filed as Exhibit 10.14 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 and incorporated herein by reference.

10.16	Fourth Amendment to Credit and Security Agreement with Wells-Fargo Bank, National Association, dated March 4, 2011 filed as part of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

10.17	Audited financial statements of the Company’s joint venture, Wells-Eastern Asia Displays (m) Sdn. Bhd. for the year ended October 5, 2007 filed as Exhibit 10.12 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 and incorporated herein by reference.

10.18	Employment Agreement dated as of May 13, 2008 between the Company and James F. Brace, filed as Exhibit 10.13 of the Company's Current Report on Form 8-K dated May 14, 2009 and incorporated herein by reference.

**10.19	Aristocrat Master Supply Agreement with Wells-Gardner Electronics Corporation dated October 13, 2010 filed as part of the Company's Annual Report on Form 10-K for the year ended December 31, 2010.

*13.0	Company’s Annual Report to Shareholders for the year ended December 31, 2010.

14.0	Wells-Gardner Code of Business Conduct and Ethics filed as Exhibit 14.0 of the Company's Annual Report on Form 10-K for the year ended December 31, 2008 and incorporated herein by reference.

*23.0	Consent of Blackman Kallick LLP.

*31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Statement of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Exhibit has previously been filed with the Securities and Exchange Commission as part of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 which was initially filed on March 10, 2011 and is incorporated herein by reference as an exhibit.

**	A redacted copy of this Exhibit was filed as part of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 which was initially filed on March 10, 2011. The Company is filing an additional redacted copy of Exhibit 10.19 with this Form 10-K/A which indicates that portions of Exhibit 10.19 have been omitted pursuant to a request by the Company for confidential treatment of the omitted portions and as approved by the SEC.