Form 10-Q
period 2011-06-30
WELLS GARDNER ELECTRONICS CORP
filed 2011-08-10
CIK 105608

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2011.
or
[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____________ to ____________

Commission File Number 1-8250

WELLS-GARDNER ELECTRONICS CORPORATION
(Exact name of registrant as specified in its charter)

Illinois	36-1944630
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

9500 West 55th Street, Suite A, McCook, Illinois	60525-3605
(Address of principal executive offices)	(Zip Code)

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

As of August 5, 2011 approximately 11,602,000 shares of the Common Stock, $1.00 par value of the registrant were outstanding.

WELLS-GARDNER ELECTRONICS CORPORATION

FORM 10-Q TABLE OF CONTENTS

For The Three Months and Six Months Ended June 30, 2011

PART I – FINANCIAL INFORMATION

Item 1.
Financial Statements:

Condensed Consolidated Statements of Earnings (unaudited)
-	Three Months and Six Months Ended June 30, 2011 & 2010

Condensed Consolidated Balance Sheets
-	June 30, 2011 & 2010 (unaudited) & December 31, 2010

Condensed Consolidated Statements of Cash Flows (unaudited)
-	Three Months and Six Months Ended June 30, 2011 & 2010

Notes to the Unaudited Condensed Consolidated Financial Statements

Item 2.
Management's Discussion & Analysis of Financial Condition & Results of Operations

Item 3.
Quantitative & Qualitative Disclosures about Market Risk

Item 4.
Controls & Procedures

PART II - OTHER INFORMATION

Item 1.
Legal Proceedings

Item 1A.
Risk Factors

Item 6.
Exhibits

SIGNATURES

Item 1. Financial Statements

WELLS-GARDNER ELECTRONICS CORPORATION
Condensed Consolidated Statements of Earnings (unaudited)
Three Months and Six Months Ended June 30, 2011 and 2010

	Three Months Ended June 30		Six Months Ended June 30
	2011	2010	2011	2010
Net sales	$13,150,000	$15,388,000	$23,957,000	$26,964,000
Cost of sales	10,466,000	12,568,000	19,356,000	22,002,000
Gross margin	2,684,000	2,820,000	4,601,000	4,962,000
Engineering, selling & administrative expenses	2,042,000	2,316,000	4,171,000	4,308,000
Operating Earnings	642,000	504,000	430,000	654,000
Interest expense	33,000	69,000	61,000	111,000
Income tax expense (benefit)	9,000	(6,000)	9,000	(3,000)
Net Earnings	$600,000	$441,000	$360,000	$546,000

Earnings per share:
Basic earnings per share	$0.05	$0.04	$0.03	$0.05
Diluted earnings per share	$0.05	$0.04	$0.03	$0.05

Basic average common shares outstanding	11,602,233	11,542,405	11,582,474	11,527,665
Diluted average common shares outstanding	11,607,410	11,547,329	11,589,591	11,535,221

See accompanying notes to the unaudited condensed consolidated financial statements

WELLS-GARDNER ELECTRONICS CORPORATION
Condensed Consolidated Balance Sheets

	June 30,	June 30,	December 31,
	2011	2010	2010
	(unaudited)	(unaudited)
Assets:
Current assets
Cash	$190,000	$214,000	$29,000
Accounts receivable, net	9,031,000	11,852,000	4,761,000
Accounts receivable, subcontractor	7,178,000	6,507,000	2,956,000
Inventory	10,668,000	8,513,000	8,600,000
Other current assets	847,000	663,000	676,000
Total current assets	$27,914,000	$27,749,000	$17,022,000

Property, plant & equipment, net	333,000	252,000	421,000

Other assets:
Deferred tax asset, net	177,000	177,000	177,000
Goodwill	1,329,000	1,329,000	1,329,000
Total other assets	1,506,000	1,506,000	1,506,000
Total assets	$29,753,000	$29,507,000	$18,949,000

Liabilities:
Current liabilities
Accounts payable	$1,921,000	$1,315,000	$878,000
Accounts payable, subcontractor	6,554,000	5,298,000	1,165,000
Accrued expenses	1,005,000	1,316,000	892,000
Total current liabilities	$9,480,000	$7,929,000	$2,935,000

Long-term liabilities:
Note payable	4,422,000	5,813,000	565,000
Total liabilities	$13,902,000	$13,742,000	$3,500,000

Shareholders' Equity:
Common stock*: authorized 25,000,000 shares
$1.00 par value; shares issued and outstanding:
11,602,233 shares as of June 30, 2011
11,534,033 shares as of June 30, 2010
11,537,630 shares as of December 31, 2010	$11,602,000	$10,985,000	$10,988,000
Additional paid-in capital	5,050,000	5,513,000	5,515,000
Accumulated deficit	(556,000)	(561,000)	(916,000)
Unearned compensation	(245,000)	(172,000)	(138,000)
Total shareholders' equity	15,851,000	15,765,000	15,449,000
Total liabilities & shareholders' equity	$29,753,000	$29,507,000	$18,949,000

See accompanying notes to the unaudited condensed consolidated financial statements

*Common Stock has been adjusted to reflect 5% stock dividend paid on 3/31/2011.

WELLS-GARDNER ELECTRONICS CORPORATION
Condensed Consolidated Statements of Cash Flows (unaudited)
Three Months and Six Months Ended June 30, 2011 and 2010

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30	June 30
	2011	2010	2011	2010
Cash flows from operating activities:
Net earnings	$600,000	$441,000	$360,000	$546,000
Adjustments to reconcile net earnings to
net cash used in operating activities:
Depreciation and amortization	55,000	34,000	109,000	68,000
Bad debt expense	(36,000)	11,000	(34,000)	15,000
Amortization of unearned compensation	22,000	19,000	40,000	37,000
Changes in current assets & liabilities
Accounts receivable	(1,845,000)	(4,529,000)	(4,236,000)	(4,719,000)
Inventory	(2,950,000)	817,000	(2,068,000)	(505,000)
Prepaid expenses & other	106,000	501,000	(171,000)	417,000
Accounts payable	597,000	(429,000)	1,043,000	(30,000)
Due to/from subcontractor	973,000	466,000	1,167,000	631,000
Accrued expenses	(477,000)	250,000	113,000	23,000
Net cash used in operating activities	$(2,955,000)	$(2,419,000)	$(3,677,000)	$(3,517,000)

Cash used in investing activities:
Additions to plant & equipment, net	0	(12,000)	(21,000)	(55,000)
Net cash used in investing activities	$0	$(12,000)	$(21,000)	$(55,000)

Cash provided by financing activities:
Borrowings - note payable	3,056,000	2,237,000	3,857,000	3,635,000
Proceeds from shares issued, options exercised and purchase plan	0	0	2,000	20,000
Net cash provided by financing activities	$3,056,000	$2,237,000	$3,859,000	$3,655,000

Net increase in cash	101,000	(194,000)	161,000	83,000
Cash at beginning of period	89,000	408,000	29,000	131,000
Cash at end of period	$190,000	$214,000	$190,000	$214,000

Supplemental cash flow disclosure:
Interest paid	33,000	68,000	61,000	110,000
Taxes paid	9,000	(6,000)	9,000	(3,000)

See accompanying notes to the unaudited condensed consolidated financial statements

WELLS-GARDNER ELECTRONICS CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements

1.           In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, which are necessary for a fair presentation of the financial position and results of operations for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted.  These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes included in the Company's 2010 Annual Report to Shareholders. The results of operations for the three months and six months ended June 30, 2011 are not necessarily indicative of the operating results for the full year.

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

Stock Options
The Company’s Stock Option Plan ended on December 31, 2008.  Options were granted through December 31, 2008 at an option price not less than fair market value on the date of grant and are exercisable not earlier than six months nor later than ten years from the date of grant. Options vest over two and three year periods. As of June 30, 2011, 5 persons held outstanding options and were eligible to participate in the plan. Such options expire on various dates through April 8, 2014.

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

The following table summarizes information about stock options outstanding for the six months ending June 30, 2011:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at beginning of year	34,365	$1.79
Granted	0	$0.00
Forfeited	0	$0.00
Exercised	(1,843)	$1.39
Outstanding, June 30, 2011	32,522	$1.81	1.6	$0
Exercisable, June 30, 2011	32,522	$1.81	1.6	$0

Restricted Shares
The employees will earn the restricted shares in exchange for services to be provided to the Company over a three year or five-year vesting period. All shares granted are governed by the Company’s Stock Award Plan, which was approved by shareholders in 2000. As of June 30, 2011, 174,066 restricted shares are outstanding on a dividend adjusted basis. Total unrecognized compensation cost related to unvested stock awards is approximately $245,000 and is expected to be recognized over a weighted average period of 2.5 years.

The following table summarizes information regarding Restricted Share activity for the six months ending June 30, 2011:
	Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2010	152,460	$1.54
Granted	63,000	$2.33
Vested	(41,394)	$0.99
Forfeited	0	$0.00
Unvested, June 30, 2011	174,066	$1.96

5.           Our inventory detail as of June 30, 2011, June 30, 2010 and December 31, 2010 was as follows:

	June 30,	June 30,	December 31,
(in $000's)	2011	2010	2010
	(unaudited)	(unaudited)
Inventory:
Raw materials	$3,992	$3,550	$3,097
In transit finished goods	1,798	1,036	948
Finished goods	4,878	3,927	4,555
Total	$10,668	$8,513	$8,600

6.           On March 4, 2011, the Company signed an amendment to extend the term of the credit agreement with Wells Fargo Bank to August 21, 2014.  The credit agreement is a $12 million revolving facility. The credit facility has an interest rate of three month LIBOR plus 375 basis points, plus other fees including annual maintenance and exam fees with a minimum interest charge per month, which currently is $10,000 per month.  Substantially all assets of the Company are utilized as collateral for this credit facility and the Company must maintain certain financial covenants including minimum book net worth, minimum net earnings, maximum capital expenditures and maximum compensation increases.  The financial covenants were modified for 2011 to account for the investment which the Company is making into the Video Lottery market, however the financial covenants will return to their original state for fourth quarter 2011 through the third quarter 2014.  The Company is in compliance with all of its covenants at June 30, 2011.

7.           An income tax valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The net change in the valuation allowance for the six months ended June 30, 2011 was a decrease of $105,000 to recognize the decrease in deferred tax assets during the first six months. The net deferred tax asset of $177,000 as of June 30, 2011 represents the Company’s belief that it is more likely than not that a profit will be generated through the end of 2012, which will allow the Company to use a portion of the current net operating loss carry forwards.  As of December 31, 2010, the Company has net operating loss carry forwards for Federal income tax purposes of approximately $5,412,000, which are available to offset future Federal taxable income, if any, through 2022. The Company also has alternative minimum tax credit carry forwards of approximately $136,000, which are available to reduce future Federal regular income taxes, if any, over an indefinite period. No tax benefits are set to expire in the next twelve months that may have an impact upon the Company’s effective tax rate.

The Company files tax returns in the U.S. federal jurisdiction and various state jurisdictions. The tax years 2007, 2008, 2009 and 2010 remain open to examinations. Our policy is to recognize interest and penalties related to uncertain tax positions in income tax expense. During the six months ended June 30, 2011, the Company did not recognize expense for interest or penalties related to income tax, and do not have any amounts accrued at June 30, 2011, as the Company does not believe it has taken any uncertain income tax positions.

The Company has received notification from the IRS that the audit of the 2008 and 2009 tax years has been completed with no adjustments.  The Company has received notification from the state of Illinois that the state income tax audit of tax years 2008 and 2009 has been completed with no adjustments.

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

9.           The Company accounts for its goodwill resulting from its purchase of American Gaming and Electronics, Inc. in conformity with GAAP USA. GAAP USA requires that goodwill not be amortized, but instead be tested for impairment at least annually, which the Company does annually in the fourth quarter. The Company determined that there was no impairment of goodwill in 2010 and 2009 by utilization of a discounted cash flow analysis.  However, there is no certainty in future periods that the Fair Value of the American Gaming & Electronics reporting unit will exceed its carrying value.

10.           The Company has evaluated subsequent events through the date the financial statements were issued for the six months ended June 30, 2011.

Item 2. Management's Discussion & Analysis of Financial Condition & Results of Operations

Three Months Ended June 30, 2011 & 2010

For the second quarter ended June 30, 2011, net sales decreased $2.2 million or 14.5% to $13,150,000 compared to $15,388,000 the second quarter 2010.  Overall video display unit volume decreased 6,350 units or 18% year over year.  Video display average selling price increased 3% year over year in the quarter.  The net of the video display volume decrease and selling price increase resulted in a video display sales decrease of $2.0 million.  Parts sales increased by $54,000 and used games sales decreased $295,000 in the second quarter 2011 compared to the same quarter 2010.  Gaming sales for the second quarter decreased by 19% to $12.06 million from $14.83 million in the second quarter prior year due to lower video display volume in the gaming market.  Amusement sales increased by 97% to $1.09 million in the second quarter 2011 from $0.56 million in the second quarter 2010 due to higher sales to two OEM customers.

Gross margin for the second quarter 2011 decreased $136,000 to $2,684,000 or 20.4% of sales compared to $2,820,000 or 18.3% in the second quarter 2010 for a 2.1 percentage point margin improvement.  The $136,000 gross margin net decline was the result of a $410,000 margin reduction due to lower unit volume partially offset by a $274,000 margin increase due to favorable absorption and lower royalty expense.  The company is concentrating on new parts lines with improved margins and continues to introduce new lower cost video display products for all markets.

Operating expenses decreased by $273,000 in the second quarter 2011 compared to the same quarter 2010.  Due to significantly lower sales, operating expenses as a percent of sales increased to 15.5% in the quarter from 15.1% of sales in the same quarter last year.  Operating expenses decreased $14,000 in the second quarter compared to the same period the prior year to support the new video lottery business, while operating expenses for the base manufacturing and distribution businesses decreased by $259,000.  The $259,000 other operating expenses decrease were primarily due to a $93,000 decrease in severance expenses, a sizeable decrease in engineering sample expense, and moderate decreases in bad debt and sales commission expense. The Company continues to control its headcount and to place emphasis on operating expense control.

Operating income increased by $138,000 to a $642,000 in the second quarter 2011 compared to income of $504,000 in the second quarter 2010 despite lower sales due to higher gross margin and lower operating expenses.  Operating income would have been $124,000 greater had the Company not made the investments in the Illinois VLT market.

Interest expense was $33,000 in the second quarter 2011 compared to $69,000 in the second quarter 2010 due to lower average debt balances.  Other expense was zero in the second quarter 2011 and the second quarter 2010.

Income tax expense was a $9,000 in the second quarter 2011 compared to $6,000 credit in the second quarter 2010.

Net income increased $158,000 to $600,000 in the second quarter 2011 compared to $442,000 income in the second quarter 2010.  For the second quarter 2011 basic and diluted earnings per share was $0.05 compared to basic and diluted earnings per share of $0.04 in the second quarter 2010.

Six Months Ended June 30, 2011 & 2010

For the first six months ended June 30, 2011, net sales decreased $3.0 million or 11% to $23,957,000 compared to $26,964,000 the first six months 2010.  Overall video display unit volume decreased 9,000 units or 14% year over year.  Video display average selling price increased 4% year over year in the six months.  The net of the video display volume decrease and selling price increase resulted in a video display sales decrease of $2.5 million.  Parts sales increased by $83,000 and used games sales decreased $549,000 in the first six months 2011 compared to the same six months 2010.  Gaming sales for the first six months decreased by 16% to $21.6 million from $25.6 million in the first six months prior year due to lower video display volume in the gaming market.  Amusement sales increased by 79% to $2.39 million in the first six months 2011 from $1.33 million in the first six months 2010 due to higher sales to two OEM customers.  As a result, gaming sales accounted for 90% of total sales and amusement sales accounted for 10% of total sales in the first six months 2011 compared to 95% and 5% respectively in the same six months 2010.

Gross margin for the first six months 2011 decreased $361,000 to $4,601,000 or 19.2% of sales compared to $4,962,000 or 18.4% in the first six months 2010 resulting in 0.8 percentage point increase in gross margin.  The $361,000 gross margin net decline was the result of a $553,000 margin reduction due to lower unit volume partially offset by a $192,000 margin increase due to the percentage point improvement.  The company continues to concentrate on new parts lines with improved margins and to introduce new lower cost video display products for all markets.

Operating expense decreased by $137,000 in the first six months 2011 compared to the same six months 2010.  Due to lower sales, operating expenses as a percent of sales increased to 17.4% in the six months from 16.0% of sales in the same six months last year.  Operating expenses increased $27,000 in the first six months compared to the same period the prior year to support the new video lottery business, while operating expenses for the base manufacturing and distribution businesses decreased by $164,000.  The $164,000 other operating expenses decrease were due to sizeable reductions in severance and engineering sample expense and moderately lower equipment rental, bad debt and sales commission expenses partially offset by significantly higher legal expense. The Company continues to control its headcount and to place emphasis on operating expense control.

Operating income decreased by $224,000 to $430,000 in the first six months 2011 compared to income of $654,000 in the first six months 2010 due to lower sales and gross margin partially offset by lower operating expenses.  Operating income would have been $267,000 greater had the Company not made the investments in the Illinois VLT market.

Interest expense was $61,000 in the first six months 2011 compared to $111,000 in the first six months 2010 due to lower average debt balances.  Other expense was zero in the first six months 2011 and the first six months 2010.

Income tax expense was a $9,000 in the first six months 2011 compared to $3,000 credit in the first six months 2010.

Net income decreased $186,000 to $360,000 in the first six months 2011 compared to $546,000 income in the first six months 2010.  For the first six months 2011 basic and diluted earnings per share was $0.03 compared to basic and diluted earnings per share of $0.05 in the first six months 2010.

Outlook

The Company expects that consolidated sales for the full year 2011 will be in the range of $45 to $48 million, compared to $45.7 million in 2010, as the worldwide gaming slot machine market remains sluggish. Second half 2011 sales are expected to increase from prior year by between 10 and 30 percent; however earnings will continue to be affected by spending for the Illinois VLT market without revenue. Given that the Illinois Supreme court unanimously upheld the Capital Spending Bill and hence the Video Lottery Terminal (VLT) business, we are estimating that the Illinois Video Lottery sales will begin in the second quarter 2012. We expect consolidated sales will be in the range of $70 to $80 million in 2012 as the Illinois Video Lottery business gets started. We will continue to aggressively control costs, inventory levels and interest expenses.

Liquidity & Capital Resources

Cash used in operating activities during the second quarter ended June 30, 2011 was $2,955,000.

Earnings plus non cash adjustments for the second quarter 2011 were $641,000.  Accounts receivable increased by $1,845,000 in the second quarter to $9,031,000 on June 30, 2011 due to significantly higher sales the second quarter 2011 compared to the first quarter 2011.  Accounts receivable days outstanding increased to 62 days on June 30, 2011 from 60 days on March 31, 2011.  Inventory increased by $2,950,000 to $10,668,000 on June 30, 2011.  The primary cause of the inventory increase was investing in LCD panel inventory to protect future sales and higher in transit finished goods.  As a result, days in inventory increased to 93 days at June 30, 2011 compared to 79 days on March 31, 2011.  Prepaid expenses decreased by $106,000 during the second quarter 2011.  Accounts payable days outstanding increased to 60 days on June 30, 2011 from 45 days on March 31, 2011 due to continuing production increases resulting in accounts payable increase of $597,000 for the quarter.  Due from subcontractors increased more than due to subcontractors by $973,000 in the second quarter 2011 due to second quarter production increases.  Accrued expenses decreased by $477,000 in the second quarter due to reversing the LCD inventory received not yet billed in the first quarter.

During the second quarter 2011, cash used by investing activities was zero as there were no equipment purchases.

Long-term notes payable increased by $3,056,000 to $4,422,000 on June 30, 2011 from $1,366,000 on March 31, 2011.  Proceeds from options exercised were zero during the second quarter 2011.  These proceeds resulted in $3,056,000 of cash provided by financing activities.

Cash increased $101,000 from March 31, 2010 to $190,000 as of June 30, 2011.

Cash used in operating activities during the six months ended June 30, 2011 was $3,677,000.

Earnings plus non cash adjustments for the six months ended June 30, 2011 were $475,000.  Accounts receivable increased by $4,236,000 in the six months ended June 30, 2011 to $9,031,000 on June 30, 2011 due to significantly higher sales the second quarter 2011 compared to the fourth quarter 2010.  Accounts receivable days outstanding increased to 62 days on June 30, 2011 from 56 days on December 31, 2010.  Inventory increased by $2,068,000 to $10,668,000 on June 30, 2011.  The primary cause of the inventory increase was investing in LCD panel inventory to protect future sales and higher in transit finished goods.  However due to significantly higher sales the second quarter 2011 compared to the fourth quarter 2010, days in inventory decreased to 93 days at June 30, 2011 compared to 125 days on

December 31, 2010.  Prepaid expenses increased by $171,000 during the six months ended June 30, 2011.  Accounts payable days outstanding increased to 60 days on June 30, 2011 from 39 days on December 31, 2010 due to first half production increases resulting in accounts payable increase of $1,043,000 for the first half 2011.  Due from subcontractors increased more than due to subcontractors by $1,167,000 in the six months ended June 30, 2011 due to production increases the first half 2011.  Accrued expenses increased by $113,000 in the first half.

During the six months ended June 30, 2011, cash used by investing activities during the quarter was $21,000 primarily for the purchase of IT phone equipment and showroom accessories to support the Illinois VLT business.

Long-term notes payable increased by $3,857,000 to $4,422,000 on June 30, 2011 from $565,000 on December 31, 2010.  Proceeds from options exercised were $2,000 during the six months ended June 30, 2011.  These proceeds resulted in $3,859,000 of cash provided by financing activities.

Cash increased $161,000 from December 31, 2010 to $190,000 as of June 30, 2011.

The Company is subject to certain market risks, mainly interest rates.  On August 21, 2006, the Company entered into a four-year $15 million revolving credit facility with Wells Fargo Bank NA.  The Company must maintain certain financial covenants including minimum book net worth, minimum net earnings, maximum capital expenditures and maximum compensation increases. Substantially all assets of the Company are utilized as collateral for this credit facility.  On September 15, 2010, the Company amended the term of the credit agreement extending it three years to August 21, 2013.  The amended credit agreement reduced the revolving credit facility from $15 million to $12 million.  The financial covenants, which remained the same, now include a provision that any future write off of goodwill will be an add back to the net worth and earnings covenants.  On March 04, 2011, the Company signed an amendment to extend the term of the credit agreement with Wells Fargo Bank one year to August 21, 2014.  The amended credit facility has an interest rate of three month LIBOR plus 375 basis points, plus other fees including annual maintenance and exam fees.  In addition, the Company pays $31,000 credit insurance on selected foreign receivables.  The financial covenants were modified for 2011 to account for the investment which the Company is making into the Video Lottery market, however the financial covenants will return to their original amounts December 31, 2011 through August, 2014.  An adverse change in interest rates during the time that this debt is outstanding would cause an increase in the amount of interest paid.  As of June 30, 2011, the Company had total outstanding bank debt of $4.4 million at an average interest rate of 4.1%.

Item 3. Quantitative & Qualitative Disclosures about Market Risk

There have been no material changes to the Company’s market risk during the three months and six months ended June 30, 2011.  For additional information on market risk, refer to the “Quantitative and Qualitative Disclosures about Market Risk” section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

The Company is subject to certain market risks, mainly interest rate risk.  In August 2006, the Company entered into a four-year secured credit facility with Wells Fargo Bank.  In September 2010, the Company entered into a three-year extension of the credit facility.  On March 4, 2011, the Company entered into an additional one year extension of the credit facility.

As of June 30, 2011, the Company had total outstanding bank debt of $4.4 million at an average interest rate of 4.1%.  The loan is at three month Libor plus 3.75% with a minimum interest charge of $10,000 per month. All of the Company’s debt is subject to variable interest rates at this time. An adverse change in interest rates during the time that this debt is outstanding would cause an increase in the amount of interest paid. If the debt would exceed approximately $2.93 million, then a 100 basis point increase in interest rates would result in additional interest expense recognized in the financial statements. The Company may make payments towards the loans at any time without penalty.  However, there is a minimum interest charge of $10,000 per month through August 2012 which reduces to $5,000 per month through August 2013.

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

Item 4. Controls & Procedures

The Company has established a Disclosure Committee, which is made up of the Company’s Chief Executive Officer, Chief Financial Officer and other members of management. The Disclosure Committee conducts an evaluation of the effectiveness of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) as of the end of the period covered by this report. While the Company has limited resources and cost constraints due to its size, based on the evaluation required by Rule 13a-15(b), the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this quarterly report has been made known to them. As of June 30, 2011, there have been no known significant changes in internal controls or in other factors that could significantly affect these controls.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

1) A  Licensing Agreement between the Company and Dimension Technologies, Inc. ("DTI"), dated November 11, 2008 (the "Licensing Agreement"), was terminated by the Company effective on October 27, 2010, following the expiration of a 90-day notice period.   On October 26, 2010, DTI made a formal demand to the American Arbitration Association (the "Arbitration Demand") naming the Company as respondent, which Arbitration Demand was served on the Company on November 1, 2010 .  The Arbitration Demand makes reference to a breach of the Licensing Agreement, as well as misrepresentation, conversion, and unfair competition relative to the Company's alleged use of DTI's proprietary technology and business information and references a claim in the amount of $5,000,000.

In December, 2010 an arbitrator was chosen.  There have been four arbitration conferences to date.  The arbitrator has designated May through early November for mutual discovery and has set a hearing date for mid December 2011.

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

Item 6. Exhibits

(a).	Exhibits:

	Exhibit 31.1	-	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	Exhibit 31.2	-	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	Exhibit 32.1	-	Statement of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

	Exhibit 101.INS	-	XBRL Instance Document

	Exhibit 101.SCH	-	XBRL Taxonomy Extension Schema

	Exhibit 101.CAL	-	XBRL Taxonomy Extension Calculation Linkbase

	Exhibit 101.DEF	-	XBRL Taxonomy Extension Definition Linkbase

	Exhibit 101.LAB	-	XBRL Taxonomy Extension Label Linkbase

	Exhibit 101.PRE		XBRL Taxonomy Extension Presentation Linkbase

(b).	Press Releases:

The following press releases have been issued by the Company during the Company’s six months 2011, which are available on the Company’s website (www.wellsgardner.com) under its Investor Information section:

DATE	TITLE

02/16/11	Wells-Gardner Reports Fourth Quarter and Full Year 2010 Earnings

02/18/11	Wells-Gardner Announces Investor Presentation at the Roth Capital Partners Growth Stock Conference in Laguna Niguel, California

03/04/11	/ CORRECTION - Wells-Gardner Announces Stock Dividend

05/04/11	Wells-Gardner Reports First Quarter Earnings

06/21/11	Wells-Gardner Reports Sale of 500,000th LCD Display

07/12/11	Illinois Supreme Court Has Upheld Legality of Capital Spending Bill and Therefore the Illinois Video Lottery Business

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WELLS-GARDNER ELECTRONICS CORPORATION

Date:	August 10, 2011	By:
James F. Brace
Executive Vice President,
Chief Financial Officer,
Treasurer & Corporate Secretary