Form 10-Q
period 2011-09-30
WELLS GARDNER ELECTRONICS CORP
filed 2011-11-10
CIK 105608

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2011.
or
[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____________ to ____________

Commission File Number 1-8250

WELLS-GARDNER ELECTRONICS CORPORATION
(Exact name of registrant as specified in its charter)

Illinois	36-1944630
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

9500 West 55th Street, Suite A, McCook, Illinois	60525-3605
(Address of principal executive offices)	(Zip Code)

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

As of November 4, 2011 approximately 11,602,000 shares of the Common Stock, $1.00 par value of the registrant were outstanding.

WELLS-GARDNER ELECTRONICS CORPORATION

FORM 10-Q TABLE OF CONTENTS

For The Three Months and Nine Months Ended September 30, 2011

PART I – FINANCIAL INFORMATION

Item 1.
Financial Statements:

Condensed Consolidated Statements of Earnings (unaudited)
-	Three Months and Nine Months Ended September 30, 2011 & 2010

Condensed Consolidated Balance Sheets
-	September 30, 2011 & 2010 (unaudited) & December 31, 2010

Condensed Consolidated Statements of Cash Flows (unaudited)
-	Three Months and Nine Months Ended September 30, 2011 & 2010

Notes to the Unaudited Condensed Consolidated Financial Statements

Item 2.
Management's Discussion & Analysis of Financial Condition & Results of Operations

Item 3.
Quantitative & Qualitative Disclosures about Market Risk

Item 4.
Controls & Procedures

PART II - OTHER INFORMATION

Item 1.
Legal Proceedings

Item 1A.
Risk Factors

Item 6.
Exhibits

SIGNATURES

Item 1. Financial Statements

WELLS-GARDNER ELECTRONICS CORPORATION
Condensed Consolidated Statements of Earnings (unaudited)
Three Months and Nine Months Ended September 30, 2011 and 2010

	Three Months Ended September 30		Nine Months Ended September 30
	2011	2010	2011	2010
Net sales	$9,759,000	$11,031,000	$33,716,000	$37,995,000
Cost of sales	8,000,000	9,070,000	27,356,000	31,073,000
Gross margin	1,759,000	1,961,000	6,360,000	6,922,000
Engineering, selling & administrative expenses	1,889,000	2,096,000	6,060,000	6,403,000
Operating Earnings	(130,000)	(135,000)	300,000	519,000
Interest expense	30,000	45,000	92,000	156,000
Other (income), net	0	(1,000)	0	(1,000)
Income tax (benefit) expense	(8,000)	(3,000)	0	(6,000)
Net (Loss) Earnings	$(152,000)	$(176,000)	$208,000	$370,000

Earnings per share:
Basic (loss) earnings per share	$(0.01)	$(0.02)	$0.02	$0.03
Diluted (loss) earnings per share	$(0.01)	$(0.02)	$0.02	$0.03

Basic average common shares outstanding	11,602,233	11,535,480	11,589,108	11,530,289
Diluted average common shares outstanding	11,608,361	11,542,984	11,595,844	11,537,891

See accompanying notes to the unaudited condensed consolidated financial statements

WELLS-GARDNER ELECTRONICS CORPORATION
Condensed Consolidated Balance Sheets

	September 30,	September 30,	December 31,
	2011	2010	2010
	(unaudited)	(unaudited)
Assets:
Current assets
Cash	$220,000	$221,000	$29,000
Accounts receivable, net	6,009,000	6,858,000	4,761,000
Accounts receivable, subcontractor	4,703,000	4,507,000	2,956,000
Inventory	10,358,000	8,582,000	8,600,000
Other current assets	752,000	1,081,000	676,000
Total current assets	$22,042,000	$21,249,000	$17,022,000

Property, plant & equipment, net	302,000	303,000	421,000

Other assets:
Deferred tax asset, net	177,000	177,000	177,000
Goodwill	1,329,000	1,329,000	1,329,000
Total other assets	1,506,000	1,506,000	1,506,000
Total assets	$23,850,000	$23,058,000	$18,949,000

Liabilities:
Current liabilities
Accounts payable	$915,000	$1,201,000	$878,000
Accounts payable, subcontractor	3,570,000	4,057,000	1,165,000
Accrued expenses	1,119,000	1,361,000	892,000
Total current liabilities	$5,604,000	$6,619,000	$2,935,000

Long-term liabilities:
Note payable	2,525,000	827,000	565,000
Total liabilities	$8,129,000	$7,446,000	$3,500,000

Shareholders' Equity:
Common stock*: authorized 25,000,000 shares
$1.00 par value; shares issued and outstanding:
11,602,233 shares as of September 30, 2011
11,537,630 shares as of September 30, 2010
11,537,630 shares as of December 31, 2010	$11,602,000	$10,988,000	$10,988,000
Additional paid-in capital	5,051,000	5,515,000	5,515,000
Accumulated deficit	(709,000)	(737,000)	(916,000)
Unearned compensation	(223,000)	(154,000)	(138,000)
Total shareholders' equity	15,721,000	15,612,000	15,449,000
Total liabilities & shareholders' equity	$23,850,000	$23,058,000	$18,949,000

See accompanying notes to the unaudited condensed consolidated financial statements

*Common Stock has been adjusted to reflect 5% stock dividend paid on 3/31/2011.

WELLS-GARDNER ELECTRONICS CORPORATION
Condensed Consolidated Statements of Cash Flows (unaudited)
Three Months and Nine Months Ended September 30, 2011 and 2010

	Three Months Ended		Nine Months Ended
	Sept 30,	Sept 30,	Sept 30	Sept 30
	2011	2010	2011	2010
Cash flows from operating activities:
Net (loss) earnings	$(152,000)	$(176,000)	$208,000	$370,000
Adjustments to reconcile net (loss) earnings to
net cash provided by (used in) operating activities:
Depreciation and amortization	53,000	35,000	162,000	103,000
Bad debt (recovery) expense	(20,000)	27,000	(54,000)	42,000
Amortization of unearned compensation	22,000	18,000	62,000	55,000
Changes in current assets & liabilities
Accounts receivable	3,042,000	4,967,000	(1,194,000)	248,000
Inventory	310,000	(69,000)	(1,758,000)	(574,000)
Prepaid expenses & other	95,000	(418,000)	(76,000)	(1,000)
Accounts payable	(1,006,000)	(114,000)	37,000	(144,000)
Due to/from subcontractor	(509,000)	759,000	658,000	1,390,000
Accrued expenses	114,000	45,000	227,000	68,000
Net cash provided by (used in) operating activities	$1,949,000	$5,074,000	$(1,728,000)	$1,557,000

Cash used in investing activities:
Additions to plant & equipment, net	(22,000)	(86,000)	(43,000)	(141,000)
Net cash used in investing activities	$(22,000)	$(86,000)	$(43,000)	$(141,000)

Cash (used in) provided by financing activities:
(Repayments) Borrowings - note payable	(1,897,000)	(4,986,000)	1,960,000	(1,351,000)
Proceeds from shares issued, options exercised and purchase plan	0	5,000	2,000	25,000
Net cash (used in) provided by financing activities	$(1,897,000)	$(4,981,000)	$1,962,000	$(1,326,000)

Net increase in cash	30,000	7,000	191,000	90,000
Cash at beginning of period	190,000	214,000	29,000	131,000
Cash at end of period	$220,000	$221,000	$220,000	$221,000

Supplemental cash flow disclosure:
Interest paid	30,000	46,000	92,000	156,000
Taxes paid	(3,000)	4,000	6,000	1,000

See accompanying notes to the unaudited condensed consolidated financial statements

WELLS-GARDNER ELECTRONICS CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements

1.           In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, which are necessary for a fair presentation of the financial position and results of operations for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted.  These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes included in the Company's 2010 Annual Report to Shareholders. The results of operations for the three months and nine months ended September 30, 2011 are not necessarily indicative of the operating results for the full year.

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

Stock Options
The Company’s Stock Option Plan ended on December 31, 2008.  Options were granted through December 31, 2008 at an option price not less than fair market value on the date of grant and are exercisable not earlier than six months nor later than ten years from the date of grant. Options vest over two and three year periods. As of September 30, 2011, 5 persons held outstanding options and were eligible to participate in the plan. Such options expire on various dates through April 8, 2014.

Under the stock option plan, the exercise price of each option equals the market price of the Company’s stock on the date of grant. For purposes of calculating the compensation cost consistent with GAAP USA guidelines, the fair value of each grant was estimated on the date of grant using the Black-Scholes option-pricing model. The Company has not issued any Incentive Stock Options since 2004, except for adjustments to previous grants for the 5% stock dividend declared in subsequent years.   It is the Company’s policy to issue new stock certificates to satisfy stock option exercises.

The following table summarizes information about stock options outstanding for the nine months ending September 30, 2011:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at beginning of year	34,365	$1.79
Granted	0	$0.00
Forfeited	0	$0.00
Exercised	(1,843)	$1.39
Outstanding, September 30, 2011	32,522	$1.81	1.4	$18,000
Exercisable, September 30, 2011	32,522	$1.81	1.4	$18,000

Restricted Shares
The employees will earn the restricted shares in exchange for services to be provided to the Company over a three year or five-year vesting period. All shares granted are governed by the Company’s Stock Award Plan, which was approved by shareholders in 2000. As of September 30, 2011, 174,066 restricted shares are outstanding on a dividend adjusted basis. Total unrecognized compensation cost related to unvested stock awards is approximately $223,000 and is expected to be recognized over a weighted average period of 2.3 years.

The following table summarizes information regarding Restricted Share activity for the nine months ending September 30, 2011:
	Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2010	152,460	$1.54
Granted	63,000	$2.33
Vested	(41,394)	$0.99
Forfeited	0	$0.00
Unvested, September 30, 2011	174,066	$1.96

5.           Our inventory detail as of September 30, 2011, September 30, 2010 and December 31, 2010 was as follows:

	September 30,	September 30,	December 31,
(in $000's)	2011	2010	2010
	(unaudited)	(unaudited)
Inventory:
Raw materials	$3,544	$3,239	$3,097
In transit finished goods	1,094	1,495	948
Finished goods	5,720	3,848	4,555
Total	$10,358	$8,582	$8,600

6.           On March 4, 2011, the Company signed an amendment to extend the term of the credit agreement with Wells Fargo Bank to August 21, 2014.  The credit agreement is a $12 million revolving facility. The credit facility has an interest rate of three month LIBOR plus 375 basis points, plus other fees including annual maintenance and exam fees with a minimum interest charge per month, which currently is $10,000 per month.  Substantially all assets of the Company are utilized as collateral for this credit facility and the Company must maintain certain financial covenants including minimum book net worth, minimum net earnings, maximum capital expenditures and maximum compensation increases.  The financial covenants were modified for 2011 to account for the investment which the Company is making into the Video Lottery market, however the financial covenants will return to their original state for fourth quarter 2011 through the third quarter 2014.  The Company is in compliance with all of its covenants at September 30, 2011.

7.           An income tax valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The net change in the valuation allowance for the nine months ended September 30, 2011 was a decrease of $2,000 to recognize the decrease in deferred tax assets during the first nine months. The net deferred tax asset of $177,000 as of September 30, 2011 represents the Company’s belief that it is more likely than not that a profit will be generated through the end of 2012, which will allow the Company to use a portion of the current net operating loss carry forwards.  As of December 31, 2010, the Company has net operating loss carry forwards for Federal income tax purposes of approximately $5,419,000, which are available to offset future Federal taxable income, if any, through 2022. The Company also has alternative minimum tax credit carry forwards of approximately $136,000, which are available to reduce future Federal regular income taxes, if any, over an indefinite period. No tax benefits are set to expire in the next twelve months that may have an impact upon the Company’s effective tax rate.

The Company files tax returns in the U.S. federal jurisdiction and various state jurisdictions. The tax years 2008, 2009 and 2010 remain open to examinations. Our policy is to recognize interest and penalties related to uncertain tax positions in income tax expense. During the nine months ended September 30, 2011, the Company did not recognize expense for interest or penalties related to income tax, and do not have any amounts accrued at September 30, 2011, as the Company does not believe it has taken any uncertain income tax positions.

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

The case is currently being heard and the Company expects resolution during the first half 2012.  The Company does not believe there is any factual basis for the claims in the Arbitration Demand nor of the claim amount asserted and believes its actions in connection with the termination of the License Agreement were consistent with the terms of such agreement.  The Company believes that the ultimate resolution of this proceeding will not have a material impact on the Company’s financial condition, results of operations or cash flows.

9.           The Company accounts for its goodwill resulting from its purchase of American Gaming and Electronics, Inc. (AGE) in conformity with GAAP USA. GAAP USA requires that goodwill not be amortized, but instead be tested for impairment at least annually, which the Company does annually in the fourth quarter. The Company determined that there was no impairment of goodwill in 2010 and 2009 by utilization of a discounted cash flow analysis.  The model utilizes numerous assumptions, including but not limited to future sales estimates of AGEs traditional products and of Video Gaming Terminals (VGTs) related to the new Illinois VGT business.  Due to the nature of such estimates, there is no certainty in future periods that the Fair Value of the American Gaming & Electronics reporting unit will exceed its carrying value.

10.           The Company has evaluated subsequent events through the date the financial statements were issued for the nine months ended September 30, 2011.

Item 2. Management's Discussion & Analysis of Financial Condition & Results of Operations

Three Months Ended September 30, 2011 & 2010

For the third quarter ended September 30, 2011, net sales decreased $1.3 million or 11.5% to $9,759,000 compared to $11,031,000 the third quarter 2010.  Overall video display unit volume decreased 1,500 units or 6% year over year.  Video display average selling price decreased 5% the third quarter this year versus third quarter last year.  The total of the video display volume and selling price decreases resulted in a video display sales decrease of $1.06 million.  Parts sales increased by $67,000 and used games sales decreased $279,000 in the third quarter 2011 compared to the same quarter 2010.  Gaming sales for the third quarter decreased by 12% to $8.8 million from $10.07 million in the third quarter prior year due to lower video display volume in the gaming market.  Amusement sales decreased by 3% to $0.94 million in the third quarter 2011 from $0.97 million in the third quarter 2010 due to relatively flat amusement sales.

Gross margin for the third quarter 2011 decreased $202,000 to $1,759,000 or 18.0% of sales compared to $1,961,000 or 17.8% in the third quarter 2010 for a 0.2 percentage point margin improvement.  The $202,000 gross margin net decline was the result of a $226,000 margin reduction due to lower unit volume partially offset by a $24,000 margin increase due to favorable material usage variance.  The company is concentrating on new parts lines with improved margins and continues to introduce new lower cost video display products for all markets.

Operating expenses decreased by $207,000 in the third quarter 2011 compared to the same quarter 2010.  Due to lower sales, operating expenses as a percent of sales increased to 19.4% in the quarter from 19.0% of sales in the same quarter last year.  Operating expenses decreased $4,000 in the third quarter compared to the same period the prior year to support the new video lottery business, while operating expenses for the base manufacturing and distribution businesses decreased by $203,000.  The base business other operating expenses decreases were primarily due to a sizable decrease in compensation, professional fees, and bad debt expenses and a patent expense credit partially offset by high litigation and sales commission expenses. The Company continues to control its headcount and to place emphasis on operating expense control.

Operating loss decreased by $5,000 to a $(130,000) in the third quarter 2011 compared to loss of $(135,000) in the third quarter 2010 despite lower sales and gross margin due to lower operating expenses.  Operating income would have been $125,000 greater or about breakeven had the Company not made the investments in the Illinois Video Gaming Terminal (VGT) market.

Interest expense was $30,000 in the third quarter 2011 compared to $45,000 in the third quarter 2010 due to lower minimum interest payments.  Other expense was essentially zero in the third quarter 2011 and the third quarter 2010.

Income tax expense was a $8,000 credit in the third quarter 2011 compared to $3,000 credit in the third quarter 2010.

Net loss decreased $24,000 to $(152,000) loss in the third quarter 2011 compared to a $(176,000) loss in the third quarter 2010.  For the third quarter 2011 basic and diluted earnings per share was $(0.01) compared to basic and diluted earnings per share of $(0.02) in the third quarter 2010.

Nine Months Ended September 30, 2011 & 2010

For the nine months ended September 30, 2011, net sales decreased $4.3 million or 11.3% to $33,716,000 compared to $37,995,000 for the nine months 2010.  Overall video display unit volume decreased 10,500 units or 12% year over year.  Video display average selling price increased 1% year over year in the nine months.  The net of the video display volume decrease and selling price increase resulted in a video display sales decrease of $3.6 million.  Parts sales increased by $150,000 and used games sales decreased $0.8 million in the nine months 2011 compared to the same nine months 2010.  Gaming sales for the nine months decreased by 15% to $30.4 million from $35.7 million in the nine months prior year due to lower video display volume in the gaming market.  Amusement sales increased by 43% to $3.33 million in the nine months 2011 from $2.3 million in the nine months 2010 due to higher sales to one OEM customer and one distribution customer.  As a result, gaming sales accounted for 90% of total sales and amusement sales accounted for 10% of total sales in the nine months 2011 compared to 94% and 6% respectively in the nine months 2010.

Gross margin for the first nine months 2011 decreased $562,000 to $6,360,000 or 18.9% of sales compared to $6,922,000 or 18.2% in the nine months 2010 resulting in 0.7 percentage point increase in gross margin.  The $562,000 gross margin net decline was the result of a $780,000 margin reduction due to lower unit volume partially offset by a $218,000 margin increase due to favorable material usage variance and lower royalty expense. The company continues to concentrate on new parts lines with improved margins and to introduce new lower cost video display products for all markets.

Operating expense decreased by $343,000 in the nine months 2011 compared to the nine months 2010.  Due to lower sales, operating expenses as a percent of sales increased to 18.0% in the nine months from 16.9% of sales in the nine months last year.  Operating expenses increased $23,000 in the nine months compared to the same period the prior year to support the new video lottery business, while operating expenses for the base manufacturing and distribution businesses decreased by $366,000.  The base operating expenses decrease were due to sizeable reductions in compensation, severance, professional fee, engineering sample, and bad debt expenses partially offset by high litigation expense. The Company continues to control its headcount and to place emphasis on operating expense control.

Operating income decreased by $219,000 to $300,000 in the nine months 2011 compared to income of $519,000 in the nine months 2010 due to lower sales and gross margin partially offset by lower operating expenses.  Operating income would have been $391,000 greater had the Company not made the investments in the Illinois VGT market.

Interest expense was $92,000 in the nine months 2011 compared to $156,000 in the nine months 2010 due to lower minimum interest per month.  Other expense was essentially zero in the nine months 2011 and the nine months 2010.

Income tax expense was a zero in the nine months 2011 compared to $6,000 credit in the nine months 2010.

Net income decreased $162,000 to $208,000 in the nine months 2011 compared to $370,000 income in the nine months 2010.  For the nine months 2011 basic and diluted earnings per share was $0.02 compared to basic and diluted earnings per share of $0.03 in the nine months 2010.

Outlook

The Company expects sales for the full year 2011 will be in the range of $43 to $45 million, compared to $45.7 million in 2010, as the worldwide gaming slot machine market remains sluggish. Fourth quarter sales are expected to increase from prior year sales of $7.7 million by between 20 and 40 percent. However earnings will continue to be affected by spending for the Illinois VGT market without revenue. The VGT central server system needs to be awarded and implemented and the operators and licensed liquor establishments need to be gaming licensed before sales begin.  The Company currently is estimating that first sales for the Illinois Video Gaming Terminal business will begin in the third quarter 2012. The Company expects sales for the full year 2012 will be in the range of $60 to $70 million using this expected start date for the Illinois Video Gaming business. We will continue to aggressively control costs, inventory levels and interest expenses.

Liquidity & Capital Resources

Cash provided by operating activities during the third quarter ended September 30, 2011 was $1,949,000.

Net loss plus non cash adjustments for the third quarter 2011 was $97,000.  Accounts receivable decreased by $3,042,000 in the third quarter to $6,009,000 on September 30, 2011 due to significantly lower sales the third quarter 2011 compared to the second quarter 2011.  Accounts receivable days outstanding decreased to 56 days on September 30, 2011 from 62 days on June 30, 2011.  Inventory decreased by $310,000 to $10,358,000 on September 30, 2011.  Inventory should have declined more due to lower finished goods inventory but was partially offset by higher subcontractor LCD panel inventory to protect future sales.  As a result, days in inventory increased to 118 days at September 30, 2011 compared to 93 days on June 30, 2011.  Prepaid expenses decreased by $95,000 during the third quarter 2011.  Accounts payable days outstanding decreased to 35 days on September 30, 2011 from 60 days on June 30, 2011 resulting in accounts payable decrease of $1,006,000 for the quarter.  Due from subcontractors increased more than due to subcontractors by $509,000 in the third quarter 2011 due to lower production volume partially offset by higher subcontractor LCD panel inventory.  Accrued expenses increased by $114,000 in the third quarter.

During the third quarter 2011, cash used by investing activities was $22,000 primarily for the purchase of IT phone equipment.

Long-term notes payable decreased $1,897,000 to $2,525,000 on September 30, 2011 from $4,422,000 on June 30, 2011.  Proceeds from options exercised were zero during the third quarter 2011.  Payments on long-term notes payable resulted in $1,897,000 of cash used in financing activities.

Cash increased $30,000 from June 30, 2011 to $220,000 as of September 30, 2011.

Cash used in operating activities during the nine months ended September 30, 2011 was $1,728,000.

Earnings plus non cash adjustments for the nine months ended September 30, 2011 were $378,000.  Accounts receivable increased by $1,194,000 in the nine months ended September 30, 2011 to $6,009,000 on September 30, 2011 due to higher sales in the third quarter 2011 compared to the fourth quarter 2010.  Accounts receivable days outstanding remained the same at 56 days on September 30, 2011 compared to 56 days on December 31, 2010. Inventory increased by $1,758,000 to $10,358,000 on September 30, 2011.

The primary cause of the inventory increase was investing in LCD panel inventory to protect future sales and higher in transit finished goods. However due to higher  sales in the third quarter 2011 compared to the fourth quarter 2010, days in inventory decreased slightly to 118 days at September 30, 2011 compared to 125 days on December 31, 2010.  Prepaid expenses decreased by $76,000 during the nine months ended September 30, 2011.  Accounts payable days outstanding decreased by $37,000 to 35 days on September 30, 2011 from 39 days on December 31, 2010 due to higher sales volume the third quarter 2011 compared to fourth quarter last year.  Due to subcontractors increased more than due from subcontractors by $658,000 in the nine months ended September 30, 2011 due to production increases in 2011 off a very low fourth quarter 2010.  Accrued expenses increased by $227,000 in the nine months 2011.

During the nine months ended September 30, 2011, cash used by investing activities during the quarter was $43,000 primarily for the purchase of IT phone equipment and showroom accessories to support the Illinois VGT business.

Long-term notes payable increased $1,960,000 to $2,525,000 on September 30, 2011 from $565,000 on December 31, 2010.  Proceeds from options exercised were $2,000 during the nine months ended September 30, 2011.  These proceeds resulted in $1,962,000 of cash provided by financing activities.

Cash increased $191,000 from December 31, 2010 to $220,000 as of September 30, 2011.

The Company is subject to certain market risks, mainly interest rates.  On August 21, 2006, the Company entered into a four-year $15 million revolving credit facility with Wells Fargo Bank NA.  The Company must maintain certain financial covenants including minimum book net worth, minimum net earnings, maximum capital expenditures and maximum compensation increases. Substantially all assets of the Company are utilized as collateral for this credit facility.  On September 15, 2010, the Company amended the term of the credit agreement extending it three years to August 21, 2013.  The amended credit agreement reduced the revolving credit facility from $15 million to $12 million.  The financial covenants, which remained the same, now include a provision that any future write off of goodwill will be an add back to the net worth and earnings covenants.  On March 04, 2011, the Company signed an amendment to extend the term of the credit agreement with Wells Fargo Bank one year to August 21, 2014.  The amended credit facility has an interest rate of three month LIBOR plus 375 basis points, plus other fees including annual maintenance and exam fees.  In addition, the Company pays $31,000 credit insurance on selected foreign receivables.  The financial covenants were modified for 2011 to account for the investment which the Company is making into the Video Lottery market, however the financial covenants will return to their original amounts December 31, 2011 through August, 2014.  An adverse change in interest rates during the time that this debt is outstanding would cause an increase in the amount of interest paid.  As of September 30, 2011, the Company had total outstanding bank debt of $2.5 million at an average interest rate of 4.125%.

Item 3. Quantitative & Qualitative Disclosures about Market Risk

There have been no material changes to the Company’s market risk during the three months and nine months ended September 30, 2011.  For additional information on market risk, refer to the “Quantitative and Qualitative Disclosures about Market Risk” section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

The Company is subject to certain market risks, mainly interest rate risk.  In August 2006, the Company entered into a four-year secured credit facility with Wells Fargo Bank.  In September 2010, the Company entered into a three-year extension of the credit facility.  On March 4, 2011, the Company entered into an additional one year extension of the credit facility.

As of September 30, 2011, the Company had total outstanding bank debt of $2.5 million at an average interest rate of 4.125%.  The loan is at three month Libor plus 3.75% with a minimum interest charge of $10,000 per month. All of the Company’s debt is subject to variable interest rates at this time. An adverse change in interest rates during the time that this debt is outstanding would cause an increase in the amount of interest paid. If the debt would exceed approximately $2.93 million, then a 100 basis point increase in interest rates would result in additional interest expense recognized in the financial statements. The Company may make payments towards the loans at any time without penalty.  However, there is a minimum interest charge of $10,000 per month through August 2012 which reduces to $5,000 per month through August 2013.

The Company is exposed to credit risk on certain assets, primarily accounts receivable. The currency risk is minimal as substantially all of the Company’s sales are billed in US dollars.  The Company provides credit to customers in the ordinary course of business and performs ongoing credit evaluations. Concentrations of credit risk with respect to trade receivables are limited except for the Company’s two largest customers.

Item 4. Controls & Procedures

The Company has established a Disclosure Committee, which is made up of the Company’s Chief Executive Officer, Chief Financial Officer and other members of management. The Disclosure Committee conducts an evaluation of the effectiveness of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) as of the end of the period covered by this report. While the Company has limited resources and cost constraints due to its size, based on the evaluation required by Rule 13a-15(b), the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this quarterly report has been made known to them. As of September 30, 2011, there have been no known significant changes in internal controls or in other factors that could significantly affect these controls.

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

In December, 2010 an arbitrator was chosen.  There have been six arbitration conferences to date.  The arbitrator has designated May 2011 through early January 2012 for mutual discovery and has set a hearing date for mid February 2012.  During the most recent conference the parties have agreed upon the items open for discovery and the persons to be deposed.

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

The following press releases have been issued by the Company during the Company’s nine months 2011, which are available on the Company’s website (www.wellsgardner.com) under its Investor Information section:

DATE	TITLE

02/16/11	Wells-Gardner Reports Fourth Quarter and Full Year 2010 Earnings

02/18/11	Wells-Gardner Announces Investor Presentation at the Roth Capital Partners Growth Stock Conference in Laguna Niguel, California

03/04/11	/ CORRECTION - Wells-Gardner Announces Stock Dividend

05/04/11	Wells-Gardner Reports First Quarter Earnings

06/21/11	Wells-Gardner Reports Sale of 500,000th LCD Display

07/12/11	Illinois Supreme Court Has Upheld Legality of Capital Spending Bill and Therefore the Illinois Video Lottery Business

08/10/11	Wells-Gardner Reports Second Quarter and First Half 2011 Earnings

08/11/11	Wells-Gardner's American Gaming & Electronics Subsidiary Received an Illinois Video Gaming Terminal Distributors License

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WELLS-GARDNER ELECTRONICS CORPORATION

Date:	November 10, 2011	By:
James F. Brace
Executive Vice President,
Chief Financial Officer,
Treasurer & Corporate Secretary