Form 10-K
period 2011-12-31
WELLS GARDNER ELECTRONICS CORP
filed 2012-03-08
CIK 105608

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011
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

Indicate by check mark whether the registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a Smaller Reporting Company)	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No ☒

The aggregate market value of the registrant’s voting stock held by non-affiliates of the registrant (assuming for the purposes hereof, that directors, executive officers and 10% or greater stockholders of the registrant are affiliates of the registrant), based upon the closing sale price of the registrant’s Common Stock on February 29, 2012 was approximately $25,194,000.

The number of shares of the registrant’s Common Stock outstanding as of February 29, 2012, was approximately 11,664,000.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Annual Report to Shareholders for the year ended December 31, 2011 are incorporated into Part II of this Report on Form 10-K and filed as Exhibit 13.0 hereto. Portions of the Registrant’s definitive Proxy Statement relating to the Registrant’s 2012 Annual Meeting of Stockholders to be filed hereafter are incorporated into Part III of this Report on Form 10-K.

As used in this Annual Report on Form 10-K, the terms “we,” “us,” “our” and “the Company” mean Wells-Gardner Electronics Corporation, an Illinois corporation, and its subsidiaries, unless the context indicates a different meaning, and the term “common stock” means our common stock, $1.00 par value per share.

PART I
Item 1. BUSINESS

OVERVIEW

Founded in 1925, Wells-Gardner Electronics Corporation®, an Illinois corporation (wellsgardner.com), is a global distributor and manufacturer of liquid crystal display (LCD) video monitors and other related parts for a variety of markets including, but not limited to gaming machine manufacturers, casinos, coin-operated video game manufacturers and other display integrators.  The Company has a subcontractor relationship with two different Taiwanese electronics manufacturing service companies to produce LCD video displays in China.  In addition, the Company owns American Gaming & Electronics, Inc. (“AG&E”), a leading parts distributor and service center to the gaming markets. AG&E has offices in Las Vegas, Nevada; Hammonton, New Jersey; Hialeah, Florida and McCook, Illinois.  As part of AG&E, the Company has entered a new business to distribute Spielo Video Gaming Terminals in Illinois.  VGT sales are anticipated to start late third quarter 2012.  Through its wholly owned subsidiary AG&E and the subcontract production relationships, the Company has transitioned from a coin-operated amusement supplier to a key supplier to the gaming industry.  Wells-Gardner’s common stock is publicly traded on the NYSE Amex exchange under the symbol WGA.

PRODUCTS

The Company’s primary business is the design, manufacture, assembly, marketing, distribution and service of electronic components which consist of LCD video monitors, gaming supplies and components, and the integration of touch sensors to video monitors. These video products, gaming parts and services accounted for 100 percent of revenue in 2011, 2010, and 2009.

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

The Company sells into the following markets:
Market	2011	2010	2009
Gaming	90%	93%	93%
Amusement	10%	7%	7%
Totals	100%	100%	100%

MANUFACTURING AND ASSEMBLY

The Company’s production activities consist primarily of circuit designs, assembling electronic video boards, and finished units (and to a limited extent subassemblies), aligning, testing and integrating touch sensors at its subcontract operations in China and its McCook, Illinois plant.  In 2011, the Company had two sources performing final assembly of open frame video displays and supplying the Company with all of the LCD chassis subassemblies based on custom designs and setup specifications developed by the Company.  These two sources are HTP Technologies Inc and the Axiomtek Display Solutions, a Division of Axiomtek Co., Ltd.  Both HTP Technologies and Axiomtek Display Solutions have separate facilities in Qingxi, Guangdong Province, China.  Both HTP and Axiomtek are headquartered in Taiwan.  The Company has subcontract supply agreements with both companies and produces its major product lines with both Companies, so there is no reliance on a single source.  Furthermore, both agreements are terminable at will, with appropriate notice.  Both subcontract supply agreements require the company to purchase and supply the LCD panels and touch sensors and controllers to the subcontractor, are priced on a cost plus basis, and restrict HTP and Axiomtek from manufacturing and selling open frame displays to gaming and amusement companies headquartered in North America, South America, Europe and Australia and parts of the rest of the world other than the Company.

The Company relies on outside sources for the majority of its required components.  A limited number of sources are available for some electronic components and other raw materials. The Company has three major sources of LCD panels, two major sources of its touch sensors and controllers, and one major source for its inverters.  The three major sources of LCD panels are AU Optronics of Taiwan and Samsung Display and LG Display of Korea.  The two major sources of touch sensors and controllers are 3M Touch Systems of the USA and TPK Holdings Co., Ltd. of Taiwan.  The only source of inverters is Sampo Corporation of Taiwan, which again are manufactured to the Company’s specifications.  As the Company believes is characteristic of other manufacturers in its industry, it has been confronted with long lead times and cost pressures.  Due to some of these extended lead times, the Company carries additional inventory of certain critical supply components.

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

The Company believes it has no unique or unusual practices or policies relating to working capital items and believes its practices are consistent with other comparable companies in its served markets. The Company currently believes that its financial requirements during the foreseeable future can be met with funds generated from operating activities and from its credit facility. The Company’s current credit facility expires August 21, 2015.

The Company has several major competitors based in Asia (Korea and Taiwan) and the United States. Competition is based upon price, product performance, service and warranty.  In 2011 the Company experienced significant competition based upon price, but it was able to reduce costs about even with the reduced average selling prices, which resulted in similar margins compared to 2010. The Company believes that it is one of the two largest companies in the gaming and amusement video display market and there are approximately ten total competitors.

The Company’s largest customer, Aristocrat, accounted for 22%, 29% and 35% of total revenues in 2011, 2010 and 2009, respectively, and 41% and 24% of total accounts receivable as of December 31, 2011 and 2010, respectively.   The second largest customer accounted for 16%, 9% and 10% of the total revenue in 2011, 2010 and 2009, respectively, and 14% and 23% of the total accounts receivable as of December 31, 2011 and 2010, respectively.  The third largest customer accounted for 14%, 10% and 10% of total revenue in 2011, 2010 and 2009, respectively and 9% and 13% of the total accounts receivable as of December 31, 2011 2010, respectively.  The next largest customer accounted for 12%, 21% and 15% of the total revenue in 2011, 2010 and 2009, respectively, and 8% and 10% of the total accounts receivable as of December 31, 2011 and 2010, respectively.   No other customer accounted for more than 10% of sales in 2011, 2010 or 2009.

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

During 2011, the Company spent approximately $1,502,000 for product engineering, research and development costs, compared to $1,440,000 in 2010 and $1,344,000 in 2009. The Company does not license any patents and it has five US patent applications and five foreign patent applications submitted with ten patents pending with three issued, eleven copyrights submitted with eleven copyrights issued, and five trademarks submitted with two trademarks granted.

Compliance with federal, state and local provisions which have been enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, has had no material effect upon the capital expenditures, earnings and competitive position of the Company.

As of December 31, 2011, the Company employed a total of approximately 58 full time and 6 part-time employees at all its locations.  Several months before sales of the new Illinois video lottery terminal business commences, the Company will add 12 to 15 more full time employees to support this business.  The Company believes its relationship with its employees is satisfactory. Certain employees at the Company’s McCook, Illinois facility are covered under a collective bargaining agreement expiring on July 19, 2012.

The Company’s export sales accounted for total revenues of 26%, 22% and 27% in 2011, 2010, and 2009, respectively, with the majority of these sales being shipped to Australia.

RISK FACTORS RELATED TO OUR BUSINESS AND INDUSTRY

Technology changes as required by our customers could limit and impair our ability to produce products.

We are predominantly dependent on LCD and touch based technologies. We are continuing to develop our expertise and broaden our product line in newer LCD products and multi-touch technologies.  As we continue to participate in developing solutions for future technological applications for our customers such as software configuration tools and digital signage and daylight readable displays, and in the future organic light emitting diode (“OLED”), transmissive, flexible LCDs and 3D, the need for us to be able to provide a value-added component to the technology remains a critical issue.

The loss or interruption of supply from our key parts suppliers could limit our ability to manufacture our products.

We purchase certain materials and components for our products from various suppliers, some of which are located outside of the U.S.  We are obtaining all our LCD chassis subassembly boards primarily from four sources, namely AUO Optronics, Samsung Display, LG Display and Che Mei Display.  Any loss or interruption of supply from our key parts suppliers may require us to find new suppliers. The number of suppliers for certain electronic components and raw materials is limited. We could experience production or development delays while we seek new suppliers and could have difficulty finding new suppliers, which would substantially impair our operating results and business.

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

Our largest customer, Aristocrat Technologies Pty. Ltd., with whom we have a non exclusive supply agreement for 22” LCDs through October, 2012, accounted for 22%, 29%, and 35% of total revenues in 2011, 2010, and 2009, respectively, and 41%, 24%, and 45% of total accounts receivable in 2011, 2010, and 2009, respectively. A loss of this contract or customer would significantly reduce our revenues and profitability.

The goodwill of our American Gaming & Electronics acquisition in 2000 could become impaired.

The Company is required to measure the potential impairment of the goodwill related to our 2000 acquisition of American Gaming & Electronics per FASB ASC 350-20, Goodwill Subsequent Measurement, at least annually.  The goodwill amount on our balance sheet at December 31, 2011 and 2010 is $1,329,000.  The measurement of the American Gaming & Electronics reporting unit Fair Value requires certain management assumptions regarding future sales, gross margins, operating expense, effective tax rates, and net working capital requirements.

The 2011 year end analysis assumed that AGE was going to become a distributor in the Illinois Video Lottery terminal market in addition to its usual replacement kit, parts, and service distribution activities.  The analysis also requires the Company to determine appropriate discount rates for the next five years, the perpetuity growth and discount rate, and the perpetuity tax rate.  To the extent that the indicated Fair Value of a reporting unit is greater than its carrying value, then there is no indicated impairment.  Conversely, in the event that the carrying value of the reporting unit exceeds its indicated Fair Value, then some level of goodwill impairment has potentially occurred and additional analysis is necessary to quantify the level of impairment (i.e. Step II), if any.

The Company passed the step I test at December 31, 2011 and 2010; therefore there was no impairment.  However, there is no certainty in future periods that the Fair Value of the American Gaming & Electronics reporting unit will exceed its carrying value.

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

Our current bank line expires August 21, 2015 and requires the Company to maintain certain financial covenants. The Company fully intends to maintain compliance with the covenants under its bank line and expects it will be able to do so. If unsuccessful, the Company would be severely limited in its ability to fund operations.

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Because we want to provide you with more meaningful and useful information, this Annual Report includes forward-looking statements that reflect our current expectations and projections about our future results, performance, prospects and opportunities. You can find many of these statements by looking for words such as “may,” “will,” “expect,” “anticipate,” “believe,” “intend,” “estimate” and similar expressions. These forward-looking statements are based on information currently available to us and are subject to a number of risks, uncertainties and other factors that could cause our actual results, performance, prospects or opportunities in 2011 and beyond to differ materially from those expressed in, or implied by, these forward-looking statements. These risks, uncertainties and other factors include but are not limited to the factors described under the heading “Risk Factors” above. We caution you not to place undue reliance on any forward-looking statements. Except as otherwise required by federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, changed circumstances or any other reason after the date of this Annual Report.

Item 2. PROPERTIES

The Company’s current manufacturing and corporate headquarters is located at 9500 West 55th Street, Suite A, McCook, Illinois 60525. The Company’s leased McCook facility has approximately 104,000 square feet of floor space. Approximately 40,000 of the 104,000 square feet of the plant are dedicated to production and service and approximately 43,000 of the 104,000 square feet are devoted to warehousing. Offices for engineering, sales and administration are also located at that facility. The plant is in good condition, is well maintained, and currently has over 80% excess production capacity as the Company currently runs at 10% capacity on one shift and could run multiple shifts. The Company plans to reduce its production area to approximately 20,000 square feet and increase its warehousing space to 63,000 square feet in support of the new Illinois Video Lottery Terminal business for the second half of 2012.  The Company also has other smaller leased facilities to support the operations of AGE in Nevada, New Jersey and Florida.  The Company’s McCook facility lease expires on April 30, 2013.  The Company currently is working with the property manager and owner on a three year extension, which we expect to complete before April 30, 2012.

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

The Company filed a patent infringement case against a competitor in April, 2010 in the US District Court, Northern District of Illinois.  The Company is seeking royalty payments for use of its granted adder bracket patent.  On April 28, 2011, the Company entered into a License and Settlement Agreement that settles all disputes and lawsuits to the parties’ satisfaction.

The Company terminated a Licensing Agreement with Dimension Technologies, Inc. ("DTI") dated November 11, 2008 effective October 27, 2010, following the expiration of a 90-day notice period.   On October 26, 2010, DTI made a formal demand to the American Arbitration Association naming the Company as respondent, which Arbitration Demand was served on the Company November 1, 2010.  The Arbitration Demand makes reference to a breach of the Licensing Agreement, as well as misrepresentation, conversion, and unfair competition relative to the Company's alleged use of DTI's proprietary technology and business information and references a claim in the amount of $5,000,000.  In December 2011, DTI suggested the arbitration go to mediation.  A mutually convenient date of January 19, 2012 was set for mediation.  During mediation, a significantly lower settlement agreement was reached, the terms of which are confidential. On January 27, 2012, the Company entered a Settlement Agreement and Mutual Release that settles all disputes and arbitration to the parties’ satisfaction.  The Company notes that the settlement was significantly below the disclosure guideline for this section of ten percent of assets.  All expenses associated with the settlement agreement have been recorded in the December 31, 2011 financial statements.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company’s shareholders during the fourth quarter of 2011.

PART II

Item 5. MARKET FOR THE REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDERS MATTERS
(a) Not applicable.
(b) Not applicable
(c) Not applicable

Item 6. SELECTED FINANCIAL DATA

The information required by this Item is set forth in Exhibit 13.0 hereto, the Company’s Annual Report to Shareholders for the year ended December 31, 2011, under the caption “Selected Financial Data,” which information is incorporated herein by reference.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information required by this Item is set forth in Exhibit 13.0 hereto, the Company’s Annual Report to Shareholders for the year ended December 31, 2011, under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operation” section, which information is incorporated herein by reference.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by this Item is set forth in Exhibit 13.0 hereto, the Company’s Annual Report to Shareholders for the year ended December 31, 2011, under the caption “Market and Credit Risks” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section, which information is incorporated herein by reference.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial statements together with the notes thereto are set forth in Exhibit 13.0 hereto, the Company’s Annual Report to Shareholders for the year ended December 31, 2011, which information is incorporated herein by reference:

-	Consolidated Balance Sheets as of December 31, 2011 and 2010
-	Consolidated Statements of Operations for years ended December 31, 2011, 2010, and 2009
-	Consolidated Statements of Shareholders’ Equity for years ended December 31, 2011, 2010, and 2009
-	Consolidated Statements of Cash Flows for years ended December 31, 2011, 2010, and 2009
-	Notes to the Consolidated Financial Statements
-	Independent Auditors’ Reports

Quarterly financial data for the four quarters ended December 31, 2011 and 2010 are set forth in Exhibit 13.0 hereto in Note 13 of “Notes to the Consolidated Financial Statements” as part of the Company’s Annual Report to Shareholders for the year ended December 31, 2011, which information is incorporated herein by reference.

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

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal year ending December 31, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The Company's Chairman, President and Chief Executive Officer, its Executive Vice President and Chief Financial Officer, and other members of the Disclosure Committee conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) or 15d-15(e)), as of December 31, 2011.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework.  Based on such evaluation, the Company's Chairman, President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer have concluded that the Company's disclosure controls and procedures, as of the end of the period covered by the report, were adequate and effective to provide reasonable assurance that information required to be disclosed by the Company in reports that are filed or submitted under the Exchange Act, (1) is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (2) is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosures.

Item 9B. OTHER INFORMATION

None

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this Item is incorporated by reference under the captions “Election of Directors”, “Executive Officers”, “Section 16(a) Beneficial Ownership Reporting Compliance”, “Committees of the Board of Directors”, "Audit Committee" and “Notice of Business to be Conducted at a Special or Annual Meeting” in the Company’s definitive proxy statement related to its 2012 Annual Meeting of Shareholders.

The Company maintains a Code of Business Conduct & Ethics including a Whistleblower Policy governing the behavior of the Company’s employees, including its Executive and Corporate Officers, which is available for review on the Company’s website (www.wellsgardner.com) under its Investor Relations Corporate Governance section.

Item 11. EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference under the captions “2011 Summary Compensation Table,  “2011 Outstanding Equity Awards at Fiscal Year-End Table”, and “2011 Director Compensation Table” in the Company’s definitive proxy statement related to its 2012 Annual Meeting.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated by reference under the caption “Securities Beneficially Owned by Principal Shareholders and Management” in the Company’s definitive proxy statement related to its 2012 Annual Meeting and in Exhibit 13.0 hereto, Company’s 2011 Annual Report, in Note 5 of “Notes to the Consolidated Financial Statements.”

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The Information required by this Item is incorporated by reference under the captions “Certain Transactions with Management” and “Committees of the Board of Directors” in the Company’s definitive proxy statement related to its 2012 Annual Meeting.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated by reference under the caption “Proposal for Ratification of Appointment of Independent Certified Public Accountants” in the Company’s definitive proxy statement related to its 2012 Annual Meeting.

PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1) The following financial statements required by Part II, Item 8 of this annual report and are included in Exhibit 13.0 hereto:

-	Consolidated Balance Sheets as of December 31, 2011 and 2010

-	Consolidated Statements of Operations for years ended December 31, 2011, 2010, and 2009

-	Consolidated Statements of Shareholders’ Equity for years ended December 31, 2011, 2010, and 2009

-	Consolidated Statements of Cash Flows for years ended December 31, 2011, 2010, and 2009

-	Notes to the Consolidated Financial Statements

-	Report of Independent Registered Public Accounting Firm

(3) (c) The following exhibits are incorporated by reference or filed herewith:

3.1	Articles of Incorporation of the Company, as amended, filed as Exhibit 3.1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 1994 and incorporated herein by reference.

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

10.11
Agreement dated June 30, 2010 between the Company and Local 1031, I.B.E.W., AFL-CIO extending the collective bargaining agreement to June 30, 2011, filed as part of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

10.12	Agreement dated June 28, 2011 including Contract Considerations dated July 19, 2011 between the Company and Local 1031, I.B.E.W., AFL-CIO, extending the collective bargaining agreement to June 30, 2012, filed as part of the Company's Annual Report on Form 10-K for the year ended December 31, 2011.

10.13
Credit and Security Agreement with Wells-Fargo Bank, National Association, dated August 21, 2006 filed as Exhibit 10.1 to the Company’s Form 8K/A dated August 25, 2006 and incorporated herein by reference.

10.14
First Amendment to Credit and Security Agreement with Wells-Fargo Bank, National Association, dated March 29, 2007 filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 and incorporated herein by reference.

10.15
Second Amendment to Credit and Security Agreement with Wells-Fargo Bank, National Association, dated June 29, 2007 filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 and incorporated herein by reference.

10.16
Third Amendment to Credit and Security Agreement with Wells-Fargo Bank, National Association, dated September 15, 2009 filed as Exhibit 10.14 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 and incorporated herein by reference.

10.17
Fourth Amendment to Credit and Security Agreement with Wells-Fargo Bank, National Association, dated March 4, 2011 filed as part of  the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

10.18
Fifth Amendment to Credit and Security Agreement and Waiver of 12/31/11 Defaults with Wells-Fargo Bank, National Association, dated March 5, 2012 filed as part of  the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

10.19
Employment Agreement dated as of May 13, 2008 between the Company and James F. Brace, filed as Exhibit 10.13 of the Company's Current Report on Form 8-K dated May 14, 2009 and incorporated herein by reference.

10.20
Aristocrat Master Supply Agreement with Wells-Gardner Electronics Corporation dated October 13, 2010 filed as part of the Company's Annual Report on Form 10-K for the year ended December 31, 2010 and incorporated herein by reference.

13.0	Company’s Annual Report to Shareholders for the year ended December 31, 2011.

14.0	Wells-Gardner Code of Business Conduct and Ethics filed as Exhibit 14.0 of the Company's Annual Report on Form 10-K for the year ended December 31, 2008 and incorporated herein by reference.

23.0	Consent of Blackman Kallick LLP.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Statement of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

PRESS RELEASES

The following press releases have been issued during the Company's fiscal year ended December 31, 2011, which are available for review on the Company's website (www.wellsgardner.com) under its Investor Information section:

DATE	TITLE

02/16/2011	Wells-Gardner Reports Fourth Quarter and Full Year 2010 Earnings

03/01/2011	Wells-Gardner Announces Stock Dividend

03/04/2011	CORRECTION / Wells-Gardner Announces Stock Dividend

05/04/2011	Wells-Gardner Reports First Quarter Earnings

06/21/2011	Wells-Gardner Reports Sale of 500,000th LCD Display

07/12/2011	Illinois Supreme Court Has Upheld Legality of Capital Spending Bill and Therefore the Illinois Video Lottery business

08/10/2011	Wells-Gardner Reports Second Quarter and First Half 2011 Earnings

08/11/2011	Wells-Gardner's American Gaming & Electronics Subsidiary Received an Illinois Video Gaming Terminal Distributors License

11/09/2011	Wells-Gardner Reports Third Quarter Earnings 2011

01/04/2012	Wells-Gardner Announces The Illinois Video Gaming Central Communications Contract Has Been Signed

02/08/2012	Wells-Gardner Reports Fourth Quarter and Full year 2011 Earnings

FINANCIAL SCHEDULE

Schedules not included with this additional financial data have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

SCHEDULE II

UNAUDITED VALUATION AND QUALIFYING ACCOUNTS (in $000’s)

	Year Ended December 31,
ALLOWANCE FOR DOUBTFUL ACCOUNTS	2011	2010	2009
Beginning balance	$256	$248	$160
Additions charged to expense	$(18)	$26	$101
Deductions	$(32)	$(18)	$(13)
Balance at end of year	$206	$256	$248

INVENTORY OBSOLESCENCE RESERVE:
Beginning balance	$1,787	$2,549	$2,734
Additions charged to expense	$778	$1,167	$970
Deductions	$(1,008)	$(1,929)	$(1,155)
Balance at end of year	$1,557	$1,787	$2,549

DEFERRED TAX ASSET VALUATION ALLOWANCE:
Beginning balance	$2,844	$3,013	$3,569
Additions charged (credited to) to expense	$(147)	$(169)	$(556)
Balance at end of year	$2,697	$2,844	$3,013

WARRANTY RESERVE:
Beginning balance	$75	$90	$183
Additions	$212	$114	$160
Payments	$(200)	$(129)	$(253)
Balance at end of year	$87	$75	$90

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WELLS-GARDNER ELECTRONICS CORPORATION

By:	/s/ ANTHONY SPIER	Chairman of the Board, President
	Anthony Spier	& Chief Executive Officer	March 8, 2012

	/s/ JAMES F. BRACE	Executive Vice President, Secretary, Treasurer
	James F. Brace	& Chief Financial Officer
		(Principal Accounting Officer)	March 8, 2012
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated.

/s/ ANTHONY SPIER	Chairman of the Board, President
Anthony Spier	& Chief Executive Officer	March 8, 2012

/s/ MERLE BANTA
Merle Banta	Director	March 8, 2012

/s/ MARSHALL L. BURMAN
Marshall L. Burman	Director	March 8, 2012

/s/ FRANK R. MARTIN
Frank R. Martin	Director	March 8, 2012