Form 10-Q
period 2012-03-31
WELLS GARDNER ELECTRONICS CORP
filed 2012-05-10
CIK 105608

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2012.
or
[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____________ to ____________

Commission File Number 1-8250

WELLS-GARDNER ELECTRONICS CORPORATION
(Exact name of registrant as specified in its charter)

Illinois	36-1944630
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

9500 West 55th Street, Suite A, McCook, Illinois	60525-3605
(Address of principal executive offices)	(Zip Code)

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

As of May 4, 2012 approximately 11,664,000 shares of the Common Stock, $1.00 par value of the registrant were outstanding.

WELLS-GARDNER ELECTRONICS CORPORATION

FORM 10-Q TABLE OF CONTENTS

For The Three Months Ended March 31, 2012

PART I – FINANCIAL INFORMATION

Item 1.
Financial Statements:

Condensed Consolidated Statements of Earnings (unaudited)
-	Three Months Ended March 31, 2012 & 2011

Condensed Consolidated Balance Sheets
-	March 31, 2012 & 2011 (unaudited) & December 31, 2011

Condensed Consolidated Statements of Cash Flows (unaudited)
-	Three Months Ended March 31, 2012 & 2011

Notes to the Unaudited Condensed Consolidated Financial Statements

Item 2.
Management's Discussion & Analysis of Financial Condition & Results of Operations

Item 3.
Quantitative & Qualitative Disclosures about Market Risk

Item 4.
Controls & Procedures

PART II - OTHER INFORMATION

Item 1.
Legal Proceedings

Item 1A.
Risk Factors

Item 6.
Exhibits

SIGNATURES

Item 1. Financial Statements

WELLS-GARDNER ELECTRONICS CORPORATION
Condensed Consolidated Statements of Earnings (unaudited)
Three Months Ended March 31, 2012 and 2011

	Three Months Ended March 31
	2012	2011
Net sales	$12,343,000	$10,807,000
Cost of sales	10,158,000	8,890,000
Gross margin	2,185,000	1,917,000
Engineering, selling & administrative expenses	1,951,000	2,129,000
Operating Earnings (loss)	234,000	(212,000)
Interest expense	30,000	29,000
Income tax expense (benefit)	2,000	(1,000)
Net Earnings (loss)	$202,000	$(240,000)

Earnings per share:
Basic earnings per share	$0.02	$(0.02)
Diluted earnings per share	$0.02	$(0.02)

Basic average common shares outstanding	11,625,314	11,562,715
Diluted average common shares outstanding	11,629,916	11,571,434

See accompanying notes to the unaudited condensed consolidated financial statements

WELLS-GARDNER ELECTRONICS CORPORATION
Condensed Consolidated Balance Sheets

	March 31,	March 31,	December 31,
	2012	2011	2011
	(unaudited)	(unaudited)
Assets:
Current assets:
Cash	$221,000	$89,000	$221,000
Accounts receivable, net	6,824,000	7,150,000	6,363,000
Accounts receivable, subcontractor	3,432,000	4,658,000	4,132,000
Inventory	7,918,000	7,718,000	9,109,000
Other current assets	518,000	953,000	510,000
Total current assets	$18,913,000	$20,568,000	$20,335,000

Property, plant & equipment, net	237,000	388,000	257,000

Other assets:
Deferred tax asset, net	471,000	177,000	471,000
Goodwill	1,329,000	1,329,000	1,329,000
Total other assets	1,800,000	1,506,000	1,800,000
Total assets	$20,950,000	$22,462,000	$22,392,000

Liabilities:
Current liabilities:
Accounts payable	$1,751,000	$1,324,000	$785,000
Accounts payable, subcontractor	1,722,000	3,061,000	3,687,000
Accrued expenses	1,132,000	1,482,000	1,300,000
Total current liabilities	$4,605,000	$5,867,000	$5,772,000

Long-term liabilities:
Note payable	544,000	1,366,000	1,059,000
Total liabilities	$5,149,000	$7,233,000	$6,831,000

Shareholders' Equity:
Common stock: authorized 25,000,000 shares
$1.00 par value; shares issued and outstanding:
11,663,898 shares as of March 31, 2012
11,602,233 shares as of March 31, 2011
11,594,501 shares as of December 31, 2011	$11,664,000	$11,602,000	$11,595,000
Additional paid-in capital	5,128,000	5,050,000	5,050,000
Accumulated deficit	(686,000)	(1,156,000)	(889,000)
Unearned compensation	(305,000)	(267,000)	(195,000)
Total shareholders' equity	15,801,000	15,229,000	15,561,000
Total liabilities & shareholders' equity	$20,950,000	$22,462,000	$22,392,000

See accompanying notes to the unaudited condensed consolidated financial statements

WELLS-GARDNER ELECTRONICS CORPORATION
Condensed Consolidated Statements of Cash Flows (unaudited)
Three Months Ended March 31, 2012 and 2011

	Three Months Ended
	March 31,	March 31,
	2012	2011
Cash flows from operating activities:
Net earnings (loss)	$202,000	$(240,000)
Adjustments to reconcile net earnings (loss) to
net cash provided by (used in) operating activities:
Depreciation and amortization	40,000	54,000
Bad debt (recovery) expense	(46,000)	2,000
Amortization of unearned compensation	19,000	18,000
Changes in current assets & liabilities
Accounts receivable	(415,000)	(2,391,000)
Inventory	1,191,000	882,000
Prepaid expenses & other	(8,000)	(277,000)
Accounts payable	966,000	446,000
Due to/from subcontractor	(1,264,000)	194,000
Accrued expenses	(168,000)	590,000
Net cash provided by (used in) operating activities	$517,000	$(722,000)

Cash used in investing activities:
Additions to plant & equipment	(20,000)	(21,000)
Net cash used in investing activities	$(20,000)	$(21,000)

Cash (used in) provided by financing activities:
(Repayments) Borrowings - note payable	(515,000)	801,000
Proceeds from shares issued, options exercised and purchase plan	18,000	2,000
Net cash (used in) provided by financing activities	$(497,000)	$803,000

Net increase in cash	0	60,000
Cash at beginning of period	221,000	29,000
Cash at end of period	$221,000	$89,000

Supplemental cash flow disclosure:
Interest paid	30,000	28,000
Taxes paid	1,000	0

See accompanying notes to the unaudited condensed consolidated financial statements

WELLS-GARDNER ELECTRONICS CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements

1.           In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, which are necessary for a fair presentation of the financial position and results of operations for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (GAAP USA) have been condensed or omitted.  These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes included in the Company's 2011 Annual Report to Shareholders. The results of operations for the three months ended March 31, 2012 are not necessarily indicative of the operating results for the full year.

2.           Basic earnings per share are based on the weighted average number of shares outstanding whereas diluted earnings per share include the dilutive effect of unexercised common stock equivalents. Potentially dilutive securities are excluded from diluted earnings per share calculations for periods with a net loss.

3.            The Company maintains an Incentive Stock Option and Stock Award Plan under which officers and key employees may acquire up to a maximum of 2,052,408 common shares.

Stock Options
The Company’s Stock Option Plan ended on December 31, 2008.  Options could be granted through December 31, 2008 at an option price not less than fair market value on the date of grant and are exercisable not earlier than six months nor later than ten years from the date of grant. Options vest over two and three year periods. As of March 31, 2012, 1 person held outstanding options and was eligible to participate in the plan. Such options expire on various dates through April 8, 2014.

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

The following table summarizes information about stock options outstanding for the three months ending March 31, 2012:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at beginning of year	30,328	$1.83
Granted	0	$0.00
Forfeited	0	$0.00
Exercised	(11,397)	$1.56
Outstanding, March 31, 2012	18,931	$2.00	1.6	$5,000
Exercisable, March 31, 2012	18,931	$2.00	1.6	$5,000

Restricted Shares
The employees will earn the restricted shares in exchange for services to be provided to the Company over a three-year or five-year vesting period. All shares granted are governed by the Company’s Stock Award Plan, which was approved by shareholders in 2000. As of March 31, 2012, 172,456 restricted shares are outstanding on a dividend adjusted basis. Total unrecognized compensation cost related to unvested stock awards is approximately $305,000 and is expected to be recognized over a weighted average period of 2.3 years.

The following table summarizes information regarding Restricted Share activity for the three months ending March 31, 2012:
	Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2011	164,140	$1.96
Granted	58,000	$2.22
Vested	(49,684)	$1.66
Forfeited	0	$0.00
Unvested, March 31, 2012	172,456	$2.13

4.           Our inventory detail as of March 31, 2012, March 31, 2011 and December 31, 2011 was as follows:

	March 31,	March 31,	December 31,
(in $000's)	2012	2011	2011
	(unaudited)	(unaudited)
Inventory:
Raw materials	$3,744	$3,281	$2,815
In transit finished goods	736	1,576	1,379
Finished goods	3,438	2,861	4,915
Total	$7,918	$7,718	$9,109

5.           On March 5, 2012, the Company signed an amendment to extend the term of the credit agreement with Wells Fargo Bank one year to August 21, 2015.  The total credit line of $12 million, the interest rate of three month Libor plus 375 basis points, and the annual maintenance fees remained the same.  The amendment included a waiver for the fourth quarter 2011 minimum book net worth and minimum net earnings covenants and eliminated the book net worth covenant for future periods.  The financial covenants for the first three quarters of 2012 were modified to account for the investment which the Company is making into the Video Gaming Terminal market with the year end 2012 covenants remaining the same.  The amendment also increased the year end minimum earnings covenant to $300,000 for 2013 and 2014, and raised the capital expenditure limit to $400,000 per year for 2013, 2014 and 2015.  The Company is in compliance with all of its covenants at March 31, 2012.

6.           An income tax valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The net change in the valuation allowance for the three months ended March 31, 2012 was a decrease of $48,000 to recognize the decrease in deferred tax assets during the first three months. The net deferred tax asset of $471,000 as of March 31, 2012 represents the Company’s belief that it is more likely than not that a profit will be generated over the next twelve to eighteen months due to the addition of video gaming sales beginning in late 2012, which will allow the Company to use a portion of the current net operating loss carry forwards.

As of December 31, 2011, the Company has net operating loss carry forwards for Federal income tax purposes of approximately $5,419,000, which are available to offset future Federal taxable income, if any, through 2022. The Company also has alternative minimum tax credit carry forwards of approximately $136,000, which are available to reduce future Federal regular income taxes, if any, over an indefinite period. No tax benefits are set to expire in the next twelve months that may have an impact upon the Company’s effective tax rate.

The Company files tax returns in the U.S. federal jurisdiction and various state jurisdictions. The tax years 2008, 2009, 2010 and 2011 remain open to examinations. Our policy is to recognize interest and penalties related to uncertain tax positions in income tax expense. During the three months ended March 31, 2012, the Company did not recognize expense for interest or penalties related to income tax, and do not have any amounts accrued at March 31, 2012, as the Company does not believe it has taken any uncertain income tax positions.

7.           The Company accounts for its goodwill resulting from its purchase of American Gaming and Electronics, Inc. (AGE) in conformity with GAAP USA. GAAP USA requires that goodwill not be amortized, but instead be tested for impairment at least annually, which the Company does annually in the fourth quarter. The Company determined that there was no impairment of goodwill in 2011 and 2010 by utilization of a discounted cash flow analysis.  The model utilizes numerous assumptions, including but not limited to future sales estimates of AGEs traditional products and of Video Gaming Terminals (VGTs) related to the new Illinois VGT business.  Due to the nature of such estimates, there is no certainty in future periods that the Fair Value of the American Gaming & Electronics reporting unit will exceed its carrying value.

8.           The Company has evaluated subsequent events through the date the financial statements were issued for the three months ended March 31, 2012.

Item 2. Management's Discussion & Analysis of Financial Condition & Results of Operations

Three Months Ended March 31, 2012 & 2011

For the first quarter ended March 31, 2012, net sales increased $1.5 million or 14.2% to $12,343,000 compared to $10,807,000 the first quarter 2011.  Overall video display unit volume increased over 6,900 units or 29% year over year.  Video display average selling price decreased 11% the first quarter this year versus first quarter last year primarily due to mix of TN type LCDs versus premium type LCDs and fewer large screen size sales.  The net of the video display volume increases and selling price decreases resulted in a video display sales increase of $1.4 million.  Parts sales increased by $126,000 in the first quarter 2012 compared to the same quarter 2011.  Gaming sales for the first quarter increased by 17% to $11.17 million from $9.51 million in the first quarter prior year due to higher video display volume and parts sales in the gaming market.  Amusement sales decreased by 10% to $1.17 million in the first quarter 2012 from $1.30 million in the first quarter 2011 due to a change in screen size preferences.

Gross margin for the first quarter 2012 increased $268,000 to $2,185,000 or 17.7% of sales compared to $1,917,000 or 17.7% in the first quarter 2011.  The gross margin was flat year over year for the first quarter.  As a result, the $268,000 gross margin net increase was the result of higher sales volume.  Margins will be a challenge in 2012 due to competitive pricing to retain and grow LCD monitor volumes and the addition of VGT sales with much higher selling prices at lower margins.  However, we are working to reduce LCD monitor costs to counter the decline to the extent possible.

Operating expenses decreased by $178,000 in the first quarter 2012 compared to the same quarter 2011.  Due to higher sales and lower operating expenses, operating expenses as a percent of sales decreased to 15.8% in the quarter from 19.7% of sales in the same quarter last year.  Operating expenses to support the new video lottery business decreased $4,000 in the first quarter compared to the same period the prior year, while operating expenses for the base manufacturing and distribution businesses decreased by $174,000.  The base business other operating expense decreases were primarily due to a sizable decrease in litigation expense associated with two lawsuits concluded in 2011. In addition, the Company had modest increases in sales commissions and engineering sample and agency expenses which were offset by modest decreases in bad debt expense and stock exchange fees.  The Company is upgrading its Oracle application software during the second quarter which will increase operating expenses. Notwithstanding, the Company continues to place great emphasis on operating expense control.

Operating earnings were $234,000 in the first quarter 2012 compared to loss of $(212,000) in the first quarter 2011 resulting in a $446,000 improvement in operating income.  This improvement was the result of higher sales, which generated higher gross margin, and lower operating expenses.  Operating income would have been $139,000 greater had the Company not made the investments in the Illinois Video Gaming Terminal (VGT) market.

Interest expense was $30,000 in the first quarter 2012 compared to $29,000 in the first quarter 2011.  Other expense was zero in the first quarter 2012 and the first quarter 2011.

Income tax expense was $2,000 in the first quarter 2012 compared to $1,000 credit in the first quarter 2011.

Net income improved $442,000 to $202,000 in the first quarter 2012 compared to a $(240,000) loss in the first quarter 2011.  For the first quarter 2012 basic and diluted earnings per share were $0.02 compared to basic and diluted earnings per share loss of $(0.02) in the first quarter 2011.

Outlook

The Company is projecting sales in the fiscal year 2012 of between $60 million and $70 million based on our prediction that the Illinois Video Gaming business will begin in the third quarter 2012.  This compares to sales of $42.9 million in fiscal 2011. The Illinois Gaming Board and Scientific Games Corporation, the central server provider, have jointly announced that they expect the first installations in early August 2012.  In addition, the Company is developing several new proprietary products that we expect will contribute to improved sales and margins in 2012. We will continue to aggressively control costs and inventory levels.

Liquidity & Capital Resources

Cash provided by operating activities during the first quarter ended March 31, 2012 was $517,000.

Net income plus non cash adjustments for the first quarter 2011 was $215,000.  Accounts receivable increased only $415,000 in the first quarter to $6,824,000 on March 31, 2012, even though first quarter 2012 sales were over $3 million higher than the fourth quarter 2011 sales, due to better collections.  Accounts receivable days outstanding decreased to 50 days on March 31, 2012 from 63 days on December 31, 2011.  Inventory decreased by $1,191,000 to $7,918,000 on March 31, 2012.  As a result, days in inventory decreased to 71 days at March 31, 2012 compared to 110 days on December 31, 2011.  Prepaid expenses increased by $8,000 during the first quarter 2012.  Accounts payable increased $966,000 in the first quarter 2012 to $1,751,000.  Accounts payable days outstanding increased to 57 days on March 31, 2012 from 28 days at December 31, 2011.  Due to subcontractors increased more than due from subcontractors by $1,264,000 in the first quarter 2012 due to higher production volume and to higher subcontractor LCD panel inventory.  Accrued expenses decreased by $168,000 in the first quarter.

During the first quarter 2012, cash used by investing activities was $20,000 primarily for the purchase of IT server equipment.

Long-term notes payable decreased $515,000 to $544,000 on March 31, 2012 from $1,059,000 on December 31, 2011.  Proceeds from options exercised were $18,000 during the first quarter 2012.  Payments on long-term notes payable net of exercised options proceeds resulted in $497,000 of cash used in financing activities.

The net increase in cash was zero from December 31, 2011 to March 31, 2012 leaving the Company’s cash balance at $221,000 at March 31, 2012.

The Company is subject to certain market risks, mainly interest rates.  On August 21, 2006, the Company entered into a four-year $15 million revolving credit facility with Wells Fargo Bank NA.  The Company must maintain certain financial covenants including minimum book net worth, minimum net earnings, maximum capital expenditures and maximum compensation increases. Substantially all assets of the Company are utilized as collateral for this credit facility. On September 15, 2010, the Company amended the term of the credit agreement extending it three years to August 21, 2013.  The amended credit agreement reduced the revolving credit facility from $15 million to $12 million. The financial covenants, which remained the same, now include a provision that any future write off of goodwill will be an add back to the earnings covenant.  On March 04, 2011, the Company signed an amendment to extend the term of the credit agreement with Wells Fargo Bank one year to August 21, 2014.  The amended credit facility has an interest rate of three month LIBOR plus 375 basis points, plus other fees including annual maintenance and exam fees.  In addition, the Company pays $31,000 credit insurance on selected foreign receivables.  The financial covenants were modified for 2011 to account for the investment which the Company is making into the Video Gaming Terminal market, however the financial covenants will return to their original amounts December 31, 2011 through August, 2014.

On March 5, 2012, the Company amended the credit agreement. The amendment includes a waiver for the fourth quarter 2011 minimum book net worth and minimum net earnings covenants and eliminated the book net worth covenant for future periods.  The financial covenants for the first three quarters 2012 were modified to account for the investment which the Company is making into the Video Gaming Terminal market with the year end 2012 covenants remaining the same.  The amendment also increased the year end minimum earnings covenant to $300,000 for 2013 and 2014, and raised the capital expenditure limit to $400,000 per year for 2013, 2014 and 2015. The amendment also increased the term of the credit agreement by one year.  The Company may pay down the loans at any time; however, monthly interest charges are not less than $10,000 per month through August, 2012 and $5,000 per month thereafter to termination.  All bank debt is due and payable on August 21, 2015.  An adverse change in interest rates during the time that this debt is outstanding would cause an increase in the amount of interest paid.  As of March 31, 2012, the Company had total outstanding bank debt of $500,000 at an average interest rate of 4.25%.

Item 3. Quantitative & Qualitative Disclosures about Market Risk

There have been no material changes to the Company’s market risk during the three months ended March 31, 2012.  For additional information on market risk, refer to the “Quantitative and Qualitative Disclosures about Market Risk” section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

The Company is subject to certain market risks, mainly interest rate risk.  In August 2006, the Company entered into a four-year secured credit facility with Wells Fargo Bank.  In September 2010, the Company entered into a three-year extension of the credit facility.  On March 4, 2011, the Company entered into an additional one year extension of the credit facility.  On March 5, 2012, the Company entered into another additional one year extension of the credit facility.

As of March 31, 2012, the Company had total outstanding bank debt of $0.5 million at an average interest rate of 4.25%.  The loan is at three month Libor plus 3.75% with a minimum interest charge of $10,000 per month. All of the Company’s debt is subject to variable interest rates at this time. An adverse change in interest rates during the time that this debt is outstanding would cause an increase in the amount of interest paid. If the debt would exceed approximately $2.9 million, then a 100 basis point increase in interest rates would result in additional interest expense recognized in the financial statements. The Company may make payments towards the loans at any time without penalty.  However, there is a minimum interest charge of $10,000 per month through August 2012 which reduces to $5,000 per month through August 2014.

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

Item 4. Controls & Procedures

The Company has established a Disclosure Committee, which is made up of the Company’s Chief Executive Officer, Chief Financial Officer and other members of management. The Disclosure Committee conducts an evaluation of the effectiveness of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) as of the end of the period covered by this report. While the Company has limited resources and cost constraints due to its size, based on the evaluation required by Rule 13a-15(b), the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this quarterly report has been made known to them. As of March 31, 2012, there have been no known significant changes in internal controls or in other factors that could significantly affect these controls.

Recently Issued Accounting Pronouncements

In September 2011, the FASB issued guidance providing the option to first assess qualitative factors, such as macroeconomic conditions and industry and market considerations, to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount.  If impairment is indicated by the qualitative assessment, then it is necessary to perform the two-step goodwill impairment test.  If the option is not elected, the guidance requiring the two-step goodwill impairment test in unchanged.  The new guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted.  The Company adopted this guidance in the current quarter and the impact was not material to the Company’s results of operations or financial position.

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

NONE

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

Item 6. Exhibits

(a)	Exhibits:

	Exhibit 31.1	-	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	Exhibit 31.2	-	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	Exhibit 32.1	-	Statement of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

	Exhibit 101.INS	-	XBRL Instance Document

	Exhibit 101.SCH	-	XBRL Taxonomy Extension Schema

	Exhibit 101.CAL	-	XBRL Taxonomy Extension Calculation Linkbase

	Exhibit 101.DEF	-	XBRL Taxonomy Extension Definition Linkbase

	Exhibit 101.LAB	-	XBRL Taxonomy Extension Label Linkbase

	Exhibit 101.PRE		XBRL Taxonomy Extension Presentation Linkbase

(b)	Press Releases:

The following press releases have been issued by the Company during the Company’s three months 2012, which are available on the Company’s website (www.wellsgardner.com) under its Investor Information section:

DATE	TITLE

01/04/12	Wells-Gardner Announces The Illinois Video Gaming Central Communications Contract Has Been Signed

02/15/12	Wells-Gardner Reports Fourth Quarter and Full Year 2011 Earnings

02/28/12	Wells-Gardner Announces Investor Presentation At The Roth Capital Partners Growth Stock Conference

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WELLS-GARDNER ELECTRONICS CORPORATION

Date:	May 10, 2012	By:
James F. Brace
Executive Vice President,
Chief Financial Officer,
Treasurer & Corporate Secretary