Form 10-Q
period 2012-06-30
WELLS GARDNER ELECTRONICS CORP
filed 2012-08-14
CIK 105608

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2012.
or
[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____________ to ____________

Commission File Number 1-8250

WELLS-GARDNER ELECTRONICS CORPORATION
(Exact name of registrant as specified in its charter)

Illinois	36-1944630
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

9500 West 55th Street, Suite A, McCook, Illinois	60525-3605
(Address of principal executive offices)	(Zip Code)

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

As of August 6, 2012 approximately 11,664,000 shares of the Common Stock, $1.00 par value of the registrant were outstanding.

WELLS-GARDNER ELECTRONICS CORPORATION

FORM 10-Q TABLE OF CONTENTS

For The Three Months and Six Months Ended June 30, 2012

PART I – FINANCIAL INFORMATION

Item 1.
Financial Statements:

Condensed Consolidated Statements of Operations (unaudited)
-	Three Months and Six Months Ended June 30, 2012 & 2011

Condensed Consolidated Balance Sheets
-	June 30, 2012 & 2011 (unaudited) & December 31, 2011

Condensed Consolidated Statements of Cash Flows (unaudited)
-	Three Months and Six Months Ended June 30, 2012 & 2011

Notes to the Unaudited Condensed Consolidated Financial Statements

Item 2.
Management's Discussion & Analysis of Financial Condition & Results of Operations

Item 3.
Quantitative & Qualitative Disclosures about Market Risk

Item 4.
Controls & Procedures

PART II - OTHER INFORMATION

Item 1.
Legal Proceedings

Item 1A.
Risk Factors

Item 5.
Other Information

Item 6.
Exhibits

SIGNATURES

Item 1. Financial Statements

WELLS-GARDNER ELECTRONICS CORPORATION
Condensed Consolidated Statements of Operations (unaudited)
Three Months and Six Months Ended June 30, 2012 and 2011

	Three Months Ended June 30		Six Months Ended June 30
	2012	2011	2012	2011
Net sales	$12,843,000	$13,150,000	$25,186,000	$23,957,000
Cost of sales	10,541,000	10,466,000	20,699,000	19,356,000
Gross margin	2,302,000	2,684,000	4,487,000	4,601,000
Engineering, selling & administrative expenses	2,380,000	2,042,000	4,331,000	4,171,000
Operating (Loss) Earnings	(78,000)	642,000	156,000	430,000
Interest expense	30,000	33,000	60,000	61,000
Other (income), net	(1,000)	0	(1,000)	0
Income tax expense	19,000	9,000	20,000	9,000
Net (Loss) Earnings	$(126,000)	$600,000	$77,000	$360,000

Earnings per share:
Basic (loss) earnings per share	$(0.01)	$0.05	$0.01	$0.03
Diluted (loss) earnings per share	$(0.01)	$0.05	$0.01	$0.03

Basic average common shares outstanding	11,663,898	11,602,233	11,644,501	11,582,474
Diluted average common shares outstanding	11,666,670	11,607,410	11,648,171	11,589,591

See accompanying notes to the unaudited condensed consolidated financial statements

WELLS-GARDNER ELECTRONICS CORPORATION
Condensed Consolidated Balance Sheets

	June 30,	June 30,	December 31,
	2012	2011	2011
	(unaudited)	(unaudited)
Assets:
Current assets:
Cash	$40,000	$190,000	$221,000
Accounts receivable, net	8,081,000	9,031,000	6,363,000
Accounts receivable, subcontractor	3,289,000	7,178,000	4,132,000
Inventory	7,347,000	10,668,000	9,109,000
Other current assets	1,007,000	847,000	510,000
Total current assets	$19,764,000	$27,914,000	$20,335,000

Property, plant & equipment, net	271,000	333,000	257,000

Other assets:
Deferred tax asset, net	471,000	177,000	471,000
Goodwill	1,329,000	1,329,000	1,329,000
Total other assets	1,800,000	1,506,000	1,800,000
Total assets	$21,835,000	$29,753,000	$22,392,000

Liabilities:
Current liabilities:
Accounts payable	$1,015,000	$1,921,000	$785,000
Accounts payable, subcontractor	1,677,000	6,554,000	3,687,000
Accrued expenses	1,111,000	1,005,000	1,300,000
Total current liabilities	$3,803,000	$9,480,000	$5,772,000

Long-term liabilities:
Note payable	2,337,000	4,422,000	1,059,000
Total liabilities	$6,140,000	$13,902,000	$6,831,000

Shareholders' Equity:
Common stock: authorized 25,000,000 shares
$1.00 par value; shares issued and outstanding:
11,663,898 shares as of June 30, 2012
11,602,233 shares as of June 30, 2011
11,594,501 shares as of December 31, 2011	$11,664,000	$11,602,000	$11,595,000
Additional paid-in capital	5,127,000	5,050,000	5,050,000
Accumulated deficit	(812,000)	(556,000)	(889,000)
Unearned compensation	(284,000)	(245,000)	(195,000)
Total shareholders' equity	15,695,000	15,851,000	15,561,000
Total liabilities & shareholders' equity	$21,835,000	$29,753,000	$22,392,000

See accompanying notes to the unaudited condensed consolidated financial statements

WELLS-GARDNER ELECTRONICS CORPORATION
Condensed Consolidated Statements of Cash Flows (unaudited)
Three Months and Six Months Ended June 30, 2012 and 2011

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30	June 30
	2012	2011	2012	2011
Cash flows from operating activities:
Net (loss) earnings	$(126,000)	$600,000	$76,000	$360,000
Adjustments to reconcile net (loss) earnings to
net cash used in operating activities:
Depreciation and amortization	39,000	55,000	79,000	109,000
Bad debt recovery	(10,000)	(36,000)	(56,000)	(34,000)
Amortization of unearned compensation	21,000	22,000	40,000	40,000
Changes in current assets & liabilities
Accounts receivable	(1,247,000)	(1,845,000)	(1,662,000)	(4,236,000)
Inventory	571,000	(2,950,000)	1,762,000	(2,068,000)
Prepaid expenses & other	(489,000)	106,000	(497,000)	(171,000)
Accounts payable	(736,000)	597,000	230,000	1,043,000
Due to/from subcontractor	97,000	973,000	(1,167,000)	1,167,000
Accrued expenses	(21,000)	(477,000)	(189,000)	113,000
Net cash used in operating activities	$(1,901,000)	$(2,955,000)	$(1,384,000)	$(3,677,000)

Cash used in investing activities:
Additions to plant & equipment, net	(73,000)	0	(93,000)	(21,000)
Net cash used in investing activities	$(73,000)	$0	$(93,000)	$(21,000)

Cash provided by financing activities:
Borrowings - note payable	1,793,000	3,056,000	1,278,000	3,857,000
Proceeds from shares issued, options exercised and purchase plan	0	0	18,000	2,000
Net cash provided by financing activities	$1,793,000	$3,056,000	$1,296,000	$3,859,000

Net (decrease) increase in cash	(181,000)	101,000	(181,000)	161,000
Cash at beginning of period	221,000	89,000	221,000	29,000
Cash at end of period	$40,000	$190,000	$40,000	$190,000

Supplemental cash flow disclosure:
Interest paid	30,000	33,000	60,000	61,000
Taxes paid	20,000	9,000	21,000	9,000

See accompanying notes to the unaudited condensed consolidated financial statements

WELLS-GARDNER ELECTRONICS CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements

1.           In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, which are necessary for a fair presentation of the financial position and results of operations for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (GAAP USA) have been condensed or omitted.  These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes included in the Company's 2011 Annual Report to Shareholders. The results of operations for the six months ended June 30, 2012 are not necessarily indicative of the operating results for the full year.

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

Stock Options
The Company’s Stock Option Plan ended on December 31, 2008.  Options could be granted through December 31, 2008 at an option price not less than fair market value on the date of grant and are exercisable not earlier than six months nor later than ten years from the date of grant. Options vest over two and three year periods. As of June 30, 2012, 1 person held outstanding options and was eligible to participate in the plan. Such options expire on various dates through April 8, 2014.

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

The following table summarizes information about stock options outstanding for the six months ending June 30, 2012:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at beginning of year	30,328	$1.83
Granted	0	$0.00
Forfeited	0	$0.00
Exercised	(11,397)	$1.56
Outstanding, June 30, 2012	18,931	$2.00	1.3	$5,000
Exercisable, June 30, 2012	18,931	$2.00	1.3	$5,000

Restricted Shares
The employees will earn the restricted shares in exchange for services to be provided to the Company over a three-year or five-year vesting period. All shares granted are governed by the Company’s Stock Award Plan, which was approved by shareholders in 2000. As of June 30, 2012, 172,456 restricted shares are outstanding on a dividend adjusted basis. Total unrecognized compensation cost related to unvested stock awards is approximately $284,000 and is expected to be recognized over a weighted average period of 2 years.

The following table summarizes information regarding Restricted Share activity for the six months ending June 30, 2012:
	Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2011	164,140	$1.96
Granted	58,000	$2.22
Vested	(49,684)	$1.66
Forfeited	0	$0.00
Unvested, June 30, 2012	172,456	$2.13

4.           Our inventory detail as of June 30, 2012, June 30, 2011 and December 31, 2011 was as follows:

	June 30,	June 30,	December 31,
(in $000's)	2012	2011	2011
	(unaudited)	(unaudited)
Inventory:
Raw materials	$3,010	$3,992	$2,815
In transit finished goods	791	1,798	1,379
Finished goods	3,547	4,878	4,915
Total	$7,348	$10,668	$9,109

5.           On March 5, 2012, the Company signed an amendment to extend the term of the credit agreement with Wells Fargo Bank one year to August 21, 2015.  The total credit line of $12 million, the interest rate of three month Libor plus 375 basis points, and the annual maintenance fees remained the same.  The amendment included a waiver for the fourth quarter 2011 minimum book net worth and minimum net earnings covenants and eliminated the book net worth covenant for future periods.  The financial covenants for the first three quarters of 2012 were modified to account for the investment which the Company is making into the Video Gaming Terminal market with the year end 2012 covenants remaining the same.  The amendment also increased the year end minimum earnings covenant to $300,000 for 2013 and 2014, and raised the capital expenditure limit to $400,000 per year for 2013, 2014 and 2015.  The Company is in compliance with all of its covenants at June 30, 2012.

6.           An income tax valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The net change in the valuation allowance for the six months ended June 30, 2012 was a decrease of $21,000 to recognize the decrease in deferred tax assets during the first six months. The net deferred tax asset of $471,000 as of June 30, 2012 represents the Company’s belief that it is more likely than not that a profit will be generated over the next twelve to eighteen months due to the addition of video gaming sales beginning in late 2012, which will allow the Company to use a portion of the current net operating loss carry forwards.

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

The Company files tax returns in the U.S. federal jurisdiction and various state jurisdictions. The tax years 2008, 2009, 2010 and 2011 remain open to examinations. Our policy is to recognize interest and penalties related to uncertain tax positions in income tax expense. During the six months ended June 30, 2012, the Company did not recognize expense for interest or penalties related to income tax, and do not have any amounts accrued at June 30, 2012, as the Company does not believe it has taken any uncertain income tax positions.

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

8.           The Company has evaluated subsequent events through the date the financial statements were issued for the six months ended June 30, 2012.

Item 2. Management's Discussion & Analysis of Financial Condition & Results of Operations

Three Months Ended June 30, 2012 & 2011

For the second quarter ended June 30, 2012, net sales decreased $0.3 million or 2.3% to $12,843,000 compared to $13,150,000 the second quarter 2011.  Overall video display unit volume increased over 2,300 units or 8% year over year.  Video display average selling prices decreased 11% the second quarter this year versus second quarter last year primarily due to a higher mix of lower cost TN LCDs versus premium  LCDs.  The net of the video display volume increases and selling price decreases resulted in a video display sales decrease of $0.5 million.  Parts sales increased by $230,000 in the second quarter 2012 compared to the same quarter 2011.  Gaming sales for the second quarter decreased by 5% to $11.45 million from $12.06 million in the second quarter prior year due to the average selling price decline exceeding the display volume and parts sales increases in the gaming market.  Amusement sales increased by 28% to $1.40 million in the second quarter 2012 from $1.09 million in the second quarter 2011 due to availability of the larger screen size this market prefers.

Gross margin for the second quarter 2012 decreased $382,000 to $2,302,000 or 17.9% of sales compared to $2,684,000 or 20.4% in the second quarter 2011.  The second quarter 2011 margin was unusually high due to favorable absorption and lower royalty expense, whereas the second quarter 2012 gross margin is more indicative of the Company’s margin normal margin.  The 2.5% margin decline the second quarter of this year reduced the margin by $550,000, while the higher sales volume partially offset the margin decline by $168,000.

Operating expenses increased by $338,000 in the second quarter 2012 compared to the same quarter 2011.  Due to lower sales and operating expenses, operating expenses as a percent of sales increased to 18.5% in the quarter from 15.2% of sales in the same quarter last year.  Operating expenses to support the new video lottery business increased $47,000 in the second quarter compared to the same period the prior year, while operating expenses for the base manufacturing and distribution businesses increased by $291,000.  The base business other operating expense increase was due primarily to upgrading our Oracle ERP system, which cost $341,000 in the quarter.  In addition, the Company had an $111,000 decrease in litigation expenses in the quarter compared to the second quarter last year. The remaining $61,000 base business operating expense increase was due to modest increases in engineering and VGT compensation expense and travel partially offset by a modest decrease in engineering sample expense.  Notwithstanding, the Company continues to place great emphasis on operating expense control.

Operating earnings were a $78,000 loss in the second quarter 2012 compared to $642,000 profit in the second quarter 2011 resulting in a $720,000 decline in operating income.  This operating income decline was primarily due to the lower gross margin and the Oracle ERP system upgrade expenses.

Interest expense was $30,000 in the second quarter 2012 compared to $33,000 in the second quarter 2011.  Other expense was $1,000 benefit in the second quarter 2012 and zero in the second quarter 2011.

Income tax expense was $19,000 in the second quarter 2012 compared to $9,000 in the second quarter 2011.

Net income declined to a $126,000 loss in the second quarter 2012 compared to a $600,000 profit in the second quarter 2011.  For the second quarter 2012 basic and diluted earnings per share were $(0.01) compared to basic and diluted earnings per share loss of $0.05 in the second quarter 2011.

Six Months Ended June 30, 2012 & 2011

For the first half ended June 30, 2012, net sales increased $1.2 million or 5.1% to $25,186,000 compared to $23,957,000 the first half 2011.  Overall video display unit volume increased over 9,000 units or 17% year over year.  Video display average selling prices decreased 11% the first half this year versus first half last year primarily due to a higher mix of TN LCDs versus premium LCDs.  The net of the video display volume increases and selling price decreases resulted in a video display sales increase of $0.9 million.  Parts sales increased by over $350,000 in the first half 2012 compared to the same quarter 2011.  Gaming sales for the first half increased by 5% to $22.6 million from $21.6 million in the first half prior year due to the display volume and parts sales increases exceeding the average selling price declines in the gaming market.  Amusement sales increased by 8% to $2.6 million in the first half 2012 from $2.4 million in the first half 2011.

Gross margin for the first half 2012 decreased $114,000 to $4,487,000 or 17.8% of sales compared to $4,601,000 or 19.2% in the first half 2011.  The first half 2011 margin was unusually high, whereas the first half 2012 gross margin is more indicative of the Company’s margin going forward.  The 1.4% margin decline the first half of this year reduced the margin by $0.9 million, while the higher sales volume partially offset the margin decline by $0.65 million and parts margins increased by $136,000.  Margins will be a challenge in 2012 due to competitive pricing to retain and grow LCD monitor volumes and the addition of VGT sales with much higher selling prices at lower margins.  However, we are working to reduce LCD monitor costs to counter the decline to the extent possible.

Operating expenses increased by $160,000 in the first half 2012 compared to the first half 2011.  Due  to higher sales and only slightly higher operating expenses, operating expenses as a percent of sales decreased to 17.2% in the first half from 17.4% of sales in the first half last year.  Operating expenses to support the new video lottery business increased $44,000 in the first half compared to the same period in the prior year, while operating expenses for the base manufacturing and distribution businesses increased by $116,000.  The base business other operating expense increase was due primarily to upgrading our Oracle ERP system, which cost $341,000 in the quarter, significantly offset by the $289,000 decrease in litigation expenses in the first half compared to the first half last year. The remaining $64,000 base business operating expense increase was due to modest increases in sales commissions and engineering and VGT compensation expense partially offset by modest decreases in bad debt and engineering sample expense.  Notwithstanding, the Company continues to place great emphasis on operating expense control.

Operating earnings were $77,000 in the first half 2012 compared to $360,000 profit in the first half 2011 resulting in a $283,000 decline in operating income.  This operating income decline was primarily due to the lower gross margin offsetting higher sales and the Oracle ERP system upgrade expenses exceeding lower litigation expenses.

Interest expense was $60,000 in the first half 2012 compared to $61,000 in the first half 2011.  Other expense was $1,000 benefit in the first half 2012 and zero in the first half 2011.

Income tax expense was $20,000 in the first half 2012 compared to $9,000 in the first half 2011.

Net income declined to $77,000 in the first half 2012 compared to a $360,000 in the first half 2011.  For the first half 2012 basic and diluted earnings per share were $0.01 compared to basic and diluted earnings per share loss of $0.03 in the first half 2011.

Outlook

We are projecting sales in fiscal 2012 of between $56 million and $60 million based on our prediction that the Illinois Video Gaming business will begin in September 2012. This compares to sales of $42.9 million in fiscal 2011. The reduction in sales guidance is due to both the slow pace of licensing of bars and other liquor establishments for VGTs and decisions by municipalities on whether to allow VGTs.  The Company anticipates the licensing of liquor establishments and the opt in of more municipalities will increase going forward so that the VGT market will achieve its anticipated potential in 2013 and beyond.  In addition, the Company is developing several new proprietary products that we expect will contribute to improved sales and margins in 2013. We will continue to aggressively control costs and inventory levels.

Liquidity & Capital Resources

Cash used in operating activities during the second quarter ended June 30, 2012 was $1,901,000.

Net loss plus non cash adjustments for the second quarter 2012 was a $76,000 use of cash.  Accounts receivable increased $1,247,000 in the second quarter to $8,081,000 on June 30, 2012, even though second quarter 2012 sales were only $0.5 million higher than the first quarter 2012 sales due to two customers slowing payments at the end of the first half.  Accounts receivable days outstanding increased to 57 days on June 30, 2012 from 50 days on March 31, 2012.  Inventory decreased by $571,000 to $7,347,000 on June 30, 2012.  As a result, days in inventory decreased to 63 days at June 30, 2012 compared to 71 days on March 31, 2012.  Prepaid expenses increased by $489,000 during the second quarter 2012 due to higher purchases of LCD panels for our China subcontract operations.  Accounts payable decreased $736,000 in the second quarter 2012 to $1,015,000 due to lower purchases of touch product.  Accounts payable days outstanding decreased to 30 days on June 30, 2012 from 57 days at March 31, 2012.  Due to subcontractors increased more than due from subcontractors by $97,000 in the second quarter 2012.  Accrued expenses decreased by $21,000 in the second quarter.

During the second quarter 2012, cash used by investing activities was $73,000 primarily for the purchase of two Oracle ERP system modules and IT server equipment.

Long-term notes payable increased $1,793,000 to $2,337,000 on June 30, 2012 from $544,000 on March 31, 2012.  Proceeds from options exercised were zero during the second quarter 2012.

The net decrease in cash was $181,000 from March 31, 2012 to June 30, 2012 leaving the Company’s cash balance at $40,000 at June 30, 2012.

Cash used in operating activities during the first half ended June 30, 2012 was $1,384,000.

Net income plus non cash adjustments for the first half 2012 was $139,000.  Accounts receivable increased $1,662,000 in the first half to $8,081,000 on June 30, 2012 due to first half 2012 monthly sales being significantly higher than the fourth quarter 2011 monthly sales.  Accounts receivable days outstanding decreased to 57 days on June 30, 2012 from 63 days on December 31, 2011.  Inventory decreased by $1,762,000 to $7,347,000 on June 30, 2012.  As a result, days in inventory decreased to 63 days at June 30, 2012 compared to 110 days on December 31, 2011.  Prepaid expenses increased by $497,000 during the first half 2012 due to higher purchases of LCD panels for our China subcontract operations.  Accounts payable increased $230,000 in the first half 2012 to $1,015,000.  Accounts payable days outstanding increased to 30 days on June 30, 2012 from 28 days at December 31, 2011 due to significantly higher sales volume.  Due to subcontractors decreased more than due from subcontractors by $1,167,000 in the first half 2012 due to higher production volume and to higher subcontractor LCD panel inventory.  Accrued expenses decreased by $189,000 in the first half of 2012.

During the first half 2012, cash used by investing activities was $93,000 primarily for the purchase of two Oracle ERP system modules and of IT server equipment.

Long-term notes payable increased $1,278,000 to $2,337,000 on June 30, 2012 from $1,059,000 on December 31, 2011.  Proceeds from options exercised were $18,000 during the first half 2012.  Payments on long-term notes payable net of exercised options proceeds resulted in $1,296,000 of cash provided by financing activities.

The net decrease in cash was $181,000 from December 31, 2011 to June 30, 2012 leaving the Company’s cash balance at $40,000 at June 30, 2012.

The Company is subject to certain market risks, mainly interest rates.  On August 21, 2006, the Company entered into a four-year $15 million revolving credit facility with Wells Fargo Bank NA.  The Company must maintain certain financial covenants including minimum book net worth, minimum net earnings, maximum capital expenditures and maximum compensation increases. Substantially all assets of the Company are utilized as collateral for this credit facility.  The Company amended the credit agreement four times from September 15, 2010 through March 4, 2011.  The major changes have been as follows:  (1) reduced the revolving credit facility from $15 million to $12 million, (2)  included a provision that any future write off of goodwill will be an add back to the earnings covenant, and (3) changed the interest rate to three month LIBOR plus 375 basis points.

On March 5, 2012, the Company amended the credit agreement. The amendment includes a waiver for the fourth quarter 2011 minimum book net worth and minimum net earnings covenants and eliminated the book net worth covenant for future periods.  The financial covenants for the first three quarters 2012 were modified to account for the investment which the Company is making into the Video Gaming Terminal market with the year end 2012 covenants remaining the same.  The amendment also increased the year end minimum earnings covenant to $300,000 for 2013 and 2014, and raised the capital expenditure limit to $400,000 per year for 2013, 2014 and 2015. The amendment also increased the term of the credit agreement to August 21, 2015.  The Company may pay down the loans at any time; however, monthly interest charges are not less than $10,000 per month through August, 2012 and $5,000 per month thereafter to termination.

All bank debt is due and payable on August 21, 2015.  An adverse change in interest rates during the time that this debt is outstanding would cause an increase in the amount of interest paid.  As of June 30, 2012, the Company had total outstanding bank debt of $2,337,000 at an average interest rate of 4.25%.

Item 3. Quantitative & Qualitative Disclosures about Market Risk

There have been no material changes to the Company’s market risk during the three and six months ended June 30, 2012.  For additional information on market risk, refer to the “Quantitative and Qualitative Disclosures about Market Risk” section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

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

As of June 30, 2012, the Company had total outstanding bank debt of $2,337,000 at an average interest rate of 4.25%.  The loan is at three month Libor plus 3.75% with a minimum interest charge of $10,000 per month. All of the Company’s debt is subject to variable interest rates at this time. An adverse change in interest rates during the time that this debt is outstanding would cause an increase in the amount of interest paid. If the debt would exceed approximately $2.9 million, then a 100 basis point increase in interest rates would result in additional interest expense recognized in the financial statements. The Company may make payments towards the loans at any time without penalty.  However, there is a minimum interest charge of $10,000 per month through August 2012 which reduces to $5,000 per month through August 2014.

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

Item 4. Controls & Procedures

The Company has established a Disclosure Committee, which is made up of the Company’s Chief Executive Officer, Chief Financial Officer and other members of management. The Disclosure Committee conducts an evaluation of the effectiveness of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) as of the end of the period covered by this report. While the Company has limited resources and cost constraints due to its size, based on the evaluation required by Rule 13a-15(b), the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this quarterly report has been made known to them. As of June 30, 2012, there have been no known significant changes in internal controls or in other factors that could significantly affect these controls.

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

Item 5. Other Information

Submission of Matters to a Vote of Security Holders.

Wells-Gardner Electronics Corporation (the "Company") held its Annual Meeting of Shareholders on May 8, 2012.  The following is a summary of the matters voted on at that meeting.

(a)
The shareholders elected the Company's entire Board of Directors.  The persons elected to the Company's Board of Directors and the number of shares cast for, the number of shares withheld, and broker non-votes, with respect to each of these persons, were as follows:

Name	Votes For	Votes Withheld	Broker Non-Votes

Merle H. Banta	4,380,679	219,107	5,518,120
Marshall L. Burman	4,396,446	203,340	5,518,120
Frank R. Martin	4,400,874	198,912	5,518,120
Anthony Spier	4,385,835	213,951	5,518,120

(b)
The shareholders ratified the appointment of Blackman Kallick, Plante & Moran as independent certified public accountants of the Company for the fiscal year ending December 31, 2012.  The number of shares cast in favor of the ratification of Blackman Kallick, Plante & Moran, the number against, the number abstaining, and broker non-votes were as follows:

For	Against	Abstain	Broker Non-Votes
9,961,770	126,752	29,384	0

(c) On July 1, 2012 Blackman Kallick merged with Plante & Moran, with Plante & Moran becoming the successor auditing firm to the Company.

Item 6. Exhibits

(a).	Exhibits:

	Exhibit 31.1	-	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	Exhibit 31.2	-	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	Exhibit 32.1	-	Statement of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

	Exhibit 101.INS	-	XBRL Instance Document

	Exhibit 101.SCH	-	XBRL Taxonomy Extension Schema

	Exhibit 101.CAL	-	XBRL Taxonomy Extension Calculation Linkbase

	Exhibit 101.DEF	-	XBRL Taxonomy Extension Definition Linkbase

	Exhibit 101.LAB	-	XBRL Taxonomy Extension Label Linkbase

	Exhibit 101.PRE		XBRL Taxonomy Extension Presentation Linkbase

(b).	Press Releases:

The following press releases have been issued by the Company during the Company’s six months 2012, which are available on the Company’s website (www.wellsgardner.com) under its Investor Information section:

DATE	TITLE

01/04/12	Wells-Gardner Announces The Illinois Video Gaming Central Communications Contract Has Been Signed

02/15/12	Wells-Gardner Reports Fourth Quarter And Full Year 2011 Earnings

02/28/12	Wells-Gardner Announces Investor Presentation At The Roth Capital Partners Growth Stock Conference

05/02/12	Wells-Gardner Reports First Quarter Earnings Improved By Over $440,000

08/08/12	Wells-Gardner Reports Second Quarter Earnings

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WELLS-GARDNER ELECTRONICS CORPORATION

Date:	August 14, 2012	By:
James F. Brace
Executive Vice President,
Chief Financial Officer,
Treasurer & Corporate Secretary