Form 10-K/A
period 2011-12-31
WELLS GARDNER ELECTRONICS CORP
filed 2012-10-30
CIK 105608

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
Amendment No. 1
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

The aggregate market value of the registrant’s voting stock held by non-affiliates of the registrant (assuming for the purposes hereof, that directors, executive officers and 10% or greater stockholders of the registrant are affiliates of the registrant), based upon the closing sale price of the registrant’s Common Stock on February 29, 2012 was approximately $24,961,000 and September 30, 2012 (the last business day of the registrant’s most recently completed third fiscal quarter) was approximately $26,477,000.

The number of shares of the registrant’s Common Stock outstanding as of February 29, 2012, and September 30, 2012  was approximately 11,664,000 and 11,667,000, respectively.

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

Explanatory Note

The purpose for this Amendment No. 1 to the annual report on the Company’s Form 10-K filed March 8, 2012 for the Year Ended December 31, 2011, is to correct disclosures in Item 9 and more specifically changes to Item 9A Controls and Procedures as required by Regulation S-K.   The Company believes that the appropriate disclosures were made in the original filing but is filing this Amendment to clarify such disclosures.

Except as expressly noted herein, this Form 10-K/A does not modify or update in any way disclosures made in the original Form 10-K filed March 8, 2012 and does not reflect events occurring after the filing of the original Form 10-K.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

Item 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures.

The Company maintains internal controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 [the “Exchange Act”]) designed to provide reasonable assurance that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. These include controls and procedures designed to ensure that this information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

The Disclosure Committee, which is made up of the Company’s Chief Executive Officer, Chief Financial Officer and other management staff meets on a quarterly basis and has overview responsibility for this process. The Committee reviews a checklist of items during its meetings to document the review of any unusual items or issues raised.  The Disclosure Committee conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2011.

Based on the evaluation, the Disclosure Committee concluded that the Company’s disclosure controls and procedures were operating and effective as of December 31, 2011.

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

The Company's Chairman, President and Chief Executive Officer, its Executive Vice President and Chief Financial Officer, and other members of the Disclosure Committee conducted an assessment of the effectiveness of the Company's internal control over financial reporting.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework.  Furthermore, the Company’s independent auditors did not report to the Audit Committee any material weaknesses or significant deficiencies in financial reporting for the year ending December 31, 2011.

Based on such assessment, the Company's Disclosure Committee has concluded that, as of December 31, 2011, the Company’s internal control over financial reporting was effective.

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

13.0*	Company’s Annual Report to Shareholders for the year ended December 31, 2011.

14.0	Wells-Gardner Code of Business Conduct and Ethics filed as Exhibit 14.0 of the Company's Annual Report on Form 10-K for the year ended December 31, 2008 and incorporated herein by reference.

23.0*	Consent of Blackman Kallick LLP.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Statement of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*   Previously filed with our Form 10-K on March 8, 2012

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WELLS-GARDNER ELECTRONICS CORPORATION

By:	/s/ ANTHONY SPIER	Chairman of the Board, President
	Anthony Spier	& Chief Executive Officer	October 29, 2012

	/s/ JAMES F. BRACE	Executive Vice President, Secretary, Treasurer
	James F. Brace	& Chief Financial Officer
		(Principal Accounting Officer)	October 29, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated.

/s/ ANTHONY SPIER	Chairman of the Board, President
Anthony Spier	& Chief Executive Officer	October 29, 2012

/s/ MERLE BANTA
Merle Banta	Director	October 29, 2012

/s/ MARSHALL L. BURMAN
Marshall L. Burman	Director	October 29, 2012

/s/ FRANK R. MARTIN
Frank R. Martin	Director	October 29, 2012