Form 10-Q
period 2012-09-30
WELLS GARDNER ELECTRONICS CORP
filed 2012-11-14
CIK 105608

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2012.
or
[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____________ to ____________

Commission File Number 1-8250

WELLS-GARDNER ELECTRONICS CORPORATION
(Exact name of registrant as specified in its charter)

Illinois	36-1944630
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

9500 West 55th Street, Suite A, McCook, Illinois	60525-3605
(Address of principal executive offices)	(Zip Code)

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

As of November 9, 2012 approximately 11,667,000 shares of the Common Stock, $1.00 par value of the registrant were outstanding.

WELLS-GARDNER ELECTRONICS CORPORATION

FORM 10-Q TABLE OF CONTENTS

For The Three Months and Nine Months Ended September 30, 2012

PART I – FINANCIAL INFORMATION

Item 1.
Financial Statements:

Condensed Consolidated Statements of Earnings (unaudited)
-	Three Months and Nine Months Ended September 30, 2012 & 2011

Condensed Consolidated Balance Sheets
-	September 30, 2012 & 2011 (unaudited) & December 31, 2011

Condensed Consolidated Statements of Cash Flows (unaudited)
-	Three Months and Nine Months Ended September 30, 2012 & 2011

Notes to the Unaudited Condensed Consolidated Financial Statements

Item 2.
Management's Discussion & Analysis of Financial Condition & Results of Operations

Item 3.
Quantitative & Qualitative Disclosures about Market Risk

Item 4.
Controls & Procedures

PART II - OTHER INFORMATION

Item 1.
Legal Proceedings

Item 1A.
Risk Factors

Item 6.
Exhibits

SIGNATURES

Item 1. Financial Statements

WELLS-GARDNER ELECTRONICS CORPORATION
Condensed Consolidated Statements of Earnings (unaudited)
Three Months and Nine Months Ended September 30, 2012 and 2011

	Three Months Ended Sept 30		Nine Months Ended Sept 30
	2012	2011	2012	2011
Net sales	$11,727,000	$9,759,000	$36,913,000	$33,716,000
Cost of sales	9,678,000	8,000,000	30,377,000	27,356,000
Gross margin	2,049,000	1,759,000	6,536,000	6,360,000
Engineering, selling & administrative expenses	2,258,000	1,889,000	6,589,000	6,060,000
Operating (Loss) Earnings	(209,000)	(130,000)	(53,000)	300,000
Interest expense	26,000	30,000	86,000	92,000
Other income, net	0	0	(1,000)	0
Income tax expense	0	(8,000)	21,000	0
Net (Loss) Earnings	$(235,000)	$(152,000)	$(159,000)	$208,000

Earnings per share:
Basic (loss) earnings per share	$(0.02)	$(0.01)	$(0.01)	$0.02
Diluted (loss) earnings per share	$(0.02)	$(0.01)	$(0.01)	$0.02

Basic average common shares outstanding	11,664,224	11,602,233	11,651,099	11,589,108
Diluted average common shares outstanding	11,667,535	11,608,361	11,654,647	11,595,844

See accompanying notes to the unaudited condensed consolidated financial statements

WELLS-GARDNER ELECTRONICS CORPORATION
Condensed Consolidated Balance Sheets

	Sept 30,	Sept 30,	December 31,
	2012	2011	2011
	(unaudited)	(unaudited)
Assets:
Current assets:
Cash	$225,000	$220,000	$221,000
Accounts receivable, net	6,582,000	6,009,000	6,363,000
Accounts receivable, subcontractor	3,841,000	4,703,000	4,132,000
Inventory	9,334,000	10,358,000	9,109,000
Other current assets	574,000	752,000	510,000
Total current assets	$20,556,000	$22,042,000	$20,335,000

Property, plant & equipment, net	254,000	302,000	257,000

Other assets:
Deferred tax asset, net	471,000	177,000	471,000
Long Term Note Receivable, net	17,000	0	0
Goodwill	1,329,000	1,329,000	1,329,000
Total other assets	1,817,000	1,506,000	1,800,000
Total assets	$22,627,000	$23,850,000	$22,392,000

Liabilities:
Current liabilities:
Accounts payable	$1,872,000	$915,000	$785,000
Accounts payable, subcontractor	1,781,000	3,570,000	3,687,000
Accrued expenses	1,286,000	1,119,000	1,300,000
Total current liabilities	$4,939,000	$5,604,000	$5,772,000

Long-term liabilities:
Note payable	2,206,000	2,525,000	1,059,000
Total liabilities	$7,145,000	$8,129,000	$6,831,000

Shareholders' Equity:
Common stock: authorized 25,000,000 shares
$1.00 par value; shares issued and outstanding:
11,666,898 shares as of September 30, 2012
11,602,233 shares as of September 30, 2011
11,594,501 shares as of December 31, 2011	$11,667,000	$11,602,000	$11,595,000
Additional paid-in capital	5,131,000	5,051,000	5,050,000
Accumulated deficit	(1,047,000)	(709,000)	(889,000)
Unearned compensation	(269,000)	(223,000)	(195,000)
Total shareholders' equity	15,482,000	15,721,000	15,561,000
Total liabilities & shareholders' equity	$22,627,000	$23,850,000	$22,392,000

See accompanying notes to the unaudited condensed consolidated financial statements

WELLS-GARDNER ELECTRONICS CORPORATION
Condensed Consolidated Statements of Cash Flows (unaudited)
Three Months and Nine Months Ended September 30, 2012 and 2011

	Three Months Ended		Nine Months Ended
	Sept 30,	Sept 30,	Sept 30	Sept 30
	2012	2011	2012	2011
Cash flows from operating activities:
Net (loss) earnings	$(235,000)	$(152,000)	$(159,000)	$208,000
Adjustments to reconcile net (loss) earnings to
net cash provided by (used in) operating activities:
Depreciation and amortization	40,000	53,000	119,000	162,000
Bad debt (expense) recovery	13,000	(20,000)	(43,000)	(54,000)
Amortization of unearned compensation	21,000	22,000	61,000	62,000
Note receivable (increase)	(17,000)	0	(17,000)	0
Changes in current assets & liabilities
Accounts receivable	1,486,000	3,042,000	(176,000)	(1,194,000)
Inventory	(1,987,000)	310,000	(225,000)	(1,758,000)
Prepaid expenses & other	433,000	95,000	(64,000)	(76,000)
Accounts payable	857,000	(1,006,000)	1,087,000	37,000
Due to/from subcontractor	(448,000)	(509,000)	(1,615,000)	658,000
Accrued expenses	175,000	114,000	(14,000)	227,000
Net cash provided by (used in) operating activities	$338,000	$1,949,000	$(1,046,000)	$(1,728,000)

Cash used in investing activities:
Additions to plant & equipment, net	(23,000)	(22,000)	(116,000)	(43,000)
Net cash used in investing activities	$(23,000)	$(22,000)	$(116,000)	$(43,000)

Cash (used in) provided by financing activities:
(Repayments) borrowings - note payable	(130,000)	(1,897,000)	1,148,000	1,960,000
Proceeds from shares issued, options exercised and purchase plan	0	0	18,000	2,000
Net cash (used in) provided by financing activities	$(130,000)	$(1,897,000)	$1,166,000	$1,962,000

Net increase in cash	185,000	30,000	4,000	191,000
Cash at beginning of period	40,000	190,000	221,000	29,000
Cash at end of period	$225,000	$220,000	$225,000	$220,000

Supplemental cash flow disclosure:
Interest paid	26,000	30,000	86,000	92,000
Taxes paid	0	(3,000)	21,000	6,000

See accompanying notes to the unaudited condensed consolidated financial statements

WELLS-GARDNER ELECTRONICS CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements

1.           In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, which are necessary for a fair presentation of the financial position and results of operations for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (GAAP USA) have been condensed or omitted.  These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes included in the Company's 2011 Annual Report to Shareholders. The results of operations for the three and nine months ended September 30, 2012 are not necessarily indicative of the operating results for the full year.

2.           Basic earnings per share are based on the weighted average number of shares outstanding whereas diluted earnings per share include the dilutive effect of unexercised common stock equivalents. Potentially dilutive securities are excluded from diluted earnings per share calculations for periods with a net loss.

3.           Revenue from video gaming terminal sales with standard payment terms is recognized upon the passage of title and transfer of the risk of loss.  The Company recognizes revenue even if it retains a form of title to products delivered to customers, provided the sole purpose is to enable the Company to recover the products in the event of a customer payment default and the arrangement does not prohibit the customer’s use of the product in the ordinary course of business.

4.            The Company maintains an Incentive Stock Option and Stock Award Plan under which officers and key employees may acquire up to a maximum of 2,052,408 common shares.

Stock Options
The Company’s Stock Option Plan ended on December 31, 2008.  Options could be granted through December 31, 2008 at an option price not less than fair market value on the date of grant and are exercisable not earlier than six months nor later than ten years from the date of grant. Options vest over two and three year periods. As of September 30, 2012, 1 person held outstanding options and was eligible to participate in the plan. Such options expire on various dates through April 8, 2014.

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

The following table summarizes information about stock options outstanding for the nine months ending September 30, 2012:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at beginning of year	30,328	$1.83
Granted	0	$0.00
Forfeited	0	$0.00
Exercised	(11,397)	$1.56
Outstanding, September 30, 2012	18,931	$2.00	1.1	$5,000
Exercisable, September 30, 2012	18,931	$2.00	1.1	$5,000

Restricted Shares
The employees will earn the restricted shares in exchange for services to be provided to the Company over a three-year or five-year vesting period. All shares granted are governed by the Company’s Stock Award Plan, which was approved by shareholders in 2000. As of September 30, 2012, 175,456 restricted shares are outstanding on a dividend adjusted basis. Total unrecognized compensation cost related to unvested stock awards is approximately $269,000 and is expected to be recognized over a weighted average period of 2 years.

The following table summarizes information regarding Restricted Share activity for the nine months ending September 30, 2012:
	Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2011	164,140	$1.96
Granted	61,000	$2.21
Vested	(49,684)	$1.66
Forfeited	0	$0.00
Unvested, September 30, 2012	175,456	$2.13

5.           Our inventory detail as of September 30, 2012, September 30, 2011 and December 31, 2011 was as follows:

	Sept 30,	Sept 30,	December 31,
(in $000's)	2012	2011	2011
	(unaudited)	(unaudited)
Inventory:
Raw materials	$2,834	$3,544	$2,815
In transit finished goods	1,034	1,094	1,379
Finished goods	5,466	5,720	4,915
Total	$9,334	$10,358	$9,109

6.           On March 5, 2012, the Company signed an amendment to extend the term of the credit agreement with Wells Fargo Bank one year to August 21, 2015.  The total credit line of $12 million, the interest rate of three month Libor plus 375 basis points, and the annual maintenance fees remained the same.  The amendment included a waiver for the fourth quarter 2011 minimum book net worth and minimum net earnings covenants and eliminated the book net worth covenant for future periods.  The financial covenants for the first three quarters of 2012 were modified to account for the investment which the Company is making into the Video Gaming Terminal market with the year end 2012 covenants remaining the same.  The amendment also increased the year end minimum earnings covenant to $300,000 for 2013 and 2014, and raised the capital expenditure limit to $400,000 per year for 2013, 2014 and 2015. The Company is in compliance with all of its covenants at September 30, 2012.

7.           An income tax valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The net change in the valuation allowance for the nine months ended September 30, 2012 was a decrease of $51,000 to recognize the decrease in deferred tax assets during the first nine months. The net deferred tax asset of $471,000 as of September 30, 2012 represents the Company’s belief that it is more likely than not that a profit will be generated over the next twelve to eighteen months due to the addition of video gaming sales beginning in late 2012, which will allow the Company to use a portion of the current net operating loss carry forwards.  As of December 31, 2011, the Company has net operating loss carry forwards for Federal income tax purposes of approximately $5,503,000, which are available to offset future Federal taxable income, if any, through 2022. The Company also has alternative minimum tax credit carry forwards of approximately $148,000, which are available to reduce future Federal regular income taxes, if any, over an indefinite period. No tax benefits are set to expire in the next twelve months that may have an impact upon the Company’s effective tax rate.
The Company files tax returns in the U.S. federal jurisdiction and various state jurisdictions. The tax years 2009, 2010 and 2011 remain open to examinations. Our policy is to recognize interest and penalties related to uncertain tax positions in income tax expense. During the nine months ended September 30, 2012, the Company did not recognize expense for interest or penalties related to income tax, and do not have any amounts accrued at September 30, 2012, as the Company does not believe it has taken any uncertain income tax positions.

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

9.           The Company has evaluated subsequent events through the date the financial statements were issued for the nine months ended September 30, 2012.

Item 2. Management's Discussion & Analysis of Financial Condition & Results of Operations

Three Months Ended September 30, 2012 & 2011

For the third quarter ended September 30, 2012, net sales increased $2.0 million or 20% to $11.7 million compared to $9.76 million in the third quarter 2011.  Overall video display unit volume increased over 900 units or 4% year over year.  Video display average selling prices decreased 8.5% the third quarter this year versus third quarter last year primarily due to a higher mix of lower cost TN LCDs versus premium  LCDs.  The net of the video display volume increases and selling price decreases resulted in a video display sales decrease of $0.4 million.  Parts sales increased by $0.2 million in the third quarter 2012 compared to the same quarter 2011.  VGT (Illinois Video Gaming Terminal) sales increased $2.2 million for the third quarter 2012 compared to none in the prior year period. Gaming sales for the third quarter increased by 22% to $10.8 million from $8.8 million in the third quarter prior year entirely due to Illinois VGT sales as monitors and parts sales were essentially flat.  Amusement sales were flat at $0.9 million in the third quarter of both 2012 and 2011.

Gross margin for the third quarter 2012 increased $290,000 to $2,049,000 or 17.5% of sales compared to $1,759,000 or 18.0% in the third quarter 2011.  The monitor and parts business gross margins increased almost 1 percentage point.  However, the VGT business margins are approximately 5 percentage points lower at 14%.  As a result, the consolidated gross margin was 0.5 percentage points lower in the third quarter 2012 compared to the same period prior year.  The gross margin increase was entirely due to the new VGT sales.

Operating expenses increased by $369,000 in the third quarter 2012 compared to the same quarter 2011.  Operating expenses as a percent of sales were essentially flat at 19.3% in the quarter compared to 19.4% of sales in the same quarter last year.  Operating expenses to support the new VGT business increased $88,000 in the third quarter compared to the same period the prior year, while operating expenses for the base manufacturing and distribution businesses increased by $281,000.  The base business other operating expense increase was due primarily to upgrading our Oracle ERP system, which cost $106,000 in the quarter.  The remaining $175,000 base business operating expense increase was due to modest increases in engineering and other compensation expense and bad debt expense partially offset by modest decreases in depreciation and occupancy expense and litigation expense.

Operating earnings were a $209,000 loss in the third quarter 2012 compared to $130,000 loss in the third quarter 2011 resulting in a $79,000 decline in operating income.  This operating income decline was due to the higher operating expenses exceeding the higher gross margin.

Interest expense was $26,000 in the third quarter 2012 compared to $30,000 in the third quarter 2011.  Other income was zero in the third quarter 2012 and the third quarter 2011.

Income tax expense was zero in the third quarter 2012 compared to $8,000 benefit in the third quarter 2011.

Net income declined to a $235,000 loss in the third quarter 2012 compared to a $152,000 loss in the third quarter 2011.  For the third quarter 2012 basic and diluted earnings per share were $(0.02) compared to basic and diluted earnings per share of $(0.01) in the third quarter 2011.

Nine Months Ended September 30, 2012 & 2011

For the first half ended September 30, 2012, net sales increased $3.2 million or 9.5% to $36.9 million compared to $33.7 million the nine months 2011.  Overall video display unit volume increased over 10,000 units or 13% year over year.  Video display average selling prices decreased 10% the nine months this year versus nine months last year primarily due to a higher mix of TN LCDs versus premium LCDs.  The net of the video display volume increases and selling price decreases resulted in a video display sales increase of $0.4 million.  Parts sales increased by over $0.6 million in the nine months 2012 compared to the same quarter 2011.  VGT sales increased $2.2 million for the nine months 2012 compared to none in the prior year period. Gaming sales for the nine months increased 10% to $33.4 million from $30.4 million in the nine months prior year due to the new Illinois VGT sales plus the display volume and parts sales increases exceeding the average monitor selling price declines.  Amusement sales increased 5% to $3.5 million in the nine months 2012 from $3.33 million in the nine months 2011.

Gross margin for the nine months 2012 increased $176,000 to $6,536,000 or 17.7% of sales compared to $6,360,000 or 18.9% in the nine months 2011.  The 1.2 percentage margin decline the nine months of this year compared to the same period last year was due to monitor margins declining 1.5 percentage points, parts margins increasing 1.5 percentage points and VGT margins being approximately 6 percentage points lower at 14%.  The $176,000 margin increase was made up of a $0.7 million increase due to higher monitor volume offset by $1.1 million reduction due to lower monitor selling prices, plus a $0.3 million increase in parts margin and a $0.3 million increase in VGT margins.  Margins will be a challenge in 2012 due to competitive pricing to retain and grow LCD monitor volumes.  However, we are working to reduce LCD monitor costs to counter the decline to the extent possible.

Operating expenses increased by $529,000 in the nine months 2012 compared to the nine months 2011.  Operating expenses as a percent of sales decreased slightly to 17.9% in the nine months from 18.0% of sales in the nine months last year.  Operating expenses to support the new VGT business increased $131,000 in the nine months compared to the same period in the prior year, while operating expenses for the base manufacturing and distribution businesses increased by $398,000.  The base business other operating expense increase was due primarily to upgrading our Oracle ERP system, which cost $447,000 in the nine months year to date, offset by the $324,000 decrease in litigation expenses in the nine months compared to the nine months last year. The remaining $275,000 base business operating expense increase was due to modest increases in engineering and other compensation expense, sales commission expense and travel expense partially offset by modest decreases in depreciation and occupancy expenses.  Notwithstanding, the Company continues to place great emphasis on operating expense control.

Operating earnings were a $53,000 loss in the nine months 2012 compared to $300,000 profit in the nine months 2011 resulting in a $353,000 decline in operating income.  This operating income decline was primarily due to the Oracle ERP system upgrade expenses and engineering and other compensation expense exceeding lower litigation expenses.

Interest expense was $86,000 in the nine months 2012 compared to $92,000 in the nine months 2011.  Other income was $1,000 in the nine months 2012 and zero in the nine months 2011.

Income tax expense was $21,000 in the nine months 2012 compared to zero in the nine months 2011.

Net income declined to $159,000 loss in the nine months 2012 compared to a $208,000 profit in the nine months 2011.  For the nine months 2012 basic and diluted earnings per share were $(0.01) compared to basic and diluted earnings per share earnings of $0.02 in the nine months 2011.

Outlook

We are projecting sales in fiscal 2012 of between $52 million and $54 million based on the  expected VGT sales rate as well as current trends in the monitor and parts business. This compares to sales of $42.9 million in fiscal 2011. The reduction in sales guidance is due to both the slow pace of the Illinois Gaming Board licensing of bars and other liquor establishments for VGTs and decisions by municipalities on whether to allow VGTs.  The Company anticipates the licensing of liquor establishments and the opt in of more municipalities will increase going forward so that the VGT market will achieve its anticipated potential in 2013 and 2014.  In addition, the Company is developing several new proprietary products that we expect will contribute to improved sales and margins in 2013 and 2014. We will continue to aggressively control costs and inventory levels.

Liquidity & Capital Resources

Cash provided by operating activities during the third quarter ended September 30, 2012 was $339,000.

Net loss plus non cash adjustments for the third quarter 2012 was a $177,000 use of cash.  Accounts receivable decreased $1,486,000 in the third quarter to $6,582,000 on September 30, 2012, since third quarter 2012 sales declined $1.1 million from the second quarter 2012 and a high percentage of VGT sales are cash sales.  Accounts receivable days outstanding decreased to 51 days on September 30, 2012 compared to 57 days on June 30, 2012.  Inventory increased by $1,987,000 to $9,334,000 on September 30, 2012 due to the new VGT game inventory.  As a result, days in inventory increased to 88 days on September 30, 2012 compared to 63 days at June 30, 2012.  Prepaid expenses decreased by $433,000 during the third quarter 2012 due to lower LCD purchases.

Accounts payable increased $857,000 in the third quarter 2012 to $1,872,000 due to significant VGT game purchases.  Accounts payable days outstanding increased to 39 days on September 30, 2012 compared to 30 days on June 30, 2012.  Due to subcontractors increased more than due from subcontractors by $448,000 in the third quarter 2012 due to higher LCD inventory at subcontractors.  Accrued expenses increased by $175,000 in the third quarter.

During the third quarter 2012, cash used by investing activities was $23,000 primarily for the purchase of IT equipment.

Long-term notes payable decreased $131,000 to $2,206,000 on September 30, 2012 from $2,237,000 on June 30, 2012.  Proceeds from options exercised were zero during the third quarter 2012.

The net increase in cash was $185,000 from June 30, 2012 to September 30, 2012 leaving the Company’s cash balance at $225,000 at September 30, 2012.

Cash used in operating activities during the nine months ended September 30, 2012 was $1,045,000.

Net income plus non cash adjustments for the nine months ended September 30, 2012 was $38,000 use of cash.  Accounts receivable increased $176,000 in the nine months 2012 to $6,582,000 on September 30, 2012.  Accounts receivable days outstanding decreased to 51 days on September 30, 2012 from 63 days on December 31, 2011.  Inventory increased by $225,000 to $9,334,000 on September 30, 2012 due to a significant increase in VGT games mostly offset by lower monitor inventory.  However, since third quarter 2012 sales were higher than fourth quarter 2011 sales, days in inventory decreased to 88 days at June 30, 2012 compared to 110 days on December 31, 2011.  Prepaid expenses increased by $64,000 during the nine months 2012.

Accounts payable increased $1,087,000 in the nine months 2012 to $1,872,000.  Accounts payable days outstanding increased to 39 days on September 30, 2012 from 28 days at December 31, 2011 due to increasing our VGT game inventory.  Due to subcontractors increased more than due from subcontractors by $1,615,000 in the nine months 2012 due to higher production volume and to higher subcontractor LCD inventory.  Accrued expenses decreased by $14,000 in the nine months 2012.

During the nine months 2012, cash used by investing activities was $116,000 primarily for the purchase of two Oracle ERP system modules and IT server equipment.

Long-term notes payable increased $1,147,000 to $2,206,000 on September 30, 2012 from $1,059,000 on December 31, 2011.  Proceeds from options exercised were $18,000 during the nine months 2012.  Borrowings on long-term notes payable net of exercised options proceeds resulted in $1,165,000 of cash provided by financing activities.

The net increase in cash was $4,000 from December 31, 2011 to September 30, 2012 leaving the Company’s cash balance at $225,000 at September 30, 2012.

The Company is subject to certain market risks, mainly interest rates.  On August 21, 2006, the Company entered into a four-year $15 million revolving credit facility with Wells Fargo Bank NA. The Company must maintain certain financial covenants including minimum book net worth, minimum net earnings, maximum capital expenditures and maximum compensation increases. Substantially all assets of the Company are utilized as collateral for this credit facility.  The Company amended the credit agreement four times from September 15, 2010 through March 4, 2011.  The major changes during that period were as follows:  (1) reduced the revolving credit facility from $15 million to $12 million, (2)  included a provision that any future write off of goodwill will be an add back to the earnings covenant, and (3) changed the interest rate to three month LIBOR plus 375 basis points.

On March 5, 2012, the Company amended the credit agreement. The amendment includes a waiver for the fourth quarter 2011 minimum book net worth and minimum net earnings covenants and eliminated the book net worth covenant for future periods.  The financial covenants for the first three quarters 2012 were modified to account for the investment which the Company is making into the Video Gaming Terminal market with the year end 2012 covenants remaining the same.  The amendment also increased the year end minimum earnings covenant to $300,000 for 2013 and 2014, and raised the capital expenditure limit to $400,000 per year for 2013, 2014 and 2015. The amendment also lengthened the term of the credit agreement to August 21, 2015.  The Company may pay down the loans at any time; however, monthly interest charges are not less than $10,000 per month through August, 2012 and $5,000 per month thereafter to termination.

All bank debt is due and payable on August 21, 2015.  An adverse change in interest rates during the time that this debt is outstanding would cause an increase in the amount of interest paid.  As of September 30, 2012, the Company had total outstanding bank debt of $2,206,000 at an average interest rate of 4.25%.

Item 3. Quantitative & Qualitative Disclosures about Market Risk

There have been no material changes to the Company’s market risk during the three and nine months ended September 30, 2012.  For additional information on market risk, refer to the “Quantitative and Qualitative Disclosures about Market Risk” section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

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

As of September 30, 2012, the Company had total outstanding bank debt of $2,206,000 at an average interest rate of 4.25%.  The loan is at three month Libor plus 3.75% with a minimum interest charge of $5,000 per month. All of the Company’s debt is subject to variable interest rates at this time. An adverse change in interest rates during the time that this debt is outstanding would cause an increase in the amount of interest paid. A 100 basis point increase in interest rates would result in additional interest expense recognized in the financial statements. The Company may make payments towards the loans at any time without penalty.  However, there is a minimum interest charge of $10,000 per month through August 2012 which reduces to $5,000 per month through August 2014.

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

Item 4. Controls & Procedures

The Company has established a Disclosure Committee, which is made up of the Company’s Chief Executive Officer, Chief Financial Officer and other members of management. The Disclosure Committee conducts an evaluation of the effectiveness of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) as of the end of the period covered by this report. While the Company has limited resources and cost constraints due to its size, based on the evaluation required by Rule 13a-15(b), the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this quarterly report has been made known to them. As of September 30, 2012, there have been no known significant changes in internal controls or in other factors that could significantly affect these controls.

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

The following press releases have been issued by the Company during the Company’s nine months 2012, which are available on the Company’s website (www.wellsgardner.com) under its Investor Information section:

DATE	TITLE

01/04/12	WELLS-GARDNER ANNOUNCES THE ILLINOIS VIDEO GAMING CENTRAL COMMUNICATIONS CONTRACT HAS BEEN SIGNED

02/15/12	WELLS-GARDNER REPORTS FOURTH QUARTER AND FULL YEAR 2011 EARNINGS

02/28/12	WELLS-GARDNER ANNOUNCES INVESTOR PRESENTATION AT THE ROTH CAPITAL PARTNERS GROWTH STOCK CONFERENCE

05/02/12	WELLS-GARDNER REPORTS FIRST QUARTER EARNINGS IMPROVED BY OVER $440,000

08/08/12	WELLS-GARDNER REPORTS SECOND QUARTER EARNINGS

09/06/12	WELLS-GARDNER HAS RECEIVED PURCHASE ORDERS FOR OVER $20 MILLION OF VGTS

11/09/12	WELLS-GARDNER REPORTS THIRD QUARTER EARNINGS

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WELLS-GARDNER ELECTRONICS CORPORATION

Date:	November 14, 2012	By:
James F. Brace
Executive Vice President,
Chief Financial Officer,
Treasurer & Corporate Secretary