Form 10-K
period 2012-12-31
WELLS GARDNER ELECTRONICS CORP
filed 2013-03-13
CIK 105608

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
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

Indicate by check mark if the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act.   Yes  ☐  No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.     Yes ☐    No  ☒

Indicate by check mark whether the registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a Smaller Reporting Company)	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No   ☒

The aggregate market value of the registrant’s voting stock held by non-affiliates of the registrant (assuming for the purposes hereof, that directors, executive officers and 10% or greater stockholders of the registrant are affiliates of the registrant), based upon the closing sale price of the registrant’s Common Stock on March 1, 2013 was approximately $22,635,000.

The number of shares of the registrant’s Common Stock outstanding as of March 1, 2013, was approximately 11,728,000.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Annual Report to Shareholders for the year ended December 31, 2012 are incorporated into Part II of this Report on Form 10-K and filed as Exhibit 13.0 hereto. Portions of the Registrant’s definitive Proxy Statement relating to the Registrant’s 2013 Annual Meeting of Stockholders to be filed hereafter are incorporated into Part III of this Report on Form 10-K.

As used in this Annual Report on Form 10-K, the terms “we,” “us,” “our” and “the Company” mean Wells-Gardner Electronics Corporation, an Illinois corporation, and its subsidiaries, unless the context indicates a different meaning, and the term “common stock” means our common stock, $1.00 par value per share.

PART I
Item 1. BUSINESS

OVERVIEW

Founded in 1925, Wells-Gardner Electronics Corporation®, an Illinois corporation (wellsgardner.com), is a global distributor and manufacturer of liquid crystal display (LCD) video monitors (“displays”) and other related parts for a variety of markets including, but not limited to gaming machine manufacturers, coin-operated video game manufacturers and other display integrators.  The Company has a subcontractor relationship with two different Taiwanese electronics manufacturing service companies to produce LCD video displays in China.  In addition, the Company owns American Gaming & Electronics, Inc. (“AG&E”), a leading parts distributor and service center to the casino gaming markets. AG&E has offices in Las Vegas, Nevada; Hammonton, New Jersey; Hialeah, Florida and McCook, Illinois.  As part of AG&E, the Company distributes Spielo Video Gaming Terminals (VGTs) in Illinois and well as LCD replacement kits and parts to casinos throughout the Americas.  Through its wholly owned subsidiary AG&E and the subcontract production relationships, the Company has transitioned from a coin-operated amusement supplier to a key supplier to the gaming industry.  Wells-Gardner’s common stock is publicly traded on the NYSE Amex exchange under the symbol WGA.

PRODUCTS

The Company’s primary business is the design, manufacture, assembly, marketing, distribution and service of electronic components which consist of LCD displays, gaming supplies and components, and the integration of touch sensors to displays. These video products, gaming parts and services accounted for 100 percent of revenue in 2012, 2011, and 2010.

The Company offers a full line of video monitors, with LCD sizes ranging from 6.4” to 55” with horizontal scan frequencies of 60k Hz and 120k Hz.  In addition to providing standardized products, the Company also customizes electrical and mechanical applications to meet specific customer requirements and integrates touch screen sensors to video displays to allow interaction with a computer program by touching a video screen. The Company also designs and sells LCD replacement kits to replace CRT monitors in existing games (primarily IGT) directly to casinos. In addition the Company sells VGT games into the Illinois market and replacement components to casinos throughout the Americas.

The Company sells into the following markets:
Market	2012	2011	2010
Gaming	92%	90%	92%
Amusement	8%	10%	8%
Totals	100%	100%	100%

MANUFACTURING AND ASSEMBLY

The Company’s production activities consist primarily of circuit designs, assembling electronic video boards, and finished units (and to a limited extent subassemblies), aligning, testing and integrating touch sensors at its subcontract operations in China and its McCook, Illinois plant.  In 2012, the Company had two sources performing final assembly of open frame video displays and supplying the Company with all of the LCD chassis subassemblies based on custom designs and setup specifications developed by the Company.  These two sources are HTP Technologies Inc and the Axiomtek Display Solutions, a Division of Axiomtek Co., Ltd.  Both HTP Technologies and Axiomtek Display Solutions have separate facilities in Qingxi, Guangdong Province, China.  Both HTP and Axiomtek are headquartered in Taiwan.  The Company has subcontract supply agreements with both companies and produces its major product lines with both Companies, so there is no reliance on a single source.  Furthermore, both agreements are terminable at will, with appropriate notice.  Both subcontract supply agreements require the company to purchase and supply the LCD panels and touch sensors and controllers to the subcontractor, are priced on a cost plus basis, and restrict HTP and Axiomtek from manufacturing and selling open frame displays to gaming and amusement companies headquartered in North America, South America, Europe and Australia and parts of the rest of the world other than the Company.

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

The Company’s business is generally not seasonal, although the Company closes its McCook production facility for two weeks in July and one week in December.  The Company’s subcontractors in China close for about 10 days at Chinese New Year and several days each for May Day and Golden Week each year. However, sales generally are a little higher the first half of the year and a little lower the second half of the year.

The Company believes it has no unique or unusual practices or policies relating to working capital items and believes its practices are consistent with other comparable companies in its served markets. The Company currently believes that its financial requirements during the foreseeable future can be met with funds generated from operating activities and from its credit facility. The Company’s current credit facility expires August 21, 2016.

The Company has several major competitors based in Asia (Korea and Taiwan) and the United States. Competition is based upon price, product performance, service and warranty.  In 2012 the Company experienced significant competition based upon price, but it was able to reduce costs even with the reduced average selling prices, which resulted in slightly lower margins compared to 2011. The Company believes that it is one of the two largest companies in the gaming and amusement video display market and there are six to ten total competitors.

The Company’s largest customer, Spielo, accounted for 30%, 12% and 21% of total revenues in 2012, 2011 and 2010, respectively, and 20% and 8% of total accounts receivable as of December 31, 2012 and 2011, respectively.   The second largest customer, Aristocrat, accounted for 15%, 22% and 29% of the total revenue in 2012, 2011 and 2010, respectively, and 29% and 41% of the total accounts receivable as of December 31, 2012 and 2011, respectively.  The third largest customer accounted for 12%, 14% and 10% of total revenue in 2012, 2011 and 2010, respectively and 6% and 9% of the total accounts receivable as of December 31, 2012 and 2011, respectively.  The next largest customer accounted for 11%, 16% and 9% of the total revenue in 2012, 2011 and 2010, respectively, and 16% and 14% of the total accounts receivable as of December 31, 2012 and 2011, respectively.   No other customer accounted for more than 10% of sales in 2012, 2011 or 2010.

The Company does not formally track backlog in its display and parts categories, but historically the Company has open orders, which represent two to three months’ sales. It is the Company’s experience that well over 90 percent of its open orders result in revenue recognition and management is not presently aware of any information indicating that this historical pattern will change. The Company tracks backlog in its VGT product category, but does not have enough experience to comment on likely percent of revenue recognition.  The Company had a VGT backlog of approximately $19 million at year end 2012.

No material portion of the Company’s business is subject to re-negotiation of profits or termination of contracts or subcontracts at the election of any governmental entity.

The Company’s market for its products and services is highly competitive with low barriers to entry, except for VGTs.

During 2012, the Company spent approximately $1,740,000 for product engineering, research and development costs, compared to $1,502,000 in 2011 and $1,440,000 in 2010. The Company does not license any patents. The Company has three US patents issued, one foreign patent issued, two pending US patent applications, two pending international patent applications, and one pending foreign patent application.   In addition, the Company has eleven copyrights issued, three registered trademarks and four trademark applications pending.

Compliance with federal, state and local provisions which have been enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, has had no material effect upon the capital expenditures, earnings and competitive position of the Company.

As of December 31, 2012, the Company employed a total of approximately 70 full time and 5 part-time employees at all its locations.  The Company believes its relationship with its employees is satisfactory. Certain employees at the Company’s McCook, Illinois facility are covered under a collective bargaining agreement expiring on June 30, 2013.

The Company’s export sales accounted for total revenues of 20%, 26%, and 22% in 2012, 2011, and 2010, respectively, with the majority of these sales being shipped to Australia.

RISK FACTORS RELATED TO OUR BUSINESS AND INDUSTRY

Technology changes as required by our customers could limit and impair our ability to produce products.

We are predominantly dependent on LCD and touch based technologies. We are continuing to develop our expertise and broaden our product line in newer LCD products and multi-touch technologies.  As we continue to participate in developing solutions for future technological applications for our customers such as software configuration tools and digital signage and smart vending, and in the future organic light emitting diode (“OLED”), transmissive, flexible LCDs and 3D, the need for us to be able to provide a value-added component to the technology remains a critical capability.

The loss or interruption of supply from our key parts suppliers could limit our ability to manufacture our products.

We purchase certain materials and components for our products from various suppliers, some of which are located outside of the U.S.  We are obtaining all our LCD displays from four sources, namely AUO Optronics, Samsung Display, LG Display and Che Mei Display.  We are obtaining all our LCD chassis subassembly boards primarily from three sources, HT Precision Technologies (“HTP”), Axiomtek Display Systems (“ADS”) and Sampo and final assembly also from HTP and ADS.  Any loss or interruption of supply from our key parts suppliers may require us to find new suppliers. The number of suppliers for certain electronic components and raw materials is limited. We could experience production or development delays while we seek new suppliers and could have difficulty finding new suppliers, which would substantially impair our operating results and business.

Our growth could be impaired if we are not able to continue to develop and maintain the success of our Asian subcontract relationships.

Our Asian subcontract relationships for LCD video displays and chassis are an important part of our revenue and earnings plan. If we are unable to continue to successfully execute this strategy with our current LCD subcontractors, HTP and ADS, we may not be able to maintain our revenues and earnings as expected.  Please see additional detail regarding our suppliers provided in the MANUFACTURING AND ASSEMBLY section on page 3.

The loss of our either of our two largest customers would reduce our revenues and our profitability.

Our largest customer, Spielo Manufacturing ULC of Lottomatica, accounted for 30%, 12% and 21% of total revenues in 2012, 2011 and 2010, respectively, and 20% and 8% of total accounts receivable as of December 31, 2012 and 2011, respectively.   The second largest customer, Aristocrat Technologies Ltd., Pty., accounted for 15%, 22% and 29% of the total revenue in 2012, 2011 and 2010, respectively, and 29% and 41% of the total accounts receivable as of December 31, 2012 and 2011, respectively. A loss of either customer would significantly reduce our revenues and profitability.

The goodwill of our American Gaming & Electronics acquisition in 2000 could become impaired.

The Company is required to measure the potential impairment of the goodwill related to our 2000 acquisition of American Gaming & Electronics per FASB ASC 350-20, Goodwill Subsequent Measurement, at least annually.  The goodwill amount on our balance sheet at December 31, 2012 and 2011 is $1,329,000.  The measurement of the American Gaming & Electronics reporting unit Fair Value requires certain management assumptions regarding future sales, gross margins, operating expense, effective tax rates, and net working capital requirements.

The 2012 year end analysis assumed that AGE would have significant sales from the Illinois Video Lottery terminal market in addition to its usual replacement kit, parts, and service distribution activities.  The analysis also requires the Company to determine appropriate discount rates for the next five years, the perpetuity growth and discount rate, and the perpetuity tax rate.  To the extent that the indicated Fair Value of a reporting unit is greater than its carrying value, then there is no indicated impairment.  Conversely, in the event that the carrying value of the reporting unit exceeds its indicated Fair Value, then some level of goodwill impairment has potentially occurred and additional analysis is necessary to quantify the level of impairment (i.e. Step II), if any.

The Company passed the step I test at December 31, 2012 and 2011; therefore there was no impairment.  However, there is no certainty in future periods that the Fair Value of the American Gaming & Electronics reporting unit will exceed its carrying value.

Intense competition in our industry could impair our ability to grow and achieve profitability.

We may not be able to compete effectively with current or future competitors. The market for our products and services is intensely competitive and constantly attracts new competitors even as others leave the industry due to low barriers, except for VGT, to entry to our business. We expect this competition to further intensify in the future. Some of our competitors are large companies with greater financial, marketing and product development resources. In addition, new competitors may enter our key markets. This may place us at a disadvantage in responding to our competitors’ pricing strategies, technological advances and other initiatives.

The ability to assist our Illinois VGT customers to obtain financing may affect our VGT sales and profitability.

Our Illinois VGT customers require significant financing in order to purchase our VGT equipment.  Due to the high initial cost of VGT equipment, approximately seventy percent of our sales are dependent upon their ability to obtain financing.  The Company has been successful to date in helping them to obtain financing from the equipment supplier and other independent sources, such as Firestone Financial.  However, there is no certainty that the Company will be able to continue to receive adequate additional financing for our VGT customers in the future.

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

Our current bank line expires August 21, 2016 and requires the Company to maintain certain financial covenants. The Company fully intends to maintain compliance with the covenants under its bank line and expects it will be able to do so. If unsuccessful, the Company would be severely limited in its ability to fund operations.

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

The Company is concerned that our customers and their customers business might decline more than they currently are forecasting making it difficult for us to reduce our expenses as fast as our sales decline.  In addition, the Company has made a conscious decision to increase its investment in engineering for the next year, which may affect its profitability.  Although the Company will make every effort to keep our other expenses in line with current sales, we could experience periods where the sales decline occurs so rapidly that we are unprofitable for a period of time.

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Because we want to provide you with more meaningful and useful information, this Annual Report includes forward-looking statements that reflect our current expectations and projections about our future results, performance, prospects and opportunities. You can find many of these statements by looking for words such as “may,” “will,” “expect,” “anticipate,” “believe,” “intend,” “estimate” and similar expressions. These forward-looking statements are based on information currently available to us and are subject to a number of risks, uncertainties and other factors that could cause our actual results, performance, prospects or opportunities in 2012 and beyond to differ materially from those expressed in, or implied by, these forward-looking statements. These risks, uncertainties and other factors include but are not limited to the factors described under the heading “Risk Factors” above. We caution you not to place undue reliance on any forward-looking statements. Except as otherwise required by federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, changed circumstances or any other reason after the date of this Annual Report.

Item 2. PROPERTIES

The Company’s current manufacturing and corporate headquarters is located at 9500 West 55th Street, Suite A, McCook, Illinois 60525. The Company’s leased McCook facility has approximately 104,000 square feet of floor space. Approximately 40,000 of the 104,000 square feet of the plant are dedicated to production and service and approximately 43,000 of the 104,000 square feet are devoted to warehousing. Offices for engineering, sales and administration are also located at that facility. The plant is in good condition, is well maintained, and currently has over 80% excess production capacity as the Company currently runs at 10% capacity on one shift and could run multiple shifts.  The Company also has other smaller leased facilities to support the operations of AGE in Nevada, New Jersey and Florida.  The Company’s McCook facility lease expires on April 30, 2016.

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

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company’s shareholders during the fourth quarter of 2012.

PART II

Item 5. MARKET FOR THE REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDERS MATTERS

(a) Not applicable.
(b) Not applicable
(c) Not applicable

Item 6. SELECTED FINANCIAL DATA

The information required by this Item is set forth in Exhibit 13.0 hereto, the Company’s Annual Report to Shareholders for the year ended December 31, 2012, under the caption “Selected Financial Data,” which information is incorporated herein by reference.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information required by this Item is set forth in Exhibit 13.0 hereto, the Company’s Annual Report to Shareholders for the year ended December 31, 2012, under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operation” section, which information is incorporated herein by reference.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by this Item is set forth in Exhibit 13.0 hereto, the Company’s Annual Report to Shareholders for the year ended December 31, 2012, under the caption “Market and Credit Risks” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section, which information is incorporated herein by reference.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial statements together with the notes thereto are set forth in Exhibit 13.0 hereto, the Company’s Annual Report to Shareholders for the year ended December 31, 2012, which information is incorporated herein by reference:

-	Consolidated Balance Sheets as of December 31, 2012 and 2011
-	Consolidated Statements of Operations for years ended December 31, 2012, 2011, and 2010
-	Consolidated Statements of Shareholders’ Equity as of December 31, 2012, 2011, and 2010
-	Consolidated Statements of Cash Flows for years ended December 31, 2012, 2011, and 2010
-	Notes to the Consolidated Financial Statements
-	Independent Auditors’ Reports

Quarterly financial data for the four quarters ended December 31, 2012 and 2011 are set forth in Exhibit 13.0 hereto in Note 13 of “Notes to the Consolidated Financial Statements” as part of the Company’s Annual Report to Shareholders for the year ended December 31, 2012, which information is incorporated herein by reference.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Effective July 1, 2012 (the “Closing Date”), Blackman Kallick, LLP (“Blackman Kallick”), the independent registered public accounting firm of Wells-Gardner Electronics Corporation. (the “Company”), consummated a merger with Plante & Moran, PLLC (“Plante & Moran”), with Plante & Moran being the surviving legal entity. As of the Closing Date, Plante & Moran succeeded Blackman Kallick as the Company’s independent registered public accounting firm as a matter of law, and  by operation of law, the Company continued to engage the surviving legal entity, Plante & Moran as its independent registered public accounting firm.

Blackman Kallick’s reports on the Company’s financial statements for the fiscal years ended December 31, 2011 and 2010 were clean opinions and did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles.

During the two fiscal years ended December 31, 2011 and 2010, and the subsequent interim period through July 1, 2012, there were (i) no disagreements (as that term is defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions) between the Company and Blackman Kallick on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of Blackman Kallick would have caused Blackman Kallick to make reference thereto in its reports on the Company’s financial statements for such years, and (ii) no “reportable events” (as that term is defined in Item 304(a)(1)(v) of Regulation S-K).

During the two fiscal years ended December 31, 2011 and 2010 and the subsequent interim period through July 1, 2012, neither the Company, nor anyone on its behalf, consulted Plante & Moran on any matter.

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

The Disclosure Committee, which is made up of the Company’s Chief Executive Officer, Chief Financial Officer and other management staff meets on a quarterly basis and has overview responsibility for this process. The Committee reviews a checklist of items during its meetings to document the review of any unusual items or issues raised.  The Disclosure Committee conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2012.

Based on the evaluation, the Disclosure Committee concluded that the Company’s disclosure controls and procedures were operating and effective as of December 31, 2012.

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

The Company's Chairman, President and Chief Executive Officer, its Executive Vice President and Chief Financial Officer, and other members of the Disclosure Committee conducted an assessment of the effectiveness of the Company's internal control over financial reporting.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework.  Furthermore, the Company’s independent auditors did not report to the Audit Committee any material weaknesses or significant deficiencies in financial reporting for the year ending December 31, 2012.

Based on such assessment, the Company's Disclosure Committee has concluded that, as of December 31, 2012, the Company’s internal control over financial reporting was effective.

Item 9B. OTHER INFORMATION

None

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this Item is incorporated by reference under the captions “Election of Directors”, “Executive Officers”, “Section 16(a) Beneficial Ownership Reporting Compliance”, “Committees of the Board of Directors”, "Audit Committee" and “Notice of Business to be Conducted at a Special or Annual Meeting” in the Company’s definitive proxy statement related to its 2013 Annual Meeting of Shareholders.

The Company maintains a Code of Business Conduct & Ethics including a Whistleblower Policy governing the behavior of the Company’s employees, including its Executive and Corporate Officers, which is available for review on the Company’s website (www.wellsgardner.com) under its Investor Relations Corporate Governance section.

Item 11. EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference under the captions “2012 Summary Compensation Table,  “2012 Outstanding Equity Awards at Fiscal Year-End Table”, “Potential Payments Upon the Termination or Change in Control” and “2012 Director Compensation Table” in the Company’s definitive proxy statement related to its 2013 Annual Meeting.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated by reference under the caption “Securities Beneficially Owned by Principal Shareholders and Management” in the Company’s definitive proxy statement related to its 2013 Annual Meeting and in Exhibit 13.0 hereto, Company’s 2012 Annual Report, in Note 5 of “Notes to the Consolidated Financial Statements.”

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The Information required by this Item is incorporated by reference under the captions “Certain Transactions with Management” and “Committees of the Board of Directors” in the Company’s definitive proxy statement related to its 2013 Annual Meeting.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated by reference under the caption “Proposal for Ratification of Appointment of Independent Certified Public Accountants”, “Report of the Audit Committee” and “Independent Certified Public Accountants” in the Company’s definitive proxy statement related to its 2013 Annual Meeting.

PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1) The following financial statements required by Part II, Item 8 of this annual report and are included in Exhibit 13.0 hereto:

-	Consolidated Balance Sheets as of December 31, 2012 and 2011

-	Consolidated Statements of Operations for years ended December 31, 2012, 2011, and 2010

-	Consolidated Statements of Shareholders’ Equity as of December 31, 2012, 2011, and 2010

-	Consolidated Statements of Cash Flows for years ended December 31, 2012, 2011, and 2010

-	Notes to the Consolidated Financial Statements

-	Independent Auditors’ Reports

(3) (c) The following exhibits are incorporated by reference or filed herewith:

3.1	Articles of Incorporation of the Company, as amended, filed as Exhibit 3.1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 1994 and incorporated herein by reference.

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

10.12	Agreement dated June 28, 2011 including Contract Considerations dated July 19, 2011 between the Company and Local 1031, I.B.E.W., AFL-CIO, extending the collective bargaining agreement to June 30, 2012, filed as part of the Company's Annual Report on Form 10-K for the year ended December 31, 2011.

10.13	Agreement dated July 2, 2012 including Contract Considerations between the Company and Local 1031, I.B.E.W., AFL-CIO, extending the collective bargaining agreement to June 30, 2013, filed as part of the Company's Annual Report on Form 10-K for the year ended December 31, 2012.

10.14
Credit and Security Agreement with Wells-Fargo Bank, National Association, dated August 21, 2006 filed as Exhibit 10.1 to the Company’s Form 8K/A dated August 25, 2006 and incorporated herein by reference.

10.15
First Amendment to Credit and Security Agreement with Wells-Fargo Bank, National Association, dated March 29, 2007 filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 and incorporated herein by reference.

10.16
Second Amendment to Credit and Security Agreement with Wells-Fargo Bank, National Association, dated June 29, 2007 filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 and incorporated herein by reference.

10.17
Third Amendment to Credit and Security Agreement with Wells-Fargo Bank, National Association, dated September 15, 2009 filed as Exhibit 10.14 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 and incorporated herein by reference.

10.18
Fourth Amendment to Credit and Security Agreement with Wells-Fargo Bank, National Association, dated March 4, 2011 filed as part of  the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

10.19
Fifth Amendment to Credit and Security Agreement and Waiver of 12/31/11 Defaults with Wells-Fargo Bank, National Association, dated March 5, 2012 filed as part of  the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

10.20
Sixth Amendment to Credit and Security Agreement with Wells-Fargo Bank, National Association, dated March 8, 2013 filed as part of  the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

10.21	Employment Agreement dated as of May 13, 2008 between the Company and James F. Brace, filed as Exhibit 10.13 of the Company's Current Report on Form 8-K dated May 14, 2009 and incorporated herein by reference.

10.22	Aristocrat Master Supply Agreement with Wells-Gardner Electronics Corporation dated October 13, 2010 filed as part of the Company's Annual Report on Form 10-K for the year ended December 31, 2010 and incorporated herein by reference.

13.0	Company’s Annual Report to Shareholders for the year ended December 31, 2012.

14.0	Wells-Gardner Code of Business Conduct and Ethics filed as Exhibit 14.0 of the Company's Annual Report on Form 10-K for the year ended December 31, 2008 and incorporated herein by reference.

23.0	Consent of Plante Moran, PLLC.

23.1	Consent of Blackman Kallick LLP

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Statement of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

PRESS RELEASES

The following press releases have been issued during the Company's fiscal year ended December 31, 2012, which are available for review on the Company's website (www.wellsgardner.com) under its Investor Information section:

DATE	TITLE

01/04/2012	Wells-Gardner Announces The Illinois Video Gaming Central Communications Contract Has Been Signed

02/15/2012	Wells-Gardner Reports Fourth Quarter and Full year 2011 Earnings

02/28/2012	Wells-Gardner Announces Investor Presentation At The Roth Capital Partners Growth Stock Conference

05/02/2012	Wells-Gardner Reports First Quarter Earnings Improved By Over $440,000

08/08/2012	Wells-Gardner Reports Second Quarter Earnings

09/06/2012	Wells-Gardner Has Received Purchase Orders For Over $20 Million of VGTs

11/09/2012	Wells-Gardner Reports Third Quarter 2012 Results

02/14/2013	Wells-Gardner Reports Fourth Quarter and Full Year 2012 Results

02/28/2013	Wells-Gardner Has Received Purchase Orders for Over $30 Million of VGTs

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WELLS-GARDNER ELECTRONICS CORPORATION

By:	/s/ ANTHONY SPIER	Chairman of the Board, President
	Anthony Spier	& Chief Executive Officer	March 13, 2013

	/s/ JAMES F. BRACE	Executive Vice President, Secretary, Treasurer
	James F. Brace	& Chief Financial Officer
		(Principal Accounting Officer)	March 13, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated.

/s/ ANTHONY SPIER	Chairman of the Board, President
Anthony Spier	& Chief Executive Officer	March 13, 2013

/s/ MERLE BANTA
Merle Banta	Director	March 13, 2013

/s/ MARSHALL L. BURMAN
Marshall L. Burman	Director	March 13, 2013

/s/ FRANK R. MARTIN
Frank R. Martin	Director	March 13, 2013

FINANCIAL SCHEDULE

Schedules not included with this additional financial data have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

SCHEDULE II

UNAUDITED VALUATION AND QUALIFYING ACCOUNTS (in $000’s)

	Year Ended December 31,
ALLOWANCE FOR DOUBTFUL ACCOUNTS	2012	2011	2010
Beginning balance	$206	$256	$248
Additions charged to expense	$(7)	$(18)	$26
Deductions	$(26)	$(32)	$(18)
Balance at end of year	$173	$206	$256

INVENTORY OBSOLESCENCE RESERVE:
Beginning balance	$1,557	$1,787	$2,549
Additions charged to expense	$1,033	$778	$1,167
Deductions	$(1,213)	$(1,008)	$(1,929)
Balance at end of year	$1,377	$1,557	$1,787

DEFERRED TAX ASSET VALUATION ALLOWANCE:
Beginning balance	$2,697	$2,844	$3,013
Additions charged (credited to) to expense	$(169)	$(147)	$(169)
Balance at end of year	$2,528	$2,697	$2,844

WARRANTY RESERVE:
Beginning balance	$87	$75	$90
Additions	$127	$212	$114
Payments	$(143)	$(200)	$(129)
Balance at end of year	$71	$87	$75