Form 10-Q
period 2013-03-31
WELLS GARDNER ELECTRONICS CORP
filed 2013-05-15
CIK 105608

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2013
or
[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____________ to ____________

Commission File Number 1-8250

WELLS-GARDNER ELECTRONICS CORPORATION
(Exact name of registrant as specified in its charter)

Illinois	36-1944630
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

9500 West 55th Street, Suite A, McCook, Illinois	60525-3605
(Address of principal executive offices)	(Zip Code)

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

As of May 10, 2013 approximately 11,730,000 shares of the Common Stock, $1.00 par value of the registrant were outstanding.

WELLS-GARDNER ELECTRONICS CORPORATION

FORM 10-Q TABLE OF CONTENTS

For The Three Months Ended March 31, 2013

PART I – FINANCIAL INFORMATION

Item 1.
Financial Statements:

Condensed Consolidated Statements of Earnings (unaudited)
-	Three Months Ended March 31, 2013 & 2012

Condensed Consolidated Balance Sheets
-	March 31, 2013 & 2012 (unaudited) & December 31, 2012

Condensed Consolidated Statements of Cash Flows (unaudited)
-	Three Months Ended March 31, 2013 & 2012

Notes to the Unaudited Condensed Consolidated Financial Statements

Item 2.
Management's Discussion & Analysis of Financial Condition & Results of Operations

Item 3.
Quantitative & Qualitative Disclosures about Market Risk

Item 4.
Controls & Procedures

PART II - OTHER INFORMATION

Item 1.
Legal Proceedings

Item 1A.
Risk Factors

Item 5.
Other Information

Item 6.
Exhibits

SIGNATURES

Item 1. Financial Statements

	Three Months Ended March 31
	2013	2012
Net sales	$18,031,000	$12,343,000
Cost of sales	15,071,000	10,158,000
Gross margin	2,960,000	2,185,000
Engineering, selling & administrative expenses	2,373,000	1,951,000
Operating Earnings	587,000	234,000
Interest expense	37,000	30,000
Other income, net	0	0
Income tax expense	1,000	2,000
Net Earnings	$549,000	$202,000

Earnings per share:
Basic earnings per share	$0.05	$0.02
Diluted earnings per share	$0.05	$0.02

Basic average common shares outstanding	11,692,765	11,625,314
Diluted average common shares outstanding	11,695,171	11,629,916

See accompanying notes to the unaudited condensed consolidated financial statements

WELLS-GARDNER ELECTRONICS CORPORATION
Condensed Consolidated Balance Sheets

	March 31,	March 31	December 31,
	2013	2012	2012
	(unaudited)	(unaudited)
Assets:
Current assets:
Cash	$41,000	$221,000	$768,000
Accounts receivable, net	9,311,000	6,824,000	8,678,000
Accounts receivable, subcontractor	3,872,000	3,432,000	5,093,000
Inventory	9,769,000	7,918,000	10,817,000
Other current assets	1,169,000	518,000	855,000
Total current assets	$24,162,000	$18,913,000	$26,211,000

Property, plant & equipment, net	229,000	237,000	257,000

Other assets:
Deferred tax asset, net	469,000	471,000	469,000
Other long term asset	99,000	0	49,000
Goodwill	1,329,000	1,329,000	1,329,000
Total other assets	1,897,000	1,800,000	1,847,000
Total assets	$26,288,000	$20,950,000	$28,315,000

Liabilities:
Current liabilities:
Accounts payable	$3,833,000	$1,751,000	$4,167,000
Accounts payable, subcontractor	3,251,000	1,722,000	3,581,000
Accrued expenses	1,345,000	1,132,000	1,040,000
Total current liabilities	$8,429,000	$4,605,000	$8,788,000

Long-term liabilities:
Note payable	1,461,000	544,000	3,701,000
Total liabilities	$9,890,000	$5,149,000	$12,489,000

Shareholders' Equity:
Common stock: authorized 25,000,000 shares
$1.00 par value; shares issued and outstanding:
11,729,898 shares as of March 31, 2013
11,663,898 shares as of March 31, 2012
11,666,898 shares as of December 31, 2012	$11,730,000	$11,664,000	$11,667,000
Additional paid-in capital	5,193,000	5,128,000	5,131,000
Accumulated deficit	(175,000)	(686,000)	(725,000)
Unearned compensation	(350,000)	(305,000)	(247,000)
Total shareholders' equity	16,398,000	15,801,000	15,826,000
Total liabilities & shareholders' equity	$26,288,000	$20,950,000	$28,315,000

See accompanying notes to the unaudited condensed consolidated financial statements

WELLS-GARDNER ELECTRONICS CORPORATION
Condensed Consolidated Statements of Cash Flows (unaudited)
Three Months Ended March 31, 2013 and 2012

	Three Months Ended
	March 31	March 31
	2013	2012
Cash flows from operating activities:
Net earnings	$549,000	$202,000
Adjustments to reconcile net earnings to
net cash provided by operating activities:
Depreciation and amortization	42,000	40,000
Bad debt expense (recoveries)	6,000	(46,000)
Amortization of unearned compensation	20,000	19,000
Issuance of long term asset	(35,000)	0
Changes in current assets & liabilities
Accounts receivable	(653,000)	(415,000)
Inventory	1,048,000	1,191,000
Prepaid expenses & other	(314,000)	(8,000)
Accounts payable	(334,000)	966,000
Due to/from subcontractor	890,000	(1,264,000)
Accrued expenses	305,000	(168,000)
Net cash provided by operating activities	$1,524,000	$517,000

Cash used in investing activities:
Additions to plant & equipment	(14,000)	(20,000)
Net cash used in investing activities	$(14,000)	$(20,000)

Cash used in financing activities:
Repayments - note payable	(2,240,000)	(515,000)
Proceeds from shares issued, options exercised and purchase plan	3,000	18,000
Net cash used in financing activities	$(2,237,000)	$(497,000)

Net decrease in cash	(727,000)	0
Cash at beginning of period	768,000	221,000
Cash at end of period	$41,000	$221,000

Supplemental cash flow disclosure:
Interest paid	37,000	30,000
Taxes paid	0	1,000

See accompanying notes to the unaudited condensed consolidated financial statements

WELLS-GARDNER ELECTRONICS CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements

1.           In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, which are necessary for a fair presentation of the financial position and results of operations for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (GAAP USA) have been condensed or omitted.  These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes included in the Company's 2012 Annual Report to Shareholders. The results of operations for the three months ended March 31, 2013 are not necessarily indicative of the operating results for the full year.

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

4.            The fair value of the Company’s financial instruments does not materially vary from the carrying value of such instruments.

5.            The Company maintains an Incentive Stock Option and Stock Award Plan under which officers and key employees may acquire up to a maximum of 2,052,408 common shares.

Stock Options
The Company’s Stock Option Plan ended on December 31, 2008.  Options could be granted through December 31, 2008 at an option price not less than fair market value on the date of grant and are exercisable not earlier than six months nor later than ten years from the date of grant. Options vest over two and three year periods. As of March 31, 2013, 1 person held outstanding options and was eligible to participate in the plan. Such options expire on various dates through April 8, 2014.

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

The following table summarizes information about stock options outstanding for the three months ending March 31, 2013:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at beginning of year	18,931	$2.00
Granted	0	$0.00
Forfeited	0	$0.00
Exercised	(2,000)	$1.58
Outstanding, March 31, 2013	16,931	$2.05	0.6	$0
Exercisable, March 31, 2013	16,931	$2.05	0.6	$0

Restricted Shares
All restricted shares granted are governed by the Company’s Stock Award Plan, which was approved by shareholders in 2000. As of March 31, 2013, 188,100 restricted shares are outstanding on a dividend adjusted basis. The employees will earn the restricted shares in exchange for services to be provided to the Company over a three-year or five-year vesting period.  Total unrecognized compensation cost related to unvested stock awards is approximately $350,000 and is expected to be recognized over a weighted average period of 2 years.

The following table summarizes information regarding Restricted Share activity for the three months ending March 31, 2013:
	Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2012	171,246	$2.14
Granted	61,000	$2.00
Vested	(44,146)	$1.94
Forfeited	0	$0.00
Unvested, March 31, 2013	188,100	$2.14

6.           Our inventory detail as of March 31, 2013, March 31, 2012 and December 31, 2012 was as follows:

	March 31,	March 31,	December 31,
(in $000's)	2013	2012	2012
	(unaudited)	(unaudited)
Inventory:
Raw materials	$3,200	$3,744	$2,662
In transit finished goods	429	736	950
Finished goods	6,140	3,438	7,205
Total	$9,769	$7,918	$10,816

7.           On March 8, 2013, the Company signed an amendment to extend the term of its credit agreement with Wells Fargo Bank one year to August 21, 2016.  The total credit line of $12 million and the annual maintenance fees remained the same while the interest rate was lowered to LIBOR plus 275 basis points.  The amendment decreased the year end minimum earnings covenant to $200,000 for 2013 and all future years.  The amendment also includes provisions to allow permitted acquisitions and permitted redemptions of Company stock up to $1,250,000 as long as the Company has excess availability of $2,500,000 both before and after the completion of permitted acquisitions and permitted redemptions.  As of March 31, 2013, the Company had total outstanding bank debt of $1.5 million at an average interest rate of 4.125%.  The Company is in compliance with all of its covenants at March 31, 2013.

8.           An income tax valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The net change in the valuation allowance for the three months ended March 31, 2013 was a decrease of $174,000 to recognize the decrease in deferred tax assets during the first three months. The net deferred tax asset of $469,000 as of March 31, 2013 represents the Company’s belief that it is more likely than not that a profit will be generated over the next twelve to eighteen months which will allow the Company to use a portion of the current net operating loss carry forwards.  As of December 31, 2012, the Company has net operating loss carry forwards for Federal income tax purposes of approximately $5,502,000, which are available to offset future Federal taxable income, if any, that begin to expire in 2021. The Company also has a net operating loss carry forward for Illinois state income tax purposes of approximately $5,608,000 as of December 31, 2012.  The Company also has alternative minimum tax credit carry forwards of approximately $136,000, which are available to reduce future Federal regular income taxes, if any, over an indefinite period. No unrecognized tax benefits are set to expire in the next twelve months that may have an impact upon the Company’s effective tax rate.  The Company files tax returns in the U.S. federal jurisdiction and various state jurisdictions. The tax years 2009, 2010, 2011 and 2012 remain open to examinations. Our policy is to recognize interest and penalties related to uncertain tax positions in income tax expense. During the three months ended March 31, 2013, the Company did not recognize expense for interest or penalties related to income tax, and do not have any amounts accrued at March 31, 2013, as the Company does not believe it has taken any uncertain income tax positions.

9.           The Company’s goodwill resulting from its purchase of American Gaming and Electronics, Inc. (AGE) is tested for impairment at least annually, which the Company does in the fourth quarter or more often if circumstances warrant. The Company determined that there was no impairment of goodwill in 2012 and 2011 by utilization of a discounted cash flow analysis.  The model utilizes numerous assumptions, including but not limited to future sales estimates of AGEs traditional products and of Video Gaming Terminals (VGTs) related to the new Illinois VGT business.  Due to the nature of such estimates, there is no certainty in future periods that the Fair Value of the American Gaming & Electronics reporting unit will exceed its carrying value.

10.           The Company has evaluated subsequent events through the date the financial statements were issued for the three months ended March 31, 2013.

Item 2. Management's Discussion & Analysis of Financial Condition & Results of Operations

Three Months Ended March 31, 2013 & 2012

For the first quarter ended March 31, 2013, net sales increased $5.7 million or 46% to $18.0 million compared to $12.3 million in the first quarter 2012.  Gaming sales increased $6.2 million or 55% to $17.4 million in the first quarter 2013 compared to $11.2 million in the first quarter 2012 representing 96% of total sales in the 2013 period compared to 91% in 2012.  Amusement sales decreased $(0.5) million or (43)% to $0.7 million in the first quarter 2013 compared to $1.2 million in the first quarter 2012 representing 4% of total sales in the 2013 period compared to 9% in 2012.  By product category, video gaming terminal (VGT) sales added $5.9 million in the first quarter 2013.  Gaming and amusement display sales declined $(0.1) million or (1)% in the first quarter 2013 compared to the same period in 2012. This was due to display average selling price declining by (8)%, offsetting the total display unit volume increase of 7% to 32,900 units in 2013 compared to 30,800 units in 2012.  Gaming and amusement parts sales declined by $(0.1) million or (4)% in the first quarter 2013 compared to the same period in 2012.

Gross margin for the first quarter 2013 increased $0.8 million to $3.0 million or 16.5% of sales compared to $2.2 million or 17.7% in the first quarter 2012.  Although gaming display sales unit volume grew noticeably, the average selling price declined, which resulted in the gaming display gross margin percentage increasing slightly.  Although gaming VGT sales grew significantly (from zero to $5.9 million), the VGT gross margin percentages are noticeably lower than the gaming gross margin percentage averages.  The gaming and amusement parts gross margin percentage declined slightly in the first quarter 2013 compared to the first quarter 2012, but the parts gross margin remains significantly higher than the corporate gross margin percentage average.

Operating expenses increased $422,000 to $2.4 million in the first quarter 2013 compared to $2.0 million in the first quarter 2012.  Operating expenses increased $128,000 to support the VGT sales in the first quarter 2013, $169,000 to support additional engineering resources, and $125,000 for other gaming and amusement operating expense, primarily sales personnel expense and bad debt expense.  Due to sales increasing more than operating expense increases, operating expenses as a percent of sales decreased to 13.2% in the quarter from 15.8% of sales in the same quarter last year. The Company continues to place great emphasis on operating expense control.

Operating earnings were $587,000 in the first quarter 2013 compared to $234,000 in the first quarter 2012 due to noticeably higher sales and gross margin dollars with a slightly lower margin percentage, partially offset by the higher operating expenses noted above.

Interest expense was $37,000 in the first quarter 2013 compared to $30,000 in the first quarter 2012 due to slightly higher average debt balances due to VGT inventory.  Other expense was a zero in the first quarter 2013 and the first quarter 2012.

Income tax expense was $1,000 in the first quarter 2013 compared to $2,000 in the first quarter 2012. The Company has available a net operating loss carry forward of approximately $5.5 million as of December 31, 2012.

Net income was $549,000 in the first quarter 2013 compared to net income of $202,000 in the first quarter 2012.  For the first quarter 2013 basic and diluted earnings per share was $0.05 compared to basic and diluted earnings per share of $0.02 in the first quarter 2012.

Outlook

Based on its best estimates and information available at this time, management believes full year 2013 net sales will increase in a range of 21 percent to 27 percent, or between $62 million and $65 million, compared to $51.1 million in full year 2012 with a meaningful percentage increase in net earnings versus 2012. In addition, the Company is developing several new proprietary products that we expect will contribute to improved sales and margins in late 2013 and 2014. We will continue to aggressively control costs and inventory levels.

Liquidity & Capital Resources

Accounts receivable increased to $9.3 million in the first quarter 2013 compared to $8.7 million at year end 2012.  This $0.65 million use of cash is due to $3.8 million higher sales in the first quarter 2013 compared to the fourth quarter 2012, due to higher video display and VGT sales. Days sales in accounts receivable decreased to 47 days at the end of the first quarter 2013 compared to 55 days at year end 2012. Accounts receivable due from subcontractors decreased to $3.9 million at the end of the first quarter 2013 compared to $5.1 million at year end 2012, a $1.2 million provision of cash as operations consumed advance purchases of CCFL LCDs to support a major customer.

Inventory decreased to $9.8 million at the end of the first quarter 2013 compared to $10.8 million at year end 2012.  This $1.0 million provision of cash was due to a reduction of video display finished goods and VGT units.   Days cost of sales in inventory decreased to 59 days at the end of the first quarter 2013 compared to 84 days cost of sales at year end 2012.  This was the lowest days sale in inventory and thus the highest inventory turnover in recent Company history.

Accounts payable decreased to $3.83 million at the end of the first quarter 2013 compared to $4.17 million at year end 2012, a $0.34 million use of cash.  Days payables outstanding decreased to 55 days at the end of the first quarter 2013 compared to 75 days at year end 2012 again higher due to higher video display and VGT sales in the first quarter 2013.  Accounts payable due to subcontractors decreased to $3.3 million at the end of the first quarter 2013 compared to $3.6 million at year end 2012, a $0.3 million use of cash.

Prepaid expenses increased $0.3 million and accrued expenses increased $0.3 million which offset each other for a net zero provision (use) of cash.  The net of the above working capital changes resulted in $0.9 million of cash provided by operations.

The net of our first quarter 2013 earnings, depreciation and amortization, and other non cash adjustments to earnings resulted in a $0.6 million provision of cash by operations. The net of earnings and non cash adjustments plus the working capital changes resulted in $1.5 million of cash being provided by operations in the first quarter 2013.

Capital additions, primarily IT equipment, were $0.02 million of cash used by investing activities.

Long-term liabilities decreased to $1.5 million during the first quarter 2013 compared to $3.7 million at year end 2012, which was a $2.2 million use of cash.  Cash provided by sales of stock issued under the employee stock option plan and stock grants was minimal in the first quarter 2013.  These two items resulted in $2.2 million of net cash used by financing activities.

The net change in cash provided by operations and used by investing activities and financing activities was $0.73 million.  Cash at the beginning of the year was $0.77 million and at the end of the first quarter was $0.04 million.

The Company is subject to certain market risks, mainly interest rates.  On August 21, 2006, the Company entered into a four-year credit facility with Wells Fargo Bank NA.  On September 15, 2009, the Company amended the term of the credit agreement extending it to August 21, 2013.  The amended credit agreement is a $12 million revolving credit facility.  The credit facility has several financial covenants including a minimum book net worth, minimum net earnings, maximum capital expenditures and maximum compensation increases.  The financial covenants included a provision that any future write off of goodwill will be an add back to the net worth and earnings covenants.

On March 4, 2011, the Company amended the term of the credit agreement to August 21, 2014, the interest rate to LIBOR plus 375 basis points, and the minimum book net worth and minimum net earnings covenants were modified for the first three quarters of 2011 to account for the investment the Company was making into the Video Gaming Terminal market with the year end 2011 covenants remaining the same.  On March 5, 2012, the Company amended the term of the credit agreement to August 21, 2015.  The amendment included a waiver for the fourth quarter 2011 minimum book net worth and minimum net earnings covenants and eliminated the book net worth covenant for future periods.  The financial covenants for the first three quarters 2012 were modified to account for the investment the Company was making into the Video Gaming Terminal market with the year end 2012 covenants remaining the same.  The amendment also increased the year end minimum earnings covenant to $300,000 for 2013 and 2014, and raised the capital expenditure limit to $400,000 per year for 2013, 2014 and 2015. On March 8, 2013, the Company amended the term of the credit agreement to August 21, 2016, the interest rate to LIBOR plus 275 basis points, changed the year end minimum net earnings to $200,000 for 2013, 2014  and 2015, reduced the borrowing base block to $250,000, and created a basket of $1,250,000 for small acquisitions or stock buy backs as long as the Company has excess availability of $2,500,000 both before and after making the permitted acquisition or permitted redemption of Company stock.

An adverse change in interest rates during the time that this debt is outstanding would cause an increase in the amount of interest paid.  The Company may pay down the loans at any time; however, monthly interest charges are not less than $5,000 per month to termination.  All bank debt is due and payable on August 21, 2016. As of March 31, 2013, the Company had total outstanding bank debt of $1.5 million at an average interest rate of 4.125%.  In addition, the Company pays $31,000 credit insurance on selected foreign receivables.

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

Item 3. Quantitative & Qualitative Disclosures about Market Risk

There have been no material changes to the Company’s market risk during the three months ended March 31, 2013.  For additional information on market risk, refer to the “Quantitative and Qualitative Disclosures about Market Risk” section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

The Company is subject to certain market risks, mainly interest rate risk.  In August 2006, the Company entered into a four-year secured credit facility with Wells Fargo Bank.  In September 2010, the Company entered into a three-year extension of the credit facility.  On March 4, 2011, March 5, 2012, and March 8, 2013, respectively, the Company entered into another additional one year extension of the credit facility and each time made certain other modifications to covenants primarily related to delays in the start up of the Illinois VGT business.

As of March 31, 2013, the Company had total outstanding bank debt of $1.5 million at an average interest rate of 4.125%.  The loan is at three month Libor plus 2.75% with a minimum interest charge of $5,000 per month. All of the Company’s debt is subject to variable interest rates at this time. An adverse change in interest rates during the time that this debt is outstanding would cause an increase in the amount of interest paid. If the debt would exceed approximately $1.9 million, then a 100 basis point increase in interest rates would result in additional interest expense recognized in the financial statements. The Company may make payments towards the loans at any time without penalty.

The Company is exposed to credit risk on certain assets, primarily accounts receivable. The currency risk is minimal as substantially all of the Company’s sales are billed in US dollars.  The Company provides credit to customers in the ordinary course of business and performs ongoing credit evaluations. Concentrations of credit risk with respect to trade receivables are limited except for the Company’s largest customers.

Item 4. Controls & Procedures

The Company has established a Disclosure Committee, which is made up of the Company’s Chief Executive Officer, Chief Financial Officer and other members of management. The Disclosure Committee conducts an evaluation of the effectiveness of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) as of the end of the period covered by this report. While the Company has limited resources and cost constraints due to its size, based on the evaluation required by Rule 13a-15(b), the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this quarterly report has been made known to them. As of March 31, 2013, there have been no known significant changes in internal controls or in other factors that could significantly affect these controls.

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

Item 5. Other Information

Submission of Matters to a Vote of Security Holders

Wells-Gardner Electronics Corporation (the "Company") held its Annual Meeting of Shareholders on May 14, 2013.  The following is a summary of the matters voted on at that meeting.

(a)
The shareholders elected the Company's entire Board of Directors.  The persons elected to the Company's Board of Directors and the number of shares cast for, the number of shares withheld, and broker non-votes, with respect to each of these persons, were as follows:

Name	Votes For	Votes Withheld	Broker Non-Votes

Merle H. Banta	4,038,000	990,000	5,033,000
Marshall L. Burman	4,067,000	960,000	5,033,000
Frank R. Martin	4,077,000	950,000	5,033,000
Anthony Spier	4,838,000	190,000	5,033,000

(b)
The shareholders ratified the advisory approval of named executive officer compensation for the fiscal year ending December 31, 2012.  The number of shares cast in favor of the ratification, the number against, the number abstaining, and broker non-votes were as follows:

For	Against	Abstain	Broker Non-Votes
4,592,000	285,000	151,000	5,033,000

(b)
The shareholders ratified the recommendation that the say-on-pay vote frequency should be one year.  The number of shares cast in favor of one year, two years, three years or abstention were as follows:

1 Year	2 Years	3 Years	Abstain
4,789,000	75,000	69,000	95,000

(b)
The shareholders ratified the appointment of Plante & Moran, PLLC, as independent certified public accountants of the Company for the fiscal year ending December 31, 2013.  The number of shares cast in favor of the ratification of Plante & Moran, PLLC, the number against, the number abstaining, and broker non-votes were as follows:

For	Against	Abstain	Broker Non-Votes
9,784,000	244,000	33,000	0

Material Changes to Procedures by Which Security Holders Recommend Nominees

NONE

Item 6. Exhibits

(a).	Exhibits:

	Exhibit 31.1	-	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	Exhibit 31.2	-	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	Exhibit 32.1	-	Statement of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

	Exhibit 101.INS	-	XBRL Instance Document

	Exhibit 101.SCH	-	XBRL Taxonomy Extension Schema

	Exhibit 101.CAL	-	XBRL Taxonomy Extension Calculation Linkbase

	Exhibit 101.DEF	-	XBRL Taxonomy Extension Definition Linkbase

	Exhibit 101.LAB	-	XBRL Taxonomy Extension Label Linkbase

	Exhibit 101.PRE		XBRL Taxonomy Extension Presentation Linkbase

(b).	Press Releases:

The following press releases have been issued by the Company during the Company’s three months 2012, which are available on the Company’s website (www.wellsgardner.com) under its Investor Information section:

DATE	TITLE

02/14/13	WELLS-GARDNER REPORTS FOURTH QUARTER AND FULL YEAR 2012 RESULTS

02/28/13	WELLS-GARDNER HAS RECEIVED PURCHASE ORDERS FOR OVER $30 MILLION OF VGTs

04/11/13	WELLS-GARDNER ELECTRONICS CORPORATION RETAINS LYTHAM PARTNERS FOR INVESTOR RELATIONS

04/15/13	WELLS-GARDNER HAS RECEIVED PURCHASE ORDERS FOR OVER $35 MILLION OF VGTs

05/08/13	WELLS-GARDNER REPORTS FINANCIAL RESULTS FOR THE FIRST QUARTER 2013

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WELLS-GARDNER ELECTRONICS CORPORATION

Date:	May 15, 2013	By:
James F. Brace
Executive Vice President,
Chief Financial Officer,
Treasurer & Corporate Secretary