Form 10-Q
period 2013-06-30
WELLS GARDNER ELECTRONICS CORP
filed 2013-08-13
CIK 105608

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2013
or
[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____________ to ____________

Commission File Number 1-8250

WELLS-GARDNER ELECTRONICS CORPORATION

(Exact name of registrant as specified in its charter)

Illinois	36-1944630
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

9500 West 55th Street, Suite A, McCook, Illinois	60525-3605
(Address of principal executive offices)	(Zip Code)

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

As of August 9, 2013 approximately 11,703,000 shares of the Common Stock, $1.00 par value of the registrant were outstanding.

WELLS-GARDNER ELECTRONICS CORPORATION

FORM 10-Q TABLE OF CONTENTS

For The Three Months and Six Months Ended June 30, 2013

PART I – FINANCIAL INFORMATION

Item 1.

Financial Statements:

Condensed Consolidated Statements of Earnings (unaudited)
-	Three Months and Six Months Ended June 30, 2013 & 2012

Condensed Consolidated Balance Sheets
-	June 30, 2013 & 2012 (unaudited) & December 31, 2012

Condensed Consolidated Statements of Cash Flows (unaudited)
-	Three Months and Six Months Ended June 30, 2013 & 2012

Notes to the Unaudited Condensed Consolidated Financial Statements

Item 2.

Management's Discussion & Analysis of Financial Condition & Results of Operations

Item 3.

Quantitative & Qualitative Disclosures about Market Risk

Item 4.

Controls & Procedures

PART II - OTHER INFORMATION

Item 1.

Legal Proceedings

Item 1A.

Risk Factors

Item 5.

Other Information

Item 6.

Exhibits

SIGNATURES

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

WELLS-GARDNER ELECTRONICS CORPORATION

Condensed Consolidated Statements of Earnings (unaudited)

Three Months and Six Months Ended June 30, 2013 and 2012

	Three Months Ended June 30		Six Months Ended June 30
	2013	2012	2013	2012
Net sales	$14,075,000	$12,843,000	$32,106,000	$25,186,000
Cost of sales	11,819,000	10,541,000	26,891,000	20,699,000
Gross margin	2,256,000	2,302,000	5,215,000	4,487,000
Engineering, selling & administrative expenses	2,214,000	2,380,000	4,587,000	4,331,000
Operating Earnings (Loss)	42,000	(78,000)	628,000	156,000
Interest expense	9,000	30,000	45,000	60,000
Other (income) expense, net	0	(1,000)	1,000	(1,000)
Income tax expense	2,000	19,000	2,000	20,000
Net Earnings (Loss)	$31,000	$(126,000)	$580,000	$77,000

Earnings per share:
Basic earnings (loss) per share	$0.00	$(0.01)	$0.05	$0.01
Diluted earnings (loss) per share	$0.00	$(0.01)	$0.05	$0.01

Basic average common shares outstanding	11,725,944	11,663,898	11,709,446	11,644,501
Diluted average common shares outstanding	11,728,018	11,666,670	11,711,689	11,648,171

See accompanying notes to the unaudited condensed consolidated financial statements

WELLS-GARDNER ELECTRONICS CORPORATION

Condensed Consolidated Balance Sheets

	June 30, 2013	June 30, 2012	December 31, 2012
	(unaudited)	(unaudited)
Assets:
Current assets:
Cash	$61,000	$40,000	$768,000
Accounts receivable, net	7,891,000	8,081,000	8,678,000
Accounts receivable, subcontractor	3,463,000	3,289,000	5,093,000
Inventory	10,439,000	7,347,000	10,817,000
Other current assets	638,000	1,007,000	855,000
Total current assets	$22,492,000	$19,764,000	$26,211,000

Property, plant & equipment, net	206,000	271,000	257,000

Other assets:
Deferred tax asset, net	469,000	471,000	469,000
Other long term asset	164,000	0	49,000
Goodwill	1,329,000	1,329,000	1,329,000
Total other assets	1,962,000	1,800,000	1,847,000
Total assets	$24,660,000	$21,835,000	$28,315,000

Liabilities:
Current liabilities:
Accounts payable	$3,560,000	$1,015,000	$4,167,000
Accounts payable, subcontractor	2,389,000	1,677,000	3,581,000
Accrued expenses	1,273,000	1,111,000	1,040,000
Total current liabilities	$7,222,000	$3,803,000	$8,788,000

Long-term liabilities:
Note payable	984,000	2,337,000	3,701,000
Total liabilities	$8,206,000	$6,140,000	$12,489,000

Shareholders' Equity:
Common stock: authorized 25,000,000 shares $1.00 par value; shares issued and outstanding: 11,693,928 shares as of June 30, 2013 11,663,898 shares as of June 30, 2012 11,666,898 shares as of December 31, 2012	$11,694,000	$11,664,000	$11,667,000
Additional paid-in capital	5,166,000	5,127,000	5,131,000
Accumulated deficit	(144,000)	(812,000)	(725,000)
Unearned compensation	(262,000)	(284,000)	(247,000)
Total shareholders' equity	16,454,000	15,695,000	15,826,000
Total liabilities & shareholders' equity	$24,660,000	$21,835,000	$28,315,000

See accompanying notes to the unaudited condensed consolidated financial statements

WELLS-GARDNER ELECTRONICS CORPORATION

Condensed Consolidated Statements of Cash Flows (unaudited)

Three Months and Six Months Ended June 30, 2013 and 2012

	Three Months Ended		Six Months Ended
	June 30, 2013	June 30, 2012	June 30 2013	June 30 2012
Cash flows from operating activities:
Net earnings (loss)	$31,000	$(126,000)	$580,000	$76,000
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	33,000	39,000	75,000	79,000
Bad debt recovery	(7,000)	(10,000)	(1,000)	(56,000)
Amortization of unearned compensation	25,000	21,000	45,000	40,000
Issuance of long term asset	(65,000)	0	(100,000)	0
Changes in current assets & liabilities
Accounts receivable	1,426,000	(1,247,000)	773,000	(1,662,000)
Inventory	(670,000)	571,000	378,000	1,762,000
Prepaid expenses & other	531,000	(489,000)	217,000	(497,000)
Accounts payable	(273,000)	(736,000)	(607,000)	230,000
Due to/from subcontractor	(452,000)	97,000	438,000	(1,167,000)
Accrued expenses	(72,000)	(21,000)	233,000	(189,000)
Net cash provided by (used in) operating activities	$507,000	$(1,901,000)	$2,031,000	$(1,384,000)

Cash used in investing activities:
Additions to plant & equipment, net	(10,000)	(73,000)	(24,000)	(93,000)
Net cash used in investing activities	$(10,000)	$(73,000)	$(24,000)	$(93,000)

Cash (used in) provided by financing activities:
(Repayments) borrowings - note payable	(477,000)	1,793,000	(2,717,000)	1,278,000
Proceeds from shares issued, options exercised and purchase plan	0	0	3,000	18,000
Net cash (used in) provided by financing activities	$(477,000)	$1,793,000	$(2,714,000)	$1,296,000

Net increase (decrease) in cash	20,000	(181,000)	(707,000)	(181,000)
Cash at beginning of period	41,000	221,000	768,000	221,000
Cash at end of period	$61,000	$40,000	$61,000	$40,000

Supplemental cash flow disclosure:
Interest paid	8,000	30,000	45,000	60,000
Taxes paid	2,000	20,000	2,000	21,000

See accompanying notes to the unaudited condensed consolidated financial statements

WELLS-GARDNER ELECTRONICS CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements

1.     In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, which are necessary for a fair presentation of the financial position and results of operations for the periods presented. These condensed financial statements were prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all information or footnotes necessary for a complete presentation in conformity with accounting principles generally accepted in the United States. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes included in the Company's 2012 Annual Report to Shareholders. The results of operations for the three months and six months ended June 30, 2013 are not necessarily indicative of the operating results for the full year.

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

Stock Options

The Company’s Stock Option Plan ended on December 31, 2008. Options could be granted through December 31, 2008 at an option price not less than fair market value on the date of grant and are exercisable not earlier than six months nor later than ten years from the date of grant. Options vest over two and three year periods. As of June 30, 2013, 1 person held outstanding options and was eligible to participate in the plan. Such options expire on various dates through April 8, 2014.

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

The following table summarizes information about stock options outstanding for the six months ending June 30, 2013:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at beginning of year	18,931	$2.00
Granted	0	$0.00
Forfeited	0	$0.00
Exercised	(2,000)	$1.58
Outstanding, June 30, 2013	16,931	$2.05	0.4	$0
Exercisable, June 30, 2013	16,931	$2.05	0.4	$0

Restricted Shares

All restricted shares granted are governed by the Company’s Stock Award Plan, which was approved by shareholders in 2000. As of June 30, 2013, 152,130 restricted shares are outstanding on a dividend adjusted basis. The employees will earn the restricted shares in exchange for services to be provided to the Company over a three-year or five-year vesting period. Total unrecognized compensation cost related to unvested stock awards is approximately $262,000 and is expected to be recognized over a weighted average period of 2 years.

The following table summarizes information regarding Restricted Share activity for the six months ending June 30, 2013:

	Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2012	171,246	$2.14
Granted	61,000	$2.00
Vested	(44,146)	$1.94
Forfeited	(35,970)	$2.08
Unvested, June 30, 2013	152,130	$2.16

6.     Our inventory detail as of June 30, 2013, June 30, 2012 and December 31, 2012 was as follows:

(in $000's)	June 30, 2013	June 30, 2012	December 31, 2012
	(unaudited)	(unaudited)
Inventory:
Raw materials	$3,180	$3,010	$2,662
In transit finished goods	628	791	950
Finished goods	6,631	3,547	7,205
Total	$10,439	$7,348	$10,817

7.     On March 8, 2013, the Company signed an amendment to extend the term of its credit agreement with Wells Fargo Bank one year to August 21, 2016. The total credit line of $12 million and the annual maintenance fees remained the same while the interest rate was lowered to LIBOR plus 275 basis points. The amendment decreased the year end minimum earnings covenant to $200,000 for 2013 and all future years. The amendment also includes provisions to allow permitted acquisitions and permitted redemptions of Company stock up to $1,250,000 as long as the Company has excess availability of $2,500,000 both before and after the completion of permitted acquisitions and permitted redemptions. As of June 30, 2013, the Company had total outstanding bank debt of $1.0 million at an average interest rate of 3.125%. The Company is in compliance with all of its covenants at June 30, 2013.

8.     An income tax valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The net change in the valuation allowance for the six months ended June 30, 2013 was a decrease of $269,000 to recognize the decrease in deferred tax assets during the first six months. The net deferred tax asset of $469,000 as of June 30, 2013 represents the Company’s belief that it is more likely than not that a profit will be generated over the next twelve to eighteen months which will allow the Company to use a portion of the current net operating loss carry forwards. As of December 31, 2012, the Company has net operating loss carry forwards for Federal income tax purposes of approximately $5,502,000, which are available to offset future Federal taxable income, if any, that begin to expire in 2021. The Company also has a net operating loss carry forward for Illinois state income tax purposes of approximately $5,608,000 as of December 31, 2012. The Company also has alternative minimum tax credit carry forwards of approximately $136,000, which are available to reduce future Federal regular income taxes, if any, over an indefinite period. No unrecognized tax benefits are set to expire in the next twelve months that may have an impact upon the Company’s effective tax rate. The Company files tax returns in the U.S. federal jurisdiction and various state jurisdictions. The tax years 2009, 2010, 2011 and 2012 remain open to examinations. Our policy is to recognize interest and penalties related to uncertain tax positions in income tax expense. During the six months ended June 30, 2013, the Company did not recognize expense for interest or penalties related to income tax, and do not have any amounts accrued at June 30, 2013, as the Company does not believe it has taken any uncertain income tax positions.

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

10.    The Company has evaluated subsequent events through the date the financial statements were issued for the six months ended June 30, 2013.

Item 2. Management's Discussion & Analysis of Financial Condition & Results of Operations

Three Months Ended June 30, 2013 & 2012

For the second quarter ended June 30, 2013, net sales increased $1.23 million or 10% to $14.07 million compared to $12.84 million in the second quarter 2012. Gaming sales increased $2.1 million or 18% to $13.5 million in the second quarter 2013 compared to $11.4 million in the second quarter 2012 representing 96% of total sales in the 2013 period compared to 89% in 2012. Amusement sales decreased $0.8 million or 59% to $0.6 million in the second quarter 2013 compared to $1.4 million in the second quarter 2012 representing 4% of total sales in the 2013 period compared to 11% in 2012. By product category, video gaming terminal (VGT) sales added $5.7 million in the second quarter 2013. Gaming and amusement display sales declined $4.6 million or 41 % in the second quarter 2013 compared to the same period in 2012. This was due to the total display unit volume decrease of 35 % to 20,500 units in 2013 compared to 32,200 units in 2012 plus an average selling price decrease of 7%. Gaming and amusement parts sales increased by $0.13 million or 9% in the second quarter 2013 compared to the same period in 2012.

Gross margin for the second quarter 2013 decreased $46,000 to $2.25 million or 16.0% of sales compared to $2.30 million or 17.9% in the second quarter 2012. The significant gaming and amusement video display unit volume decline resulted in less overhead absorption accounting for about a quarter of the decline in the consolidated gross margin. The gaming VGT gross margin percentages are lower than the gaming gross margin percentage averages which resulted in approximately three quarters of the decline in the consolidated gross margin. The parts gross margin percentage increased in the second quarter 2013 compared to the second quarter 2012 causing a slight increase in the consolidated gross margin.

Operating expenses decreased $166,000 to $2.21 million in the second quarter 2013 compared to $2.38 million in the second quarter 2012. Operating expenses increased $53,000 to support the VGT sales in the second quarter 2013, $77,000 to support additional engineering resources, and $46,000 for other gaming and amusement operating expense, primarily sales personnel expense and bad debt expense. These operating expense increases totaling $176,000 were more than offset due to no Oracle upgrade expenses this year compared to $341,000 expense in the same period last year resulting in the $166,000 second quarter net operating expense decline. Due to sales increasing and operating expense decreasing, operating expenses as a percent of sales decreased to 15.7% in the quarter from 18.5% of sales in the same quarter last year.

Operating earnings were $42,000 in the second quarter 2013 compared to $78,000 loss in the second quarter 2012 due to lower operating expenses for the second quarter this year compared to the second quarter last year partially offset by lower gross margin dollars.

Interest expense was $9,000 in the second quarter 2013 compared to $30,000 in the second quarter 2012 due to very low debt balances. Other expense was a zero in the second quarter 2013 and $1,000 income the second quarter 2012.

Income tax expense was $2,000 in the second quarter 2013 compared to $19,000 in the second quarter 2012. The Company has available a net operating loss carry forward of approximately $5.5 million as of December 31, 2012.

Net income was $31,000 in the second quarter 2013 compared to net loss of $(126,000) in the second quarter 2012. For the second quarter 2013 basic and diluted earnings per share was $0.00 compared to basic and diluted loss per share of $(0.01) in the second quarter 2012.

Six Months Ended June 30, 2013 & 2012

For the first half ended June 30, 2013, net sales increased $6.9 million or 27% to $32.1 million compared to $25.2 million in the first half 2012. Gaming sales increased $8.3 million or 37% to $30.9 million in the first half 2013 compared to $22.6 million in the first half 2012 representing 96% of total sales in the 2013 period compared to 90% in 2012. Amusement sales decreased $1.34 million or 48 % to $1.23 million in the first half 2013 compared to $2.57 million in the first half 2012 representing 4% of total sales in the 2013 period compared to 10% in 2012. By product category, video gaming terminal (VGT) sales added $11.6 million in the first half 2013. Gaming and amusement display sales declined $4.74 million or 21 % in the first half 2013 compared to the same period in 2012. This was due to display average selling price declining by 7 % and the total display unit volume declining by 14 % to 53,700 units in 2013 compared to 62,900 units in 2012. Gaming and amusement parts sales increased by $0.07 million or 2% in the first half 2013 compared to the same period in 2012.

Gross margin for the first half 2013 increased $0.7 million to $5.2 million or 16.2% of sales compared to $4.5 million or 17.8% in the first half 2012. Due to lower gaming and amusement video display unit volume and average selling price, the gaming display gross margin percentage declined due to lower overhead absorption causing about a small portion of the decline in consolidated gross margin. Although gaming VGT sales grew significantly (from zero to $11.6 million), the VGT gross margin percentages are noticeably lower than the gaming gross margin percentage averages causing more than 85 percent of the decline in the consolidated margin. The parts gross margin percentage increased in the first half 2013 compared to the first half 2012, but not enough to effect the consolidated gross margin percentage. However, the parts gross margin remains significantly higher than the corporate gross margin percentage average.

Operating expenses increased $256,000 to $4.6 million in the first half 2013 compared to $4.3 million in the first half 2012. Operating expenses increased $181,000 to support the VGT sales in the first half 2013, $246,000 to support additional engineering resources, and $170,000 for other gaming and amusement operating expense, primarily sales personnel expense and bad debt expense. These operating expense increases totaling $597,000 were significantly offset due to no Oracle upgrade expenses this year compared to $341,000 expense in the same period last year resulting in the $256,000 first half net operating expense increase. Due to sales increasing more than operating expense increases, operating expenses as a percent of sales decreased to 14.3% in the half from 17.2% of sales in the same half last year. The Company continues to place great emphasis on operating expense control.

Operating earnings were $628,000 in the first half 2013 compared to $156,000 in the first half 2012 due to noticeably higher sales and gross margin dollars with a slightly lower margin percentage, partially offset by the higher operating expenses noted above.

Interest expense was $45,000 in the first half 2013 compared to $60,000 in the first half 2012 due to very low debt balances. Other expense was a $1,000 expense in the first half 2013 and $1,000 credit in the first half 2012.

Income tax expense was $2,000 in the first half 2013 compared to $20,000 in the first half 2012. The Company has available a net operating loss carry forward of approximately $5.5 million as of December 31, 2012.

Net income was $580,000 in the first half 2013 compared to net income of $77,000 in the first half 2012. For the first half 2013 basic and diluted earnings per share was $0.05 compared to basic and diluted earnings per share of $0.01 in the first half 2012.

Outlook

Based on its best estimates and information available at this time, management believes full year 2013 net sales will increase in a range of 21 percent to 27 percent, or between $62 million and $65 million, compared to $51.1 million in full year 2012 with a meaningful percentage increase in net earnings versus 2012. In addition, the Company continues to work on several new products that we expect will contribute to improved sales and margins in future years. We will continue to aggressively control costs and inventory levels.

Liquidity & Capital Resources

Net income plus non cash adjustments for the second quarter 2013 was $17,000.

Accounts receivable decreased $1,426,000 in the second quarter to $7,891,000 on June 30, 2013, since second quarter 2013 sales were $4.0 million lower than the first quarter 2013 sales due to lower sales from two of our four largest video display customers. Accounts receivable days outstanding increased to 51 days on June 30, 2013 from 47 days on March 31, 2013. Inventory increased by $670,000 to $10,439,000 on June 30, 2013. Due to lower sales and higher inventory, days in inventory increased to 80 days at June 30, 2013 compared to 59 days on March 31, 2013. Prepaid expenses decreased by $531,000 during the second quarter 2013 due to slowing purchases of LCD panels. Accounts payable decreased $273,000 in the second quarter 2013 to $3,560,000. Accounts payable days outstanding increased to 63 days on June 30, 2013 from 55 days at March 31, 2013. Due to subcontractors increased more than due from subcontractors by $452,000 in the second quarter 2013 due to higher quarter end production. Accrued expenses decreased by $72,000 in the second quarter.

As a result, cash provided by operating activities during the second quarter ended June 30, 2013 was $507,000.

During the second quarter 2013, cash used by investing activities was $10,000 primarily for the purchase of IT software and equipment.

Long-term notes payable decreased $477,000 to $984,000 on June 30, 2013 from $1,461,000 on March 31, 2013. Proceeds from options exercised were zero during the second quarter 2013.

The net increase in cash was $20,000 from March 31, 2013 to June 30, 2013 leaving the Company’s cash balance at $61,000 at June 30, 2013.

Net income plus non cash adjustments for the first half 2013 was $599,000.

Accounts receivable decreased $773,000 in the first half 2013 to $7,891,000 on June 30, 2013 compared to $8,678,000 at December 31, 2012. Since sales in the second quarter 2013 and fourth quarter 2012 were approximately the same, the reduction was due to better collections. Accounts receivable days outstanding decreased to 51 days on June 30, 2013 from 55 days on December 31, 2012. Inventory decreased by $378,000 to $10,439,000 on June 30, 2013. As a result, days in inventory decreased to 80 days at June 30, 2013 compared to 84 days on December 31, 2012. Prepaid expenses decreased by $217,000 during the first half 2013 due to lower purchases of LCD panels. Accounts payable decreased $607,000 in the first half 2013 to $3,560,000 due to lower inventory purchases. Accounts payable days outstanding decreased to 63 days on June 30, 2013 from 75 days at December 31, 2012. Due to subcontractors increased more than due from subcontractors by $438,000 in the first half 2013 due to lower LCD panel inventory at subcontractors. Accrued expenses increased by $233,000 in the first half of 2013.

As a result, cash provided by operating activities during the first half ended June 30, 2013 was $2,031,000.

Capital additions for the first half 2013, primarily IT software and equipment, were $24,000 of cash used by investing activities.

Long-term liabilities decreased to $894,000 during the first half 2013 compared to $3.7 million at year end 2012, which was a $2.7 million use of cash. Cash provided by sales of stock issued under the employee stock option plan and stock grants was minimal in the first half 2013. These two items resulted in $2.7 million of net cash used by financing activities.

The net change in cash provided by operations and used in investing activities and financing activities was $707,000. Cash at the beginning of the year was $768,000 and at the end of the first quarter was $61,000.

The Company is subject to certain market risks, mainly interest rates. On August 21, 2006, the Company entered into its first credit facility with Wells Fargo Bank NA. On September 15, 2009, the Company amended the term of the credit agreement extending it to August 21, 2013. The amended credit agreement is a $12 million revolving credit facility. The credit facility has several financial covenants including a minimum book net worth, minimum net earnings, maximum capital expenditures and maximum compensation increases. The financial covenants included a provision that any future write off of goodwill will be an add back to the net worth and earnings covenants.

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

An adverse change in interest rates during the time that this debt is outstanding would cause an increase in the amount of interest paid. The Company may pay down the loans at any time; however, monthly interest charges are not less than $5,000 per month to termination. All bank debt is due and payable on August 21, 2016. As of June 30, 2013, the Company had total outstanding bank debt of $1.0 million at an average interest rate of 3.125%. In addition, the Company pays $18,000 credit insurance on selected foreign receivables.

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

Item 3. Quantitative & Qualitative Disclosures about Market Risk

There have been no material changes to the Company’s market risk during the three months and six months ended June 30, 2013. For additional information on market risk, refer to the “Quantitative and Qualitative Disclosures about Market Risk” section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

The Company is subject to certain market risks, mainly interest rate risk. In August 2006, the Company entered into its first credit facility with Wells Fargo Bank. In September 2010, the Company entered into a three-year extension of the credit facility. On March 4, 2011, March 5, 2012, and March 8, 2013, respectively, the Company entered into another additional one year extension of the credit facility and each time made certain other modifications to covenants primarily related to delays in the start up of the Illinois VGT business. The credit agreement currently expires in August, 2016.

As of June 30, 2013, the Company had total outstanding bank debt of $1.0 million at an average interest rate of 3.125%. The loan is at three month Libor plus 2.75% with a minimum interest charge of $5,000 per month. All of the Company’s debt is subject to variable interest rates at this time. An adverse change in interest rates during the time that this debt is outstanding would cause an increase in the amount of interest paid. If the debt would exceed approximately $1.9 million, then a 100 basis point increase in interest rates would result in additional interest expense recognized in the financial statements. The Company may make payments towards the loans at any time without penalty.

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

Item 4. Controls & Procedures

The Company has established a Disclosure Committee, which is made up of the Company’s Chief Executive Officer, Chief Financial Officer and other members of management. The Disclosure Committee conducts an evaluation of the effectiveness of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) as of the end of the period covered by this report. While the Company has limited resources and cost constraints due to its size, based on the evaluation required by Rule 13a-15(b), the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this quarterly report has been made known to them. As of June 30, 2013, there have been no known significant changes in internal controls or in other factors that could significantly affect these controls.

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

Item 5. Other Information

NONE

Item 6. Exhibits

(a).	Exhibits:

	Exhibit 31.1	-	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	Exhibit 31.2	-	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	Exhibit 32.1	-	Statement of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

	Exhibit 10.13	-	Agreement dated June 27, 2013 including Contract Considerations between the Company and Local 1031, I.B.E.W., AFL-CIO, extending the collective bargaining agreement to June 30, 2016

	Exhibit 101.INS	-	XBRL Instance Document

	Exhibit 101.SCH	-	XBRL Taxonomy Extension Schema

	Exhibit 101.CAL	-	XBRL Taxonomy Extension Calculation Linkbase

	Exhibit 101.DEF	-	XBRL Taxonomy Extension Definition Linkbase

	Exhibit 101.LAB	-	XBRL Taxonomy Extension Label Linkbase

	Exhibit 101.PRE		XBRL Taxonomy Extension Presentation Linkbase

(b).	Press Releases:

The following press releases have been issued by the Company during the Company’s six months 2013, which are available on the Company’s website (www.wellsgardner.com) under its Investor Information section:

DATE	TITLE

02/14/13	WELLS-GARDNER REPORTS FOURTH QUARTER AND FULL YEAR 2012 RESULTS

02/28/13	WELLS-GARDNER HAS RECEIVED PURCHASE ORDERS FOR OVER $30 MILLION OF VGTs

04/11/13	WELLS-GARDNER ELECTRONICS CORPORATION RETAINS LYTHAM PARTNERS FOR INVESTOR RELATIONS

04/15/13	WELLS-GARDNER HAS RECEIVED PURCHASE ORDERS FOR OVER $35 MILLION OF VGTs

05/08/13	WELLS-GARDNER REPORTS FINANCIAL RESULTS FOR THE FIRST QUARTER 2013

06/19/13	WELLS-GARDNER ANNOUNCES CHANGES IN ENGINEERING DEPARTMENT

06/20/13	WELLS-GARDNER HAS RECEIVED TOTAL AGGREGATE PURCHASE ORDERS OF APPROXIMATELY 440 MILLION OF VGTs

08/07/13	WELLS-GARDNER REPORTS FINANCIAL RESULTS FOR SECOND QUARTER OF 2013

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WELLS-GARDNER ELECTRONICS CORPORATION

Date:	August 13, 2013	By:
James F. Brace
Executive Vice President,
Chief Financial Officer,
Treasurer & Corporate Secretary