Form 10-Q
period 2013-09-30
WELLS GARDNER ELECTRONICS CORP
filed 2013-11-13
CIK 105608

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2013
or
[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____________ to ____________

Commission File Number 1-8250

WELLS-GARDNER ELECTRONICS CORPORATION

(Exact name of registrant as specified in its charter)

Illinois	36-1944630
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

9500 West 55th Street, Suite A, McCook, Illinois	60525-3605
(Address of principal executive offices)	(Zip Code)

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

As of November 9, 2013 approximately 11,706,000 shares of the Common Stock, $1.00 par value of the registrant were outstanding.

WELLS-GARDNER ELECTRONICS CORPORATION

FORM 10-Q TABLE OF CONTENTS

For The Three Months and Nine Months Ended September 30, 2013

PART I – FINANCIAL INFORMATION

Item 1.

Financial Statements:

Condensed Consolidated Statements of Earnings (unaudited)
-	Three Months and Nine Months Ended September 30, 2013 & 2012

Condensed Consolidated Balance Sheets
-	September 30, 2013 & 2012 (unaudited) & December 31, 2012

Condensed Consolidated Statements of Cash Flows (unaudited)
-	Three Months and Nine Months Ended September 30, 2013 & 2012

Notes to the Unaudited Condensed Consolidated Financial Statements

Item 2.

Management's Discussion & Analysis of Financial Condition & Results of Operations

Item 3.

Quantitative & Qualitative Disclosures about Market Risk

Item 4.

Controls & Procedures

PART II - OTHER INFORMATION

Item 1.

Legal Proceedings

Item 1A.

Risk Factors

Item 5.

Other Information

Item 6.

Exhibits

SIGNATURES

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

WELLS-GARDNER ELECTRONICS CORPORATION

Condensed Consolidated Statements of Earnings (unaudited)

Three Months and Nine Months Ended September 30, 2013 and 2012

	Three Months Ended Sept 30		Nine Months Ended Sept 30
	2013	2012	2013	2012
Net sales	$12,246,000	$11,727,000	$44,353,000	$36,913,000
Cost of sales	10,310,000	9,678,000	37,201,000	30,377,000
Gross margin	1,936,000	2,049,000	7,152,000	6,536,000
Engineering, selling & administrative expenses	1,967,000	2,258,000	6,555,000	6,589,000
Operating (Loss) Earnings	(31,000)	(209,000)	597,000	(53,000)
Interest expense	15,000	26,000	60,000	86,000
Other income, net	(6,000)	0	(6,000)	(1,000)
Income tax expense	0	0	2,000	21,000
Net (Loss) Earnings	$(40,000)	$(235,000)	$541,000	$(159,000)

Earnings per share:
Basic (loss)earnings per share	$(0.00)	$(0.02)	$0.05	$(0.01)
Diluted (loss) earnings per share	$(0.00)	$(0.02)	$0.05	$(0.01)

Basic average common shares outstanding	11,703,139	11,664,224	11,707,321	11,651,099
Diluted average common shares outstanding	11,703,229	11,667,535	11,708,663	11,654,647

See accompanying notes to the unaudited condensed consolidated financial statements

WELLS-GARDNER ELECTRONICS CORPORATION

Condensed Consolidated Balance Sheets

	Sept 30, 2013 (unaudited)	Sept 30, 2012 (unaudited)	December 31, 2012
Assets:
Current assets:
Cash	$237,000	$225,000	$768,000
Accounts receivable, net	8,305,000	6,582,000	8,678,000
Accounts receivable, subcontractor	3,431,000	3,841,000	5,093,000
Inventory	11,833,000	9,334,000	10,817,000
Other current assets	903,000	574,000	855,000
Total current assets	$24,709,000	$20,556,000	$26,211,000

Property, plant & equipment, net	181,000	254,000	257,000

Other assets:
Deferred tax asset, net	469,000	471,000	469,000
Other long term asset	186,000	17,000	49,000
Goodwill	1,329,000	1,329,000	1,329,000
Total other assets	1,984,000	1,817,000	1,847,000
Total assets	$26,874,000	$22,627,000	$28,315,000

Liabilities:
Current liabilities:
Accounts payable	$6,173,000	$1,872,000	$4,167,000
Accounts payable, subcontractor	2,980,000	1,781,000	3,581,000
Accrued expenses	1,212,000	1,286,000	1,040,000
Total current liabilities	$10,365,000	$4,939,000	$8,788,000

Long-term liabilities:
Note payable	72,000	2,206,000	3,701,000
Total liabilities	$10,437,000	$7,145,000	$12,489,000

Shareholders' Equity:
Common stock: authorized 25,000,000 shares $1.00 par value; shares issued and outstanding: 11,706,286 shares as of September 30, 2013 11,666,898 shares as of September 30, 2012 11,666,898 shares as of December 31, 2012	$11,706,000	$11,667,000	$11,667,000
Additional paid-in capital	5,162,000	5,131,000	5,131,000
Accumulated deficit	(183,000)	(1,047,000)	(725,000)
Unearned compensation	(248,000)	(269,000)	(247,000)
Total shareholders' equity	16,437,000	15,482,000	15,826,000
Total liabilities & shareholders' equity	$26,874,000	$22,627,000	$28,315,000

See accompanying notes to the unaudited condensed consolidated financial statements

WELLS-GARDNER ELECTRONICS CORPORATION

Condensed Consolidated Statements of Cash Flows (unaudited)

Three Months and Nine Months Ended September 30, 2013 and 2012

	Three Months Ended		Nine Months Ended
	Sept 30,	Sept 30,	Sept 30	Sept 30
	2013	2012	2013	2012
Cash flows from operating activities:
Net (loss) earnings	$(40,000)	$(235,000)	$541,000	$(159,000)
Adjustments to reconcile net (loss) earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	29,000	40,000	104,000	119,000
Bad debt recovery	2,000	13,000	1,000	(43,000)
Amortization of unearned compensation	8,000	21,000	52,000	61,000
Issuance of long term asset	(22,000)	(17,000)	(122,000)	(17,000)
Changes in current assets & liabilities
Accounts receivable	(416,000)	1,486,000	357,000	(176,000)
Inventory	(1,394,000)	(1,987,000)	(1,016,000)	(225,000)
Prepaid expenses & other	(265,000)	433,000	(48,000)	(64,000)
Accounts payable	2,613,000	857,000	2,006,000	1,087,000
Due to/from subcontractor	623,000	(448,000)	1,061,000	(1,615,000)
Accrued expenses	(61,000)	175,000	172,000	(14,000)
Net cash provided by (used in) operating activities	$1,077,000	$338,000	$3,108,000	$(1,046,000)

Cash used in investing activities:
Additions to plant & equipment, net	(4,000)	(23,000)	(28,000)	(116,000)
Net cash used in investing activities	$(4,000)	$(23,000)	$(28,000)	$(116,000)

Cash (used in) provided by financing activities:
(Repayments) borrowings - note payable	(912,000)	(130,000)	(3,629,000)	1,148,000
Proceeds from shares issued, options exercised and purchase plan	15,000	0	18,000	18,000
Net cash (used in) provided by financing activities	$(897,000)	$(130,000)	$(3,611,000)	$1,166,000

Net increase (decrease) in cash	176,000	185,000	(531,000)	4,000
Cash at beginning of period	61,000	40,000	768,000	221,000
Cash at end of period	$237,000	$225,000	$237,000	$225,000

Supplemental cash flow disclosure:
Interest paid	15,000	26,000	60,000	86,000
Taxes paid	0	0	2,000	21,000

See accompanying notes to the unaudited condensed consolidated financial statements

WELLS-GARDNER ELECTRONICS CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements

1.       In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, which are necessary for a fair presentation of the financial position and results of operations for the periods presented. These condensed financial statements were prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all information or footnotes necessary for a complete presentation in conformity with accounting principles generally accepted in the United States. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes included in the Company's 2012 Annual Report to Shareholders. The results of operations for the three months and nine months ended September 30, 2013 are not necessarily indicative of the operating results for the full year.

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

5.       The Company maintains an Incentive Stock Option Plan and a Stock Award Plan under which officers and key employees may acquire up to a maximum of 2,052,408 common shares.

Stock Options

The Company’s Stock Option Plan ended on December 31, 2008. Options could be granted through December 31, 2008 at an option price not less than fair market value on the date of grant and are exercisable not earlier than six months nor later than ten years from the date of grant. Options vest over two and three year periods. As of September 30, 2013, 1 person held outstanding options and was eligible to participate in the plan. Such options expire on various dates through April 8, 2014.

Under the stock option plan, the exercise price of each option equals the market price of the Company’s stock on the date of grant. For purposes of calculating the compensation cost, the fair value of each grant was estimated on the date of grant using the Black-Scholes option-pricing model. The Company has not issued any Incentive Stock Options since 2004, except for adjustments to previous grants for the 5% stock dividend declared in subsequent years. It is the Company’s policy to issue new stock certificates to satisfy stock option exercises.

The following table summarizes information about stock options outstanding for the nine months ending September 30, 2013:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at beginning of year	18,931	$2.00
Granted	0	$0.00
Forfeited	0	$0.00
Exercised	(11,358)	$1.58
Outstanding, Sept 30, 2013	7,573	$2.62	0.5	$0
Exercisable, Sept 30, 2013	7,573	$2.62	0.5	$0

Restricted Shares

All restricted shares granted are governed by the Company’s Stock Award Plan, which was approved by shareholders in 2000. As of September 30, 2013, 153,130 restricted shares are outstanding on a dividend adjusted basis. The employees will earn the restricted shares in exchange for services to be provided to the Company over a three-year or five-year vesting period. Total unrecognized compensation cost related to unvested stock awards is approximately $248,000 and is expected to be recognized over a weighted average period of 2 years.

The following table summarizes information regarding Restricted Share activity for the nine months ending September 30, 2013:

	Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2012	171,246	$2.14
Granted	64,000	$1.99
Vested	(46,146)	$1.94
Forfeited	(35,970)	$2.08
Unvested, September 30, 2013	153,130	$2.16

6.       Our inventory detail as of September 30, 2013, September 30, 2012 and December 31, 2012 was as follows:

(in $000's)	Sept 30, 2013 (unaudited)	Sept 30, 2012 (unaudited)	December 31, 2012
Inventory:
Raw materials	$2,690	$2,834	$2,662
In transit finished goods	1,570	1,034	950
Finished goods	7,573	5,466	7,205
Total	$11,833	$9,334	$10,817

7.       On March 8, 2013, the Company signed an amendment to extend the term of its credit agreement with Wells Fargo Bank one year to August 21, 2016. The total credit line of $12 million and the annual maintenance fees remained the same while the interest rate was lowered to LIBOR plus 275 basis points. The amendment decreased the year end minimum earnings covenant to $200,000 for 2013 and all future years. The amendment also includes provisions to allow permitted acquisitions and permitted redemptions of Company stock up to $1,250,000 as long as the Company has excess availability of $2,500,000 both before and after the completion of permitted acquisitions and permitted redemptions. As of September 30, 2013, the Company had total outstanding bank debt of $0.1 million at an average interest rate of 3.125%. The Company is in compliance with all of its covenants at September 30, 2013.

8.       An income tax valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The net change in the valuation allowance for the nine months ended September 30, 2013 was a decrease of $93,000 to recognize the decrease in deferred tax assets during the first nine months. The net deferred tax asset of $469,000 as of September 30, 2013 represents the Company’s belief that it is more likely than not that a profit will be generated over the next twelve to eighteen months which will allow the Company to use a portion of the current net operating loss carry forwards. As of December 31, 2012, the Company has net operating loss carry forwards for Federal income tax purposes of approximately $5,901,000, which are available to offset future Federal taxable income, if any, that begin to expire in 2021. The Company also has a net operating loss carry forward for Illinois state income tax purposes of approximately $5,923,000 as of December 31, 2012. The Company also has alternative minimum tax credit carry forwards of approximately $136,000, which are available to reduce future Federal regular income taxes, if any, over an indefinite period. No unrecognized tax benefits are set to expire in the next twelve months that may have an impact upon the Company’s effective tax rate. The Company files tax returns in the U.S. federal jurisdiction and various state jurisdictions. The tax years 2010, 2011 and 2012 remain open to examinations. Our policy is to recognize interest and penalties related to uncertain tax positions in income tax expense. During the nine months ended September 30, 2013, the Company did not recognize expense for interest or penalties related to income tax, and do not have any amounts accrued at September 30, 2013, as the Company does not believe it has taken any uncertain income tax positions.

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

10.     The Company has evaluated subsequent events through the date the financial statements were issued for the nine months ended September 30, 2013.

Item 2. Management's Discussion & Analysis of Financial Condition & Results of Operations

Three Months Ended September 30, 2013 & 2012

For the third quarter ended September 30, 2013, net sales increased $0.5 million or 4% to $12.24 million compared to $11.73 million in the third quarter 2012. Gaming sales increased $0.7 million or 6% to $11.5 million in the third quarter 2013 compared to $10.8 million in the third quarter 2012 representing 94% of total sales in the 2013 period compared to 92% in 2012. Amusement sales decreased $0.16 million or 18% to $0.77 million in the third quarter 2013 compared to $0.93 million in the third quarter 2012 representing 6% of total sales in the 2013 period compared to 8% in 2012. By product category, video gaming terminal (VGT) sales increased $1.5 million or 69% to $3.7 million in the third quarter 2013 compared to $2.2 million in the third quarter 2012. Gaming and amusement display sales declined $0.9 million or 12 % in the third quarter 2013 compared to the same period in 2012. This was due to the total display unit volume decrease of 7% to 21,700 units in 2013 compared to 23,300 units in 2012 plus an average selling price decrease of 5%. Gaming and amusement parts sales decreased by $0.1 million or 5% in the third quarter 2013 compared to the same period in 2012.

Gross margin for the third quarter 2013 decreased $113,000 to $1.94 million or 15.8% of sales compared to $2.05 million or 17.5% in the third quarter 2012. The significant gaming and amusement video display unit volume decline resulted in less overhead absorption accounting for about two thirds of the decline in the consolidated gross margin. The gaming VGT gross margin percentages are lower than the gaming gross margin percentage averages which resulted in approximately one third of the decline in the consolidated gross margin. The parts gross margin percentage increased in the third quarter 2013 compared to the third quarter 2012 causing a small increase in the consolidated gross margin.

Operating expenses decreased $291,000 to $1.97 million in the third quarter 2013 compared to $2.26 million in the third quarter 2012. Operating expenses decreased $68,000 to support the VGT sales in the third quarter 2013, $95,000 to support additional engineering resources, and $22,000 for other gaming and amusement operating expenses. These operating expense decreases totaling $185,000 were further offset due to no Oracle upgrade expenses this year compared to $106,000 expense in the same period last year resulting in the $291,000 third quarter net operating expense decline. Due to sales increasing and operating expense decreasing, operating expenses as a percent of sales decreased to 16.1% in the quarter from 19.3% of sales in the same quarter last year.

Operating losses were $(31,000) in the third quarter 2013 compared to $(209,000) in the third quarter 2012 or a $178,000 operating earnings improvement due to lower operating expenses for the third quarter this year compared to the third quarter last year partially offset by lower gross margin dollars.

Interest expense was $15,000 in the third quarter 2013 compared to $26,000 in the third quarter 2012 due to very low debt balances. Other income was $6,000 in the third quarter 2013 and zero in the third quarter 2012.

Income tax expense was zero in the third quarter 2013 compared to zero in the third quarter 2012. The Company has available a net operating loss carry forward of approximately $5.9 million as of December 31, 2012.

There was a net loss of $(40,000) in the third quarter 2013 compared to a net loss of $(235,000) in the third quarter 2012. For the third quarter 2013 basic and diluted earnings per share was $0.00 compared to basic and diluted loss per share of $(0.02) in the third quarter 2012.

Nine Months Ended September 30, 2013 & 2012

For the nine months ended September 30, 2013, net sales increased $7.4 million or 20% to $44.35 million compared to $36.91 million in the nine months 2012. Gaming sales increased $8.9 million or 27% to $42.35 million in the nine months 2013 compared to $33.41 million in the nine months 2012 representing 95% of total sales in the 2013 period compared to 91% in 2012. Amusement sales decreased $1.5 million or 43 % to $2.0 million in the nine months 2013 compared to $3.5 million in the nine months 2012 representing 5% of total sales in the 2013 period compared to 9% in 2012. By product category, video gaming terminal (VGT) sales increased $13.1 million to $15.3 million in the nine months 2013 compared to $2.2 million in the nine months 2012. Gaming and amusement display sales declined $5.7 million or 19% in the nine months 2013 compared to the same period in 2012. This was due to display average selling price declining by 7% and the total display unit volume declining by 12% to 75,400 units in 2013 compared to 86,200 units in 2012. Gaming and amusement parts sales increased by $0.01 million in the nine months 2013 compared to the same period in 2012.

Gross margin for the nine months 2013 increased $0.6 million to $7.15 million or 16.1% of sales compared to $6.54 million or 17.7% in the nine months 2012. Gross margin increased due to significantly higher sales from the VGT product line, but was partially offset by the significant gaming and amusement video display unit volume and average selling price decline. Less overhead absorption by the gaming and amusement video display product line accounted for about one half of the percentage decline in the consolidated gross margin. The gaming VGT gross margin percentages are lower than the gaming gross margin percentage averages accounted for the other half of the percentage decline in the consolidated gross margin. The parts gross margin percentage increased in the nine months 2013 compared to the nine months 2012 causing a small increase in the consolidated gross margin.

Operating expenses decreased $34,000 to $6.56 million in the nine months 2013 compared to $6.59 million in the nine months 2012. Operating expenses increased $113,000 to support the VGT sales in the nine months 2013, $152,000 to support additional engineering resources, and $148,000 for other gaming and amusement operating expense, primarily sales personnel expense and bad debt expense. These operating expense increases totaling $413,000 were significantly offset due to no Oracle upgrade expenses this year compared to $447,000 expense in the same period last year resulting in the $34,000 nine months net operating expense decrease. Due to sales increasing more than operating expense increases, operating expenses as a percent of sales decreased to 14.8% in the nine months 2013 from 17.9% of sales in the same nine months last year. The Company continues to place great emphasis on operating expense control.

Operating earnings were $597,000 in the nine months 2013 compared to a loss of $(53,000) in the nine months 2012 due to noticeably higher sales and gross margin dollars with a slightly lower margin percentage and flat operating expenses.

Interest expense was $60,000 in the nine months 2013 compared to $86,000 in the nine months 2012 due to very low debt balances. Other income was $6,000 in the nine months 2013 and $1,000 in the nine months 2012.

Income tax expense was $2,000 in the nine months 2013 compared to $21,000 in the nine months 2012. The Company has available a net operating loss carry forward of approximately $5.9 million as of December 31, 2012.

Net income was $541,000 in the nine months 2013 compared to net loss of $(159,000) in the nine months 2012. For the nine months 2013 basic and diluted earnings per share was $0.05 compared to basic and diluted loss per share of $(0.01) in the nine months 2012.

 Outlook

Based on its best estimates and information available at this time, management believes full year 2013 net sales will increase in a range of 11 percent to 14 percent, or between $56.5 million and $58 million, compared to $51.1 million in full year 2012 with a meaningful percentage increase in net earnings versus 2012. In addition, the Company continues to work on several new products that we expect will contribute to improved sales and margins in future years. We will continue to aggressively control costs and inventory levels.

 Liquidity & Capital Resources

Net income plus non cash adjustments for the third quarter 2013 was a $(23,000) loss.

Notwithstanding a sizeable sales decrease from the second quarter to the third quarter, accounts receivable increased $416,000 to $8,305,000 in the third quarter due to one large video display customer slowing payment late in the quarter. Accounts receivable days outstanding increased to 62 days on September 30, 2013 from 51 days on June 30, 2013. Inventory increased by $1.4 million to $11,833,000 on September 30, 2013 due to slower VGT sales in the third quarter. Due to lower sales and higher inventory, days in inventory increased to 104 days at September 30, 2013 compared to 80 days on June 30, 2013. Prepaid expenses decreased by $265,000 during the third quarter 2013 due to lower LCD panel purchases. Accounts payable increased $2.6 million in the third quarter 2013 to $6,173,000 due to the VGT inventory build. Accounts payable days outstanding increased to 125 days on September 30, 2013 from 63 days at June 30, 2013. Due to subcontractors increased more than due from subcontractors by $623,000 in the third quarter 2013 due to higher production late in the quarter. Accrued expenses decreased by $61,000 in the third quarter.

As a result, cash provided by operating activities during the third quarter ended September 30, 2013 was $1,077,000.

During the third quarter 2013, cash used by investing activities was $4,000 for the purchase of IT software and equipment.

Long-term notes payable decreased $912,000 to $72,000 on September 30, 2013 from $984,000 on June 30, 2013. Proceeds from options exercised were $15,000 during the third quarter 2013.

The net increase in cash was $176,000 from June 30, 2013 to September 30, 2013 leaving the Company’s cash balance at $237,000 at September 30, 2013.

Net income plus non cash adjustments for the nine months 2013 was $576,000.

Accounts receivable decreased $357,000 in the nine months 2013 to $8,305,000 on September 30, 2013 compared to $8,678,000 at December 31, 2012. Accounts receivable should have declined more due to a sizeable decrease in sales in the third quarter 2013 compared to the fourth quarter last year, but did not due to one large video display customer slowing payment late in the third quarter. Accounts receivable days outstanding increased to 62 days on September 30, 2013 from 55 days on December 31, 2012. Inventory increased by $1.0 million to $11,833,000 on September 30, 2013 due to slowing VGT sales. As a result, days in inventory increased to 104 days at September 30, 2013 compared to 84 days on December 31, 2012. Prepaid expenses decreased by $48,000 during the nine months 2013. Accounts payable increased $2.0 million in the nine months 2013 to $6,173,000 due to the VGT inventory build. Accounts payable days outstanding increased to 125 days on September 30, 2013 from 75 days at December 31, 2012. Due to subcontractors increased more than due from subcontractors by $1,061,000 in the nine months 2013 due to lower LCD panel inventory at subcontractors. Accrued expenses increased by $172,000 in the nine months of 2013 due to freight.

As a result, cash provided by operating activities during the nine months ended September 30, 2013 was $3,108,000.

Capital additions for the nine months 2013, primarily IT software and equipment, were $28,000 of cash used by investing activities.

Long-term liabilities decreased to $72,000 during the nine months 2013 compared to $3.7 million at year end 2012, which was a $3,629,000 use of cash. Cash provided by sales of stock issued under the employee stock option plan and stock grants was $18,000 in the nine months 2013. These two items resulted in $3.6 million of net cash used by financing activities.

The net change in cash provided by operations and used in investing activities and financing activities for the nine months 2013 was a $531,000 reduction in cash. Cash at the beginning of the year was $768,000 and at the end of the third quarter 2013 was $237,000.

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

An adverse change in interest rates during the time that this debt is outstanding would cause an increase in the amount of interest paid. The Company may pay down the loans at any time; however, monthly interest charges are not less than $5,000 per month to termination. All bank debt is due and payable on August 21, 2016. As of September 30, 2013, the Company had total outstanding bank debt of $72,000 at an average interest rate of 3.125%. In addition, the Company pays $19,000 credit insurance on selected foreign receivables.

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

Item 3. Quantitative & Qualitative Disclosures about Market Risk

There have been no material changes to the Company’s market risk during the three months and nine months ended September 30, 2013. For additional information on market risk, refer to the “Quantitative and Qualitative Disclosures about Market Risk” section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

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

As of September 30, 2013, the Company had total outstanding bank debt of $72,000 at an average interest rate of 3.125%. The loan is at three month Libor plus 2.75% with a minimum interest charge of $5,000 per month. All of the Company’s debt is subject to variable interest rates at this time. An adverse change in interest rates during the time that this debt is outstanding would cause an increase in the amount of interest paid. If the debt would exceed approximately $1.9 million, then a 100 basis point increase in interest rates would result in additional interest expense recognized in the financial statements. The Company may make payments towards the loans at any time without penalty.

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

Item 4. Controls & Procedures

The Company has established a Disclosure Committee, which is made up of the Company’s Chief Executive Officer, Chief Financial Officer and other members of management. The Disclosure Committee conducts an evaluation of the effectiveness of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) as of the end of the period covered by this report. While the Company has limited resources and cost constraints due to its size, based on the evaluation required by Rule 13a-15(b), the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this quarterly report has been made known to them. As of September 30, 2013, there have been no known significant changes in internal controls or in other factors that could significantly affect these controls.

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

The following press releases have been issued by the Company during the Company’s Nine months 2013, which are available on the Company’s website (www.wellsgardner.com) under its Investor Information section:

DATE	TITLE

02/14/13	WELLS-GARDNER REPORTS FOURTH QUARTER AND FULL YEAR 2012 RESULTS

02/28/13	WELLS-GARDNER HAS RECEIVED PURCHASE ORDERS FOR OVER $30 MILLION OF VGTs

04/11/13	WELLS-GARDNER ELECTRONICS CORPORATION RETAINS LYTHAM PARTNERS FOR INVESTOR RELATIONS

04/15/13	WELLS-GARDNER HAS RECEIVED PURCHASE ORDERS FOR OVER $35 MILLION OF VGTs

05/08/13	WELLS-GARDNER REPORTS FINANCIAL RESULTS FOR THE FIRST QUARTER 2013

06/19/13	WELLS-GARDNER ANNOUNCES CHANGES IN ENGINEERING DEPARTMENT

06/20/13	WELLS-GARDNER HAS RECEIVED TOTAL AGGREGATE PURCHASE ORDERS OF APPROXIMATELY 440 MILLION OF VGTs

08/07/13	WELLS-GARDNER REPORTS FINANCIAL RESULTS FOR SECOND QUARTER OF 2013

10/09/13	WELLS-GARDNER ELECTRONICS CORPORATION INTRODUCES NEW PRODUCTS AT 2013 GLOBAL GAMING EXPO

11/07/13	WELLS-GARDNER REPORTS FINANCIAL RESULTS FOR THIRD QUARTER OF 2013

11/12/13	WELLS-GARDNER ANNOUNCES DISTRIBUTION AGREEMENT BETWEEN FUTURELOGIC AND AMERICAN GAMING & ELECTRONICS

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WELLS-GARDNER ELECTRONICS CORPORATION

Date:	November 13, 2013	By:
James F. Brace
Executive Vice President,
Chief Financial Officer,
Treasurer & Corporate Secretary