Form 10-K
period 2013-12-31
WELLS GARDNER ELECTRONICS CORP
filed 2014-03-13
CIK 105608

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

 Commission File Number 1-8250

 WELLS-GARDNER ELECTRONICS CORPORATION

(Exact name of registrant as specified in its charter)

ILLINOIS (State or other jurisdiction of incorporation or organization)	36-1944630 (IRS Employer Identification Number)

9500 West 55th Street, Suite A

McCook, Illinois 60525-3605

(Address of principal executive offices)

Registrant’s telephone number, including area code: 708/290-2100

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $1.00 par value	NYSE MKT
Title of each class	Name of each exchange on which registered

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐    No ☒

Indicate by check mark whether the registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller Reporting Company ☒
(Do not check if a Smaller Reporting Company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the registrant’s voting stock held by non-affiliates of the registrant (assuming for the purposes hereof, that directors, executive officers and 10% or greater stockholders of the registrant are affiliates of the registrant), based upon the closing sale price of the registrant’s Common Stock on March 3, 2014 was approximately $22,012,000.

The number of shares of the registrant’s Common Stock outstanding as of March 3, 2014, was approximately 11,771,000.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Annual Report to Shareholders for the year ended December 31, 2013 are incorporated into Part II of this Report on Form 10-K and filed as Exhibit 13.0 hereto. Portions of the Registrant’s definitive Proxy Statement relating to the Registrant’s 2014 Annual Meeting of Stockholders to be filed hereafter are incorporated into Part III of this Report on Form 10-K.

As used in this Annual Report on Form 10-K, the terms “we,” “us,” “our” and “the Company” mean Wells-Gardner Electronics Corporation, an Illinois corporation, and its subsidiaries, unless the context indicates a different meaning, and the term “common stock” means our common stock, $1.00 par value per share.

PART I

Item 1. BUSINESS

OVERVIEW

Founded in 1925, Wells-Gardner Electronics Corporation®, an Illinois corporation (wellsgardner.com), is a global distributor and manufacturer of liquid crystal display (LCD) video monitors (“displays”) and other related parts for a variety of markets including, but not limited to gaming machine manufacturers, coin-operated video game manufacturers and other display integrators. The Company has a subcontractor relationship with two different Taiwanese electronics manufacturing service companies to produce LCD video displays in China. In addition, the Company owns American Gaming & Electronics, Inc. (“AG&E”), a leading parts distributor and service center to the casino gaming markets. AG&E has offices in Las Vegas, Nevada; Hammonton, New Jersey; Hialeah, Florida and McCook, Illinois. As part of AG&E, the Company distributes Spielo Video Gaming Terminals in Illinois as well as LCD replacement kits and parts to casinos throughout the Americas. Through its wholly owned subsidiary AG&E and the subcontract production relationships, the Company has transitioned from a coin-operated amusement supplier to a key supplier to the gaming industry. Wells-Gardner’s common stock is publicly traded on the NYSE MKT exchange under the symbol WGA.

PRODUCTS

The Company’s primary business is the design, manufacture, assembly, marketing, distribution and service of electronic components which consist of LCD displays, gaming supplies and components, the integration of touch sensors to displays and the distribution of VGTs in Illinois. These video products, gaming parts and services, and VGTs accounted for 100 percent of revenue in 2013, 2012, and 2011.

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

The Company sells into the following markets:

Market	2013	2012	2011
Monitors	52%	75%	87%
VGTs and Parts	48%	25%	13%
Totals	100%	100%	100%

MANUFACTURING AND ASSEMBLY

The Company’s production activities consist primarily of electronic video board and mechanical designs by its US engineers, and assembling finished units (and to a limited extent subassemblies), aligning, testing and integrating touch sensors through its subcontracted operations in China and at its McCook, Illinois facility. In 2013, the Company had two sources performing final assembly of open frame video displays and supplying the Company with all of the LCD chassis subassemblies based on custom designs and setup specifications developed by the Company. These two sources are HTP Technologies Inc and the Axiomtek Display Solutions, a Division of Axiomtek Co., Ltd. Both HTP Technologies and Axiomtek Display Solutions have separate facilities in Qingxi, Guangdong Province, China. Both HTP and Axiomtek are headquartered in Taiwan. The Company has subcontract supply agreements with both companies and produces its major product lines with both Companies, so there is no reliance on a single source. Furthermore, both agreements are terminable at will, with appropriate notice. Both subcontract supply agreements require the company to purchase and supply the LCD panels and touch sensors and controllers to the subcontractor, are priced on a cost plus basis, and restrict HTP and Axiomtek from manufacturing and selling open frame displays to gaming and amusement companies headquartered in North America, South America, Europe and Australia and parts of the rest of the world other than the Company.

The Company relies on outside sources for the majority of its required components. A limited number of sources are available for some electronic components and other raw materials. The Company has three major sources of LCD panels, three major sources of its touch sensors and controllers, and one major source of electronic control boards. The three major sources of LCD panels are AU Optronics of Taiwan and Samsung Display and LG Display of Korea. The three major sources of touch sensors and controllers are 3M Touch Systems of the USA, TPK Holdings Co., Ltd. of Taiwan, and Digitech of South Korea. The major source of electronic control boards is USI, Inc of Taiwan, which builds the boards to the Company’s specifications. As the Company believes is characteristic of other manufacturers in its industry, it has been confronted with long lead times and cost pressures. Due to some of these extended lead times, the Company carries additional inventory of certain critical supply components.

MARKETING AND SALES

The Company sells products throughout the world. The Company uses a sales representative, JBJ Inc., under a Letter Agreement for a limited portion of the Company’s domestic product sales. The Company uses another sales representative, The Bright Group, under a Sales Representative Agreement for all its sales in Australia plus a portion of the Company’s domestic sales. The Company maintains its own internal sales staff for a majority of its sales for products not covered under these agreements and for repair and service of its products.

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

The Company has several major competitors based in Asia (Korea and Taiwan) and the United States. Competition is based upon price, product performance, service and warranty. In 2013 the Company experienced significant competition based upon price, but it was able to reduce costs even with the reduced average selling prices, which resulted in slightly lower margins compared to 2012. The Company believes that it is one of the two largest companies in the gaming and amusement video display market and there are six to ten total competitors.

The Company’s largest customer, Spielo, accounted for 18%, 26% and 12% of total revenues in 2013, 2012 and 2011, respectively, and for 5% and 15% of total accounts receivable as of December 31, 2013 and December 31, 2012, respectively. The second largest customer, a VGT operator, accounted for 8%, 3% and 0% of the total revenue in 2013, 2012 and 2011 respectively, and 10% and 4% of the total accounts receivable as of December 31, 2013 and December 31, 2012 respectively. The third largest customer accounted for 8%, 9% and 16% of the total revenue in 2013, 2012 and 2011, respectively, and 13% and 12% of the total accounts receivable as of December 31, 2013 and December 31, 2012, respectively. The fourth largest customer accounted for 6%, 10% and 14% of total revenue in 2013, 2012 and 2011, respectively and 3% and 4% of the total accounts receivable as of December 31, 2013 and December 2012 respectively. The fifth largest customer accounted for 6%, 13% and 22% of the total revenue in 2013, 2012 and 2011, respectively, and 10% and 22% of the total accounts receivable as of December 31, 2013 and December 2012, respectively. No other customer accounted for more than 10% of sales in 2013, 2012 or 2011.

The Company does not formally track backlog in its monitor category, but historically the Company has monitor open orders which represent two to three months’ sales. It is the Company’s experience that well over 90 percent of its monitor open orders result in revenue recognition and management is not presently aware of any information indicating that this historical pattern will not be repeated. The Company’s parts orders normally are shipped within two weeks, so there is minimal backlog in this category. The Company’s VGT product open orders typically are out six to nine months, but the operators are permitted to reschedule. The Company had a VGT backlog of approximately $13.7 million at year end 2013.

No material portion of the Company’s business is subject to re-negotiation of profits or termination of contracts or subcontracts at the election of any governmental entity.

The Company’s market for its products and services is highly competitive with low barriers to entry.

During 2013, the Company spent approximately $1,791,000 for product engineering, research and development costs, compared to $1,740,000 in 2012 and $1,502,000 in 2011. The Company does not license any patents. The Company has three US patents issued, one foreign patent issued, two pending US patent applications, three pending foreign patent applications, and two pending international patent applications. In addition, the Company has eleven copyrights issued, three registered trademarks and four trademark applications pending.

Compliance with federal, state and local provisions which have been enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, has had no material effect upon the capital expenditures, earnings and competitive position of the Company.

As of December 31, 2013, the Company employed a total of approximately 66 full time and 3 part-time employees at all its locations. The Company believes its relationship with its employees is satisfactory. Certain employees at the Company’s McCook, Illinois facility are covered under a collective bargaining agreement expiring on June 30, 2016.

The Company’s export sales accounted for total revenues of 8%, 20% and 26% in 2013, 2012, and 2011, respectively, with the majority of these sales being shipped to Australia.

RISK FACTORS RELATED TO OUR BUSINESS AND INDUSTRY

Technology changes as required by our customers could limit and impair our ability to produce products.

We are predominantly dependent on LCD, controller chip, and touch based technologies. We are continuing to develop our expertise and broaden our product line in newer LCD products and multi-touch technologies. As we continue to participate in developing solutions for future technological applications for our customers such as software configuration tools and digital signage, and in the future, organic light emitting diode (“OLED”), transmissive, flexible LCDs and 3D, the need for us to be able to provide a value-added component to the technology remains a critical capability.

The loss or interruption of supply from our key parts suppliers could limit our ability to manufacture our products.

We purchase certain materials and components for our products from various suppliers, some of which are located outside of the U.S. We are obtaining all our LCD displays from three sources, namely AUO Optronics, Samsung Display, and LG Display. We are obtaining all our LCD chassis subassembly boards primarily from three sources, USI, Inc., HT Precision Technologies (“HTP”), and Axiomtek Display Systems (“ADS”) and final assembly also from HTP and ADS. Any loss or interruption of supply from our key parts suppliers may require us to find new suppliers. The number of suppliers for certain electronic components and raw materials is limited. We could experience production or development delays while we seek new suppliers and could have difficulty finding new suppliers, which would substantially impair our operating results and business.

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

The loss of Spielo or our next four largest customers would reduce our revenues and our profitability.

Our largest customer, Spielo Manufacturing ULC of Lottomatica, accounted for 18%, 26%, and 12% of total revenues in 2013, 2012 and 2011, respectively, and for 5% and 15% of total accounts receivable as of December 31, 2013 and 2012, respectively. A loss of this customer, or for that matter any of our five largest customers, could significantly reduce our revenues and profitability.

The goodwill of our American Gaming & Electronics acquisition in 2000 could become impaired.

The Company is required to measure the potential impairment of the goodwill related to our 2000 acquisition of American Gaming & Electronics per FASB ASC 350-20, Goodwill Subsequent Measurement, at least annually. The goodwill amount on our balance sheet at December 31, 2013 and 2012 is $1,329,000. The measurement of the American Gaming & Electronics reporting unit Fair Value requires certain management assumptions regarding future sales, gross margins, operating expense, effective tax rates, and net working capital requirements.

The 2013 year end analysis assumed that AGE would have significant sales from the Illinois Video Lottery terminal market in addition to its usual replacement kit, parts, and service distribution activities. The analysis also requires the Company to determine appropriate discount rates for the next five years, the perpetuity growth and discount rate, and the perpetuity tax rate. To the extent that the indicated Fair Value of a reporting unit is greater than its carrying value, then there is no indicated impairment. Conversely, in the event that the carrying value of the reporting unit exceeds its indicated Fair Value, then some level of goodwill impairment has potentially occurred and additional analysis is necessary to quantify the level of impairment (i.e. Step II), if any.

The Company passed the step I test at December 31, 2013 and 2012; therefore there was no impairment. However, there is no certainty in future periods that the Fair Value of the American Gaming & Electronics reporting unit will exceed its carrying value.

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

Our Illinois VGT customers require significant financing in order to purchase our VGT equipment. Due to the high initial cost of VGT equipment, approximately seventy five percent of our sales are dependent upon their ability to obtain financing. The Company has been successful to date in helping them to obtain financing from the equipment supplier and other independent sources, such as Firestone Financial. However, there is no certainty that the Company will be able to continue to receive adequate additional financing for our VGT customers in the future.

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

Historically, the volume of trading of our shares has been relatively low. As a result, larger than average buy or sell orders on a given day, or news about us or the gaming industry, has had and may in the future have a significant impact on the trading price for our shares.

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

Item 4. MINE SAFETY DISCLOSURES

Not Applicable.

PART II

Item 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES,

(Item 201 of Regulation S-K is required for small reporting companies except for paragraph (e);

Item 701 of Regulation S-K is required for any information not provided in a previous form 10-Q).

The information required by this Item is set forth in Exhibit 13.0 hereto, the Company’s Annual Report to Shareholders for the year ended December 31, 2013, under the caption “Common Share Market Price,” which information is incorporated herein by reference.

Issuer Purchases of Equity Securities: None

Recent Sales of Unregistered Securities: None

Item 6. SELECTED FINANCIAL DATA

The information required by this Item is set forth in Exhibit 13.0 hereto, the Company’s Annual Report to Shareholders for the year ended December 31, 2013, under the caption “Selected Financial Data,” which information is incorporated herein by reference.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information required by this Item is set forth in Exhibit 13.0 hereto, the Company’s Annual Report to Shareholders for the year ended December 31, 2013, under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operation” section, which information is incorporated herein by reference.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by this Item is set forth in Exhibit 13.0 hereto, the Company’s Annual Report to Shareholders for the year ended December 31, 2013, under the caption “Market and Credit Risks” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section, which information is incorporated herein by reference.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial statements together with the notes thereto are set forth in Exhibit 13.0 hereto, the Company’s Annual Report to Shareholders for the year ended December 31, 2013, which information is incorporated herein by reference:

-	Consolidated Balance Sheets as of December 31, 2013 and 2012
-	Consolidated Statements of Operations for years ended December 31, 2013, 2012, and 2011
-	Consolidated Statements of Shareholders’ Equity for years ended December 31, 2013, 2012, and 2011
-	Consolidated Statements of Cash Flows for years ended December 31, 2013, 2012, and 2011
-	Notes to the Consolidated Financial Statements
-	Independent Auditors’ Reports

Quarterly financial data for the four quarters ended December 31, 2013 and 2012 are set forth in Exhibit 13.0 hereto in Note 13 of “Notes to the Consolidated Financial Statements” as part of the Company’s Annual Report to Shareholders for the year ended December 31, 2013, which information is incorporated herein by reference.

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

Blackman Kallick’s reports on the Company’s financial statements for the fiscal years ended December 31, 2011 were clean opinions and did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles.

During the fiscal year ended December 31, 2011, and the subsequent interim period through July 1, 2012, there were (i) no disagreements (as that term is defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions) between the Company and Blackman Kallick on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of Blackman Kallick would have caused Blackman Kallick to make reference thereto in its reports on the Company’s financial statements for such years, and (ii) no “reportable events” (as that term is defined in Item 304(a)(1)(v) of Regulation S-K).

During the fiscal year ended December 31, 2011 and the subsequent interim period through July 1, 2012, neither the Company, nor anyone on its behalf, consulted Plante & Moran on any matter.

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

The Disclosure Committee, which is made up of the Company’s Chief Executive Officer, Chief Financial Officer and other management staff meets on a quarterly basis and has overview responsibility for this process. The Committee reviews a checklist of items during its meetings to document the review of any unusual items or issues raised. The Disclosure Committee conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2013.

Based on the evaluation, the Disclosure Committee concluded that the Company’s disclosure controls and procedures were operating and effective as of December 31, 2013.

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

The Company's Chairman, President and Chief Executive Officer, its Executive Vice President and Chief Financial Officer, and other members of the Disclosure Committee conducted an assessment of the effectiveness of the Company's internal control over financial reporting. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. Furthermore, the Company’s independent auditors did not report to the Audit Committee any material weaknesses or significant deficiencies in financial reporting for the year ending December 31, 2013.

Based on such assessment, the Company's Disclosure Committee has concluded that, as of December 31, 2013, the Company’s internal control over financial reporting was effective.

Item 9B. OTHER INFORMATION

None

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this Item is incorporated by reference under the captions “Election of Directors”, “Executive Officers”, “Section 16(a) Beneficial Ownership Reporting Compliance”, “Committees of the Board of Directors”, "Audit Committee" and “Notice of Business to be Conducted at a Special or Annual Meeting” in the Company’s definitive proxy statement related to its 2014 Annual Meeting of Shareholders.

The Company maintains a Code of Business Conduct & Ethics including a Whistleblower Policy governing the behavior of the Company’s employees, including its Executive and Corporate Officers, which is available for review on the Company’s website (www.wellsgardner.com) under its Investor Relations Corporate Governance section.

Item 11. EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference under the captions “2013 Summary Compensation Table”, “2013 Outstanding Equity Awards at Fiscal Year-End Table”, “Potential Payments Upon the Termination or Change in Control” and “2013 Director Compensation Table” in the Company’s definitive proxy statement related to its 2014 Annual Meeting.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated by reference under the caption “Securities Beneficially Owned by Principal Shareholders and Management” in the Company’s definitive proxy statement related to its 2014 Annual Meeting and in Exhibit 13.0 hereto, Company’s 2013 Annual Report, in Note 5 of “Notes to the Consolidated Financial Statements.”

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The Information required by this Item is incorporated by reference under the captions “Certain Transactions with Management” and “Committees of the Board of Directors” in the Company’s definitive proxy statement related to its 2014 Annual Meeting.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated by reference under the caption “Proposal for Ratification of Appointment of Independent Certified Public Accountants”, “Report of the Audit Committee” and “Independent Certified Public Accountants” in the Company’s definitive proxy statement related to its 2014 Annual Meeting.

PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1) The following financial statements required by Part II, Item 8 of this annual report and are included in Exhibit 13.0 hereto:

-	Consolidated Balance Sheets as of December 31, 2013 and 20112

-	Consolidated Statements of Operations for years ended December 31, 2013, 2012, and 2011

-	Consolidated Statements of Shareholders’ Equity for years ended December 31, 2013, 2012, and 2011

-	Consolidated Statements of Cash Flows for years ended December 31, 2013, 2012, and 2011

-	Notes to the Consolidated Financial Statements

-	Independent Auditors’ Reports

(3) (c) The following exhibits are incorporated by reference or filed herewith:

3.1	Articles of Incorporation of the Company, as amended, filed as Exhibit 3.1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 1994 and incorporated herein by reference.

3.2

By-Laws of the Company, as amended and restated and in force February 18, 2010, filed as Exhibit 3.2 of the Company’s Current Report on Form 8-K dated February 23, 2010 and incorporated herein by reference.

3.3	First Amendment to the By-Laws for the Company as amended and restated and in force February 18, 2010, dated March 10,2014, filed herewith.

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

10.4

Sixth Amendment to the Employment Agreement between the Company and Anthony Spier filed as part of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 and incorporated herein by reference.

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

10.7

Wells-Gardner Electronics Corporation Amended and Restated Executive Stock Award Plan, as amended and filed as Exhibit A to the Definitive Proxy Statement filed March 26, 2009 and incorporated herein by reference.

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

10.11

Agreement dated June 30, 2010 between the Company and Local 1031, I.B.E.W., AFL-CIO extending the collective bargaining agreement to June 30, 2011, filed as part of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 and incorporated herein by reference.

10.12

Agreement dated June 28, 2011 including Contract Considerations dated July 19, 2011 between the Company and Local 1031, I.B.E.W., AFL-CIO, extending the collective bargaining agreement to June 30, 2012, filed as part of the Company's Annual Report on Form 10-K for the year ended December 31, 2011 and incorporated herein by reference.

10.13

Agreement dated July 2, 2012 including Contract Considerations between the Company and Local 1031, I.B.E.W., AFL-CIO, extending the collective bargaining agreement to June 30, 2013, filed as part of the Company's Annual Report on Form 10-K for the year ended December 31, 2012 and incorporated herein by reference.

10.14	Agreement between Wells-Gardner Electronics Corporation and Local 1031 of the International Brotherhood of Electrical Workers, AFL-CIO dated July 28, 2013 to July 3, 2016.

10.15

Credit and Security Agreement with Wells-Fargo Bank, National Association, dated August 21, 2006 filed as Exhibit 10.1 to the Company’s Form 8K/A dated August 25, 2006 and incorporated herein by reference.

10.16	First Amendment to Credit and Security Agreement with Wells-Fargo Bank, National Association, dated March 29, 2007 filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 and incorporated herein by reference.

10.17	Second Amendment to Credit and Security Agreement with Wells-Fargo Bank, National Association, dated June 29, 2007 filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 and incorporated herein by reference.

10.18	Third Amendment to Credit and Security Agreement with Wells-Fargo Bank, National Association, dated September 15, 2009 filed as Exhibit 10.14 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 and incorporated herein by reference.

10.19	Fourth Amendment to Credit and Security Agreement with Wells-Fargo Bank, National Association, dated March 4, 2011 filed as part of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 and incorporated herein by reference.

10.20	Fifth Amendment to Credit and Security Agreement and Waiver of 12/31/11 Defaults with Wells-Fargo Bank, National Association, dated March 5, 2012 filed as part of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 and incorporated herein by reference.

10.21

Sixth Amendment to Credit and Security Agreement with Wells-Fargo Bank, National Association, dated March 7, 2013 filed as part of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 and incorporated herein by reference.

10.22

Employment Agreement dated as of May 13, 2008 between the Company and James F. Brace, filed as Exhibit 10.13 of the Company's Current Report on Form 8-K dated May 14, 2009 and incorporated herein by reference.

10.23

Aristocrat Master Supply Agreement with Wells-Gardner Electronics Corporation dated October 13, 2010 filed as part of the Company's Annual Report on Form 10-K for the year ended December 31, 2010 and incorporated herein by reference.

13.0	Company’s Annual Report to Shareholders for the year ended December 31, 2013.

14.0	Wells-Gardner Code of Business Conduct and Ethics filed as Exhibit 14.0 of the Company's Annual Report on Form 10-K for the year ended December 31, 2008 and incorporated herein by reference.

23.0	Consent of Plante Moran, PLLC.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Statement of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101.INS	XBRL Instance Document

Exhibit 101.SCH	XBRL Taxonomy Extension Schema

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase

PRESS RELEASES

The following press releases have been issued during the Company's fiscal year ended December 31, 2013, which are available for review on the Company's website (www.wellsgardner.com) under its Investor Information section:

DATE	TITLE
02/14/13	Wells-Gardner Reports Fourth Quarter And Full Year 2012 Results

02/28/13	Wells-Gardner Has Received Purchase Orders For Over $30 Million of VGTs

04/11/13	Wells-Gardner Electronics Corporation Retains Lytham Partners For Investor Relations

04/15/13	Wells-Gardner Has Received Purchase Orders For Over $35 Million of VGTs

05/08/13	Wells-Gardner Reports Financial Results for First Quarter of 2013

06/19/13	Wells-Gardner Announces Changes in Engineering Department Management

06/20/13	Wells-Gardner Has Received Total Aggregate Purchase Orders Of Approximately $40 Million Of VGTs

08/07/13	Wells-Gardner Reports Financial Results for Second Quarter of 2013

10/09/13	Wells-Gardner Electronics Corporation Introduces New Products At 2013 Global Gaming Expo

11/07/13	Wells-Gardner Reports Financial Results for Third Quarter of 2013

11/12/13	Wells-Gardner Announces Distribution Agreement Between FutureLogic and American Gaming & Electronics

12/04/13	Wells-Gardner Electronics Corporation Announces Strategic Alternatives Review

02/13/14	Wells-Gardner Reports 2013 Year-End Financial Results

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WELLS-GARDNER ELECTRONICS CORPORATION

By:	/s/ ANTHONY SPIER	Chairman of the Board, President
	Anthony Spier	& Chief Executive Officer	March 13, 2014

	/s/ JAMES F. BRACE	Executive Vice President, Secretary, Treasurer
	James F. Brace	& Chief Financial Officer
		(Principal Accounting Officer)	March 13, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated.

/s/ ANTHONY SPIER	Chairman of the Board, President
Anthony Spier	& Chief Executive Officer	March 13, 2014

/s/ MERLE BANTA
Merle Banta	Director	March 13, 2014

/s/ MARSHALL L. BURMAN
Marshall L. Burman	Director	March 13, 2014

/s/ FRANK R. MARTIN
Frank R. Martin	Director	March 13, 2014

FINANCIAL SCHEDULE

Schedules not included with this additional financial data have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

SCHEDULE II

UNAUDITED VALUATION AND QUALIFYING ACCOUNTS (in $000’s)

	Year Ended December 31,
ALLOWANCE FOR DOUBTFUL ACCOUNTS	2013	2012	2011
Beginning balance	$173	$206	$256
Additions charged to expense	$44	$(7)	$(18)
Deductions	$(76)	$(26)	$(32)
Balance at end of year	$141	$173	$206

INVENTORY OBSOLESCENCE RESERVE:
Beginning balance	$1,377	$1,557	$1,787
Additions charged to expense	$1,822	$1,033	$778
Deductions	$(1,736)	$(1,213)	$(1,008)
Balance at end of year	$1,463	$1,377	$1,557

DEFERRED TAX ASSET VALUATION ALLOWANCE:
Beginning balance	$2,528	$2,697	$2,844
Additions charged (credited to) to expense	$(225)	$(169)	$(147)
Balance at end of year	$2,303	$2,528	$2,697

WARRANTY RESERVE:
Beginning balance	$71	$87	$75
Additions	$120	$127	$212
Payments	$(120)	$(143)	$(200)
Balance at end of year	$71	$71	$87