Form 10-Q
period 2014-03-31
WELLS GARDNER ELECTRONICS CORP
filed 2014-05-14
CIK 105608

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2014
or
[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____________ to ____________

Commission File Number 1-8250

WELLS-GARDNER ELECTRONICS CORPORATION

(Exact name of registrant as specified in its charter)

Illinois	36-1944630
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

9500 West 55th Street, Suite A, McCook, Illinois	60525-3605
(Address of principal executive offices)	(Zip Code)

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

As of May 9, 2014 approximately 11,771,000 shares of the Common Stock, $1.00 par value of the registrant were outstanding.

WELLS-GARDNER ELECTRONICS CORPORATION

FORM 10-Q TABLE OF CONTENTS

For The Three Months Ended March 31, 2014

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

WELLS-GARDNER ELECTRONICS CORPORATION

Condensed Consolidated Statements of Earnings (unaudited)

Three Months Ended March 31, 2014 and 2013

	Three Months Ended March 31
	2014	2013
Net sales	$12,460,000	$18,031,000
Cost of sales	10,394,000	15,071,000
Gross margin	2,066,000	2,960,000
Engineering, selling & administrative expenses	1,947,000	2,373,000
Operating Earnings	119,000	587,000
Interest expense	15,000	37,000
Other income, net	(5,000)	0
Income tax expense	38,000	1,000
Net Earnings	$71,000	$549,000

Earnings per share:
Basic earnings per share	$0.01	$0.05
Diluted earnings per share	$0.01	$0.05

Basic average common shares outstanding	11,731,842	11,692,765
Diluted average common shares outstanding	11,731,842	11,695,171

See accompanying notes to the unaudited condensed consolidated financial statements

WELLS-GARDNER ELECTRONICS CORPORATION

Condensed Consolidated Balance Sheets

	March 31,	March 31,	December 31,
	2014	2013	2013
	(unaudited)	(unaudited)
Assets:
Current assets:
Cash	$330,000	$41,000	$464,000
Accounts receivable, net	7,001,000	9,311,000	7,481,000
Accounts receivable, subcontractor	2,451,000	3,872,000	4,062,000
Inventory	11,341,000	9,769,000	11,840,000
Current deferred tax asset, net	170,000	133,000	170,000
Prepaid expenses & other assets	677,000	1,169,000	650,000
Total current assets	$21,970,000	$24,295,000	$24,667,000

Property, plant & equipment, net	159,000	229,000	160,000

Other assets:
Deferred tax asset, net	327,000	336,000	327,000
Other long term receivable	272,000	99,000	231,000
Goodwill	1,329,000	1,329,000	1,329,000
Total other assets	1,928,000	1,764,000	1,887,000
Total assets	$24,057,000	$26,288,000	$26,714,000

Liabilities:
Current liabilities:
Accounts payable	$5,006,000	$3,833,000	$3,058,000
Accounts payable, subcontractor	1,408,000	3,251,000	4,046,000
Accrued expenses	883,000	1,345,000	1,445,000
Total current liabilities	$7,297,000	$8,429,000	$8,549,000

Long-term liabilities:
Note payable	100,000	1,461,000	1,598,000
Total liabilities	$7,397,000	$9,890,000	$10,147,000

Shareholders' Equity:
Common stock: authorized 25,000,000 shares $1.00 par value; shares issued and outstanding: 11,771,286 shares as of March 31, 2014 11,729,898 shares as of March 31, 2013 11,700,286 shares as of December 31, 2013	$11,771,000	$11,730,000	$11,700,000
Additional paid-in capital	5,212,000	5,193,000	5,157,000
Accumulated deficit	(2,000)	(175,000)	(73,000)
Unearned compensation	(321,000)	(350,000)	(217,000)
Total shareholders' equity	16,660,000	16,398,000	16,567,000
Total liabilities & shareholders' equity	$24,057,000	$26,288,000	$26,714,000

See accompanying notes to the unaudited condensed consolidated financial statements

WELLS-GARDNER ELECTRONICS CORPORATION

Condensed Consolidated Statements of Cash Flows (unaudited)

Three Months Ended March 31, 2014 and 2013

	Three Months Ended
	March 31	March 31
	2014	2013
Cash flows from operating activities:
Net earnings	$71,000	$549,000
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	18,000	42,000
Bad debt expense	4,000	6,000
Amortization of unearned compensation	22,000	20,000
Increase in long term receivable	(41,000)	(35,000)
Changes in current assets & liabilities
Accounts receivable	476,000	(653,000)
Inventory	499,000	1,048,000
Prepaid expenses & other	(27,000)	(314,000)
Accounts payable	1,948,000	(334,000)
Due to/from subcontractor	(1,027,000)	890,000
Accrued expenses	(562,000)	305,000
Net cash provided by operating activities	$1,381,000	$1,524,000

Cash used in investing activities:
Additions to plant & equipment, net	(17,000)	(14,000)
Net cash used in investing activities	$(17,000)	$(14,000)

Cash used in financing activities:
Repayments - note payable	(1,498,000)	(2,240,000)
Proceeds from shares issued, options exercised and purchase plan	0	3,000
Net cash used in financing activities	$(1,498,000)	$(2,237,000)

Net decrease in cash	(134,000)	(727,000)
Cash at beginning of period	464,000	768,000
Cash at end of period	$330,000	$41,000

Supplemental cash flow disclosure:
Interest paid	15,000	37,000
Taxes paid	38,000	0

See accompanying notes to the unaudited condensed consolidated financial statements

WELLS-GARDNER ELECTRONICS CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements

1.        In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, which are necessary for a fair presentation of the financial position and results of operations for the periods presented. These condensed consolidated financial statements were prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all information or footnotes necessary for a complete presentation in conformity with accounting principles generally accepted in the United States. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes included in the Company's 2013 Annual Report to Shareholders. The results of operations for the three months ended March 31, 2014 are not necessarily indicative of the operating results for the full year.

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

5.        Certain amounts in previously issued financial statements have been reclassified to conform to the current year’s presentation.

6.        The Company maintains an Incentive Stock Option Plan and a Stock Award Plan under which officers and key employees may acquire up to a maximum of 2,155,028 common shares.

Stock Options

Under the Incentive Stock Option Plan, which expired in 2008, no options have been awarded since 2004. At March 31, 2014 there are 7,573 options outstanding that are fully vested and exercisable, with a weighted average exercise price of $2.62, and aggregate intrinsic value of $0. The options expired unexercised in April 2014.

Restricted Shares

All restricted shares granted are governed by the Company’s Stock Award Plan, which was approved by shareholders in 2000. As of March 31, 2014, 198,530 restricted shares are outstanding on a dividend adjusted basis. The employees will earn the restricted shares in exchange for services to be provided to the Company over a three-year or five-year vesting period. Total unrecognized compensation cost related to unvested stock awards is approximately $321,000 and is expected to be recognized over a weighted average period of 2.5 years.

The following table summarizes information regarding Restricted Share activity for the three months ending March 31, 2014:

	Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2013	147,130	$2.16
Granted	71,000	$1.78
Vested	(19,600)	$2.22
Forfeited	0	$0.00
Unvested, March 31, 2014	198,530	$2.02

7.         Our inventory detail as of March 31, 2014, March 31, 2013 and December 31, 2013 was as follows:

	March 31,	March 31,	December 31,
(in $000's)	2014	2013	2013
	(unaudited)	(unaudited)
Inventory:
Raw materials	$3,377	$3,200	$3,009
In transit finished goods	738	429	2,291
Finished goods	7,226	6,140	6,540
Total	$11,341	$9,769	$11,840

8.        As of March 31, 2014, the Company had total outstanding bank debt of $0.1 million at an average interest rate of 3%. The Company is in compliance with all of its covenants at March 31, 2014.

9.        An income tax valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The net change in the valuation allowance for the three months ended March 31, 2014 was a decrease of $25,000 to recognize the decrease in deferred tax assets during the first three months. The net deferred tax asset of $497,000 as of March 31, 2014 represents the Company’s belief that it is more likely than not that a profit will be generated over the next twelve to eighteen months which will allow the Company to use a portion of the current net operating loss carry forwards. As of December 31, 2013, the Company has net operating loss carry forwards for Federal income tax purposes of approximately $4,978,000, which are available to offset future Federal taxable income, if any, that begin to expire in 2021. The Company also has a net operating loss carry forward for Illinois state income tax purposes of approximately $5,823,000 as of December 31, 2013. The Company also has alternative minimum tax credit carry forwards of approximately $136,000, which are available to reduce future Federal regular income taxes, if any, over an indefinite period. No unrecognized tax benefits are set to expire in the next twelve months that may have an impact upon the Company’s effective tax rate. The Company files tax returns in the U.S. federal jurisdiction and various state jurisdictions. The tax years 2010, 2011, 2012 and 2013 remain open to examinations. Our policy is to recognize interest and penalties related to uncertain tax positions in income tax expense. During the three months ended March 31, 2014, the Company did not recognize expense for interest or penalties related to income tax, and do not have any amounts accrued at March 31, 2014, as the Company does not believe it has taken any uncertain income tax positions.

10.      The Company’s goodwill resulting from its purchase of American Gaming and Electronics, Inc. (AGE) is tested for impairment at least annually, which the Company does in the fourth quarter or more often if circumstances warrant. The Company determined that there was no impairment of goodwill in 2013 and 2012 by utilization of a discounted cash flow analysis. The model utilizes numerous assumptions, including but not limited to future sales estimates of AGEs traditional products and of Video Gaming Terminals (VGTs) related to the new Illinois VGT business. Due to the nature of such estimates, there is no certainty in future periods that the Fair Value of the American Gaming & Electronics reporting unit will exceed its carrying value.

11.      Recently issued accounting pronouncements – None.

12.      The Company has evaluated subsequent events through the date the condensed consolidated financial statements were issued for the three months ended March 31, 2014.

Item 2. Management's Discussion & Analysis of Financial Condition & Results of Operations

Three Months Ended March 31, 2014 & 2013

For the first quarter ended March 31, 2014, net sales decreased $5.6 million or 31% to $12.4 million compared to $18.0 million in the first quarter 2013. Monitor sales decreased $5.3 million or 49% to $5.4 million in the first quarter 2014 compared to $10.7 million in the first quarter 2013 representing 44% of total sales in the 2014 period compared to 60% in 2013. This was due to the total display unit volume decrease of 46 % to 17,600 units in 2014 compared to 32,900 units in 2013 plus an average selling price decrease of 5%. Parts & VGT sales decreased $0.3 million or 4% to $7.0 million in the first quarter 2014 compared to $7.3 million in the first quarter 2013 representing 56% of total sales in the 2014 period compared to 40% in 2013. Parts sales increased noticeably off a small base while VGT sales declined slightly in the first quarter 2014 compared to the same period in 2013.

Gross margin for the first quarter 2014 decreased $0.9 million or 30% to $2.1 million or 16.6% of sales compared to $3.0 million or 16.4% in the first quarter 2013. Monitor gross margins decreased by $1.1 million with about four fifths of the decline due to volume and one fifth due to lower overhead absorption and selling prices. Parts & VGT gross margins increased by $0.2 million due to a more favorable product mix with more growth in parts than VGTs.

Operating expenses decreased $426,000 to $1.95 million in the first quarter 2014 compared to $2.37 million in the first quarter 2013. Operating expenses decreased $153,000 to supporting monitor engineering, $95,000 to support sales, $98,000 for sales commissions and $79,000 for administrative expenses in the first quarter 2014 compared to the first quarter 2013. Notwithstanding the operating expense decreases, the lower sales increased operating expenses as a percent of sales to 15.6% in the quarter from 13.2% of sales in the same quarter last year.

Operating earnings were $119,000 in the first quarter 2014 compared to $587,000 in the first quarter 2013 resulting in a $468,000 operating earnings decline. This decline was due to significantly lower monitor sales and margins exceeding the operating expense decreases for the first quarter this year compared to the first quarter last year.

Interest expense was $15,000 in the first quarter 2014 compared to $37,000 in the first quarter 2013 due to very low debt balances. Other income was $5,000 in the first quarter 2014 and zero in the first quarter 2013.

Income tax expense was $38,000 in the first quarter 2014 compared to $1,000 in the first quarter 2013. The Company has available a net operating loss carry forward of approximately $5.0 million as of March 31, 2014.

Net income was $71,000 in the first quarter 2014 compared to net income of $549,000 in the first quarter 2013. For the first quarter 2014 basic and diluted earnings per share was $0.01 compared to basic and diluted earnings per share of $0.05 in the first quarter 2013.

Strategic Review

On December 4, 2013 the Board of Directors of Wells-Gardner Electronics Corporation authorized management to explore strategic alternatives. The Company has retained El Segundo, California-based Innovation Capital as its financial advisor to conduct a thorough review of the Company’s business and assets and to provide recommendations for consideration by the Wells-Gardner Board of Directors. There can be no assurance that this evaluation process will result in any transaction. Management will report the results of the strategic review at the conclusion of the process.

Outlook

Based on its best estimates and information available at this time, management believes full year 2014 net sales will be between $48 million and $52 million compared to $57.9 million last year. The first quarter 2014 is expected to be the most challenging quarter of the year. This sales guidance is based upon the assumption that the City of Chicago does not opt in to the VLT program in 2014. In addition, the Company continues to work on new large screen size and new small screen size products that we expect will contribute to improved sales and margins in the future. We will continue to aggressively control costs and inventory levels.

Liquidity & Capital Resources

Net income plus non cash adjustments for the first quarter 2014 was $74,000.

Accounts receivable decreased $476,000 to $7,001,000 in the first quarter. Accounts receivable days outstanding increased to 51 days on March 31, 2014 from 50 days at year end 2013. Inventory decreased by $499,000 million to $11,341,000 on March 31, 2014. Due to lower monitor sales in the first quarter, days in inventory increased to 99 days at March 31, 2014 compared to 95 days at year end 2013. Prepaid expenses increased by $27,000 during the first quarter 2014. Accounts payable increased $1.9 million in the first quarter 2014 to $5,006,000. Accounts payable days outstanding increased to 82 days on March 31, 2014 from 40 days at year end 2013. Due to subcontractors decreased more than due from subcontractors by $1.1 million in the first quarter 2014 due to lower production in the first quarter compared to the last quarter 2013. Accrued expenses decreased by $562,000 in the first quarter.

As a result, cash provided by operating activities during the first quarter ended March 31, 2014 was $1,381,000.

During the first quarter 2014, cash used by investing activities was $17,000 primarily for the purchase of IT software and equipment.

Long-term notes payable decreased $1,498,000 to $100,000 on March 31, 2014 from $1,598,000 on December 31, 2013. Proceeds from options exercised were $3,000 during the first quarter 2014.

The net decrease in cash was $134,000 from December 31, 2013 to March 31, 2014 leaving the Company’s cash balance at $330,000 at March 31, 2014.

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

An adverse change in interest rates during the time that this debt is outstanding would cause an increase in the amount of interest paid. The Company may pay down the loans at any time; however, monthly interest charges are not less than $5,000 per month to termination. All bank debt is due and payable on August 21, 2016. As of March 31, 2014, the Company had total outstanding bank debt of $100,000 at an average interest rate of 3.0%. In addition, the Company pays $18,000 credit insurance on selected foreign receivables.

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

Item 3. Quantitative & Qualitative Disclosures about Market Risk

There have been no material changes to the Company’s market risk during the three months ended March 31, 2014. For additional information on market risk, refer to the “Quantitative and Qualitative Disclosures about Market Risk” section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

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

As of March 31, 2014, the Company had total outstanding bank debt of $100,000 at an average interest rate of 3.0%. The loan is at three month Libor plus 2.75% with a minimum interest charge of $5,000 per month. All of the Company’s debt is subject to variable interest rates at this time. An adverse change in interest rates during the time that this debt is outstanding would cause an increase in the amount of interest paid. If the debt would exceed approximately $1.9 million, then a 100 basis point increase in interest rates would result in additional interest expense recognized in the condensed consolidated financial statements. The Company may make payments towards the loans at any time without penalty.

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

Item 4. Controls & Procedures

The Company has established a Disclosure Committee, which is made up of the Company’s Chief Executive Officer, Chief Financial Officer and other members of management. The Disclosure Committee conducts an evaluation of the effectiveness of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) as of the end of the period covered by this report. While the Company has limited resources and cost constraints due to its size, based on the evaluation required by Rule 13a-15(b), the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this quarterly report has been made known to them. As of March 31, 2014, there have been no known significant changes in internal controls or in other factors that could significantly affect these controls.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

NONE

Item 1A. Risk Factors

There have been no material changes to the description of the risk factors associated with the Company's business previously disclosed in Part I, Item 1 "Risk Factors" in the Company's Annual Report on Form 10-K for the year ended December 31, 2013. In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in the Company's Annual Report on Form 10-K as they could materially affect our business, financial condition and future results. The risks described in the Company's Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known, or that are currently deemed to be immaterial, also may materially and adversely affect the Company's business, financial condition or operating results.

Item 5. Other Information

Submission of Matters to a Vote of Security Holders

Wells-Gardner Electronics Corporation (the "Company") held its Annual Meeting of Shareholders on May 13, 2014.  The following is a summary of the matters voted on at that meeting.

(a)

The shareholders elected the Company's entire Board of Directors.  The persons elected to the Company's Board of Directors and the number of shares cast for, the number of shares withheld, and broker non-votes, with respect to each of these persons, were as follows:

Name	Votes For	Votes Withheld	Broker Non-Votes

Merle H. Banta	4,406,000	164,000	4,570,000
Marshall L. Burman	4,410,000	160,000	4,570,000
Frank R. Martin	4,418,000	152,000	4,570,000
Anthony Spier	4,392,000	178,000	4,570,000

(b)

The shareholders ratified the advisory approval of named executive officer compensation for the fiscal year ending December 31, 2013.  The number of shares cast in favor of the ratification, the number against, the number abstaining, and broker non-votes were as follows:

For	Against	Abstain	Broker Non-Votes
4,264,000	238,000	68,000	5,325,000

(c)

The shareholders ratified the appointment of Plante & Moran, PLLC, as independent certified public accountants of the Company for the fiscal year ending December 31, 2014.  The number of shares cast in favor of the ratification of Plante & Moran, PLLC, the number against, the number abstaining, and broker non-votes were as follows:

For	Against	Abstain	Broker Non-Votes
9,330,000	483,000	82,000	0

Material Changes to Procedures by Which Security Holders Recommend Nominees

NONE

Item 6. Exhibits

(a).	Exhibits:

	Exhibit 31.1	-	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	Exhibit 31.2	-	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	Exhibit 32.1	-	Statement of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

	Exhibit 101.INS	-	XBRL Instance Document

	Exhibit 101.SCH	-	XBRL Taxonomy Extension Schema

	Exhibit 101.CAL	-	XBRL Taxonomy Extension Calculation Linkbase

	Exhibit 101.DEF	-	XBRL Taxonomy Extension Definition Linkbase

	Exhibit 101.LAB	-	XBRL Taxonomy Extension Label Linkbase

	Exhibit 101.PRE		XBRL Taxonomy Extension Presentation Linkbase

(b).	Press Releases:

The following press releases have been issued by the Company during the Company’s three months 2014, which are available on the Company’s website (www.wellsgardner.com) under its Investor Information section:

DATE	TITLE

02/13/14	WELLS-GARDNER REPORTS 2013 YEAR-END FINANCIAL RESULTS

05/08/14	WELLS-GARDNER REPORTS FINANCIAL RESULTS FOR THE FIRST QUARTER 2013

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WELLS-GARDNER ELECTRONICS CORPORATION

Date:	May 14, 2014	By:
James F. Brace
Executive Vice President,
Chief Financial Officer,
Treasurer & Corporate Secretary