Form 10-Q
period 2014-06-30
WELLS GARDNER ELECTRONICS CORP
filed 2014-08-08
CIK 105608

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2014
or
[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____________ to ____________

Commission File Number 1-8250

WELLS-GARDNER ELECTRONICS CORPORATION

(Exact name of registrant as specified in its charter)

Illinois	36-1944630
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

9500 West 55th Street, Suite A, McCook, Illinois	60525-3605
(Address of principal executive offices)	(Zip Code)

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

As of August 6, 2014 approximately 11,771,000 shares of the Common Stock, $1.00 par value of the registrant were outstanding.

WELLS-GARDNER ELECTRONICS CORPORATION

FORM 10-Q TABLE OF CONTENTS

For The Three Months and Six Month Ended June 30, 2014

PART I – FINANCIAL INFORMATION

Item 1.

Financial Statements:

Condensed Consolidated Statements of Earnings (unaudited)
-	Three Months and Six Months Ended June 30, 2014 & 2013

Condensed Consolidated Balance Sheets
-	June 30, 2014 & 2013 (unaudited) & December 31, 2013

Condensed Consolidated Statements of Cash Flows (unaudited)
-	Three Months and Six Months Ended June 30, 2014 & 2013

Notes to the Unaudited Condensed Consolidated Financial Statements

Item 2.

Management's Discussion & Analysis of Financial Condition & Results of Operations

Item 3.

Quantitative & Qualitative Disclosures about Market Risk

Item 4.

Controls & Procedures

PART II - OTHER INFORMATION

Item 1.

Legal Proceedings

Item 1A.

Risk Factors

Item 5.

Other Information

Item 6.

Exhibits

SIGNATURES

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

WELLS-GARDNER ELECTRONICS CORPORATION
Condensed Consolidated Statements of Earnings (unaudited)
Three Months and Six Months Ended June 30, 2014 and 2013

	Three Months Ended June 30		Six Months Ended June 30
	2014	2013	2014	2013
Net sales	$12,375,000	$14,075,000	$24,835,000	$32,106,000
Cost of sales	10,363,000	11,819,000	20,757,000	26,891,000
Gross margin	2,012,000	2,256,000	4,078,000	5,215,000
Engineering, selling & administrative expenses	1,778,000	2,214,000	3,725,000	4,587,000
Operating Earnings	234,000	42,000	353,000	628,000
Interest expense	15,000	9,000	31,000	45,000
Other (income) expense, net	(7,000)	0	(13,000)	1,000
Income tax expense	0	2,000	38,000	2,000
Net Earnings	$226,000	$31,000	$297,000	$580,000

Earnings per share:
Basic earnings per share	$0.02	$0.00	$0.03	$0.05
Diluted earnings per share	$0.02	$0.00	$0.03	$0.05

Basic average common shares outstanding	11,771,286	11,725,944	11,751,673	11,709,446
Diluted average common shares outstanding	11,771,286	11,728,018	11,751,673	11,711,689

See accompanying notes to the unaudited condensed consolidated financial statements

WELLS-GARDNER ELECTRONICS CORPORATION
Condensed Consolidated Balance Sheets

	June 30,	June 30,	December 31,
	2014	2013	2013
	(unaudited)	(unaudited)
Assets:
Current assets:
Cash	$561,000	$61,000	$464,000
Accounts receivable, net	7,692,000	7,891,000	7,481,000
Accounts receivable, subcontractor	3,021,000	3,463,000	4,062,000
Inventory	10,174,000	10,439,000	11,840,000
Current deferred tax asset, net	151,000	119,000	170,000
Prepaid expenses & other assets	536,000	638,000	650,000
Total current assets	$22,135,000	$22,611,000	$24,667,000

Property, plant & equipment, net	144,000	206,000	160,000

Other assets:
Deferred tax asset, net	346,000	350,000	327,000
Other long term receivable	173,000	164,000	231,000
Goodwill	1,329,000	1,329,000	1,329,000
Total other assets	1,848,000	1,843,000	1,887,000
Total assets	$24,127,000	$24,660,000	$26,714,000

Liabilities:
Current liabilities:
Accounts payable	$3,834,000	$3,560,000	$3,058,000
Accounts payable, subcontractor	2,076,000	2,389,000	4,046,000
Accrued expenses	1,073,000	1,273,000	1,445,000
Total current liabilities	$6,983,000	$7,222,000	$8,549,000

Long-term liabilities:
Note payable	232,000	984,000	1,598,000
Total liabilities	$7,215,000	$8,206,000	$10,147,000

Shareholders' Equity:
Common stock: authorized 25,000,000 shares, $1.00 par value; shares issued and outstanding: 11,771,286 shares as of June 30, 2014, 11,693,928 shares as of June 30, 2013, 11,700,286 shares as of December 31, 2013	$11,771,000	$11,694,000	$11,700,000
Additional paid-in capital	5,212,000	5,166,000	5,157,000
Retained earnings (deficit)	224,000	(144,000)	(73,000)
Unearned compensation	(295,000)	(262,000)	(217,000)
Total shareholders' equity	16,912,000	16,454,000	16,567,000
Total liabilities & shareholders' equity	$24,127,000	$24,660,000	$26,714,000

See accompanying notes to the unaudited condensed consolidated financial statements

WELLS-GARDNER ELECTRONICS CORPORATION
Condensed Consolidated Statements of Cash Flows (unaudited)
Three Months and Six Months Ended June 30, 2014 and 2013

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2014	2013	2014	2013
Cash flows from operating activities:
Net earnings	$226,000	$31,000	$297,000	$580,000
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	19,000	33,000	37,000	75,000
Bad debt expense (recovery)	2,000	(7,000)	6,000	(1,000)
Amortization of unearned compensation	26,000	25,000	48,000	45,000
Decrease (increase) of long term receivable	99,000	(65,000)	58,000	(100,000)
Changes in current assets & liabilities
Accounts receivable	(693,000)	1,426,000	(217,000)	773,000
Inventory	1,167,000	(670,000)	1,666,000	378,000
Prepaid expenses & other	141,000	531,000	114,000	217,000
Accounts payable	(1,172,000)	(273,000)	776,000	(607,000)
Due to/from subcontractor	98,000	(452,000)	(929,000)	438,000
Accrued expenses	190,000	(72,000)	(372,000)	233,000
Net cash provided by operating activities	$103,000	$507,000	$1,484,000	$2,031,000

Cash used in investing activities:
Additions to plant & equipment	(4,000)	(10,000)	(21,000)	(24,000)
Net cash used in investing activities	$(4,000)	$(10,000)	$(21,000)	$(24,000)

Cash provided by (used in) financing activities:
Borrowings (repayments) - note payable	132,000	(477,000)	(1,366,000)	(2,717,000)
Proceeds from shares issued, options exercised and purchase plan	0	0	0	3,000
Net cash provided by (used in) financing activities	$132,000	$(477,000)	$(1,366,000)	$(2,714,000)

Net increase (decrease) in cash	231,000	20,000	97,000	(707,000)
Cash at beginning of period	330,000	41,000	464,000	768,000
Cash at end of period	$561,000	$61,000	$561,000	$61,000

Supplemental cash flow disclosure:
Interest paid	15,000	8,000	30,000	45,000
Taxes paid	0	2,000	38,000	2,000

See accompanying notes to the unaudited condensed consolidated financial statements

WELLS-GARDNER ELECTRONICS CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements

1.     In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, which are necessary for a fair presentation of the financial position and results of operations for the periods presented. These condensed consolidated financial statements were prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all information or footnotes necessary for a complete presentation in conformity with accounting principles generally accepted in the United States. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes included in the Company's 2013 Annual Report to Shareholders. The results of operations for the three months and six months ended June 30, 2014 are not necessarily indicative of the operating results for the full year.

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

Stock Options

Under the Incentive Stock Option Plan, which expired in 2008, no options have been awarded since 2004. At June 30, 2014 there are no options outstanding as all remaining options expired unexercised in April 2014.

Restricted Shares

All restricted shares granted are governed by the Company’s Stock Award Plan, which was approved by shareholders in 2000. As of June 30, 2014, 198,530 restricted shares are outstanding on a dividend adjusted basis. The employees will earn the restricted shares in exchange for services to be provided to the Company over a three-year or five-year vesting period. Total unrecognized compensation cost related to unvested stock awards is approximately $295,000 and is expected to be recognized over a weighted average period of 2.5 years.

The following table summarizes information regarding Restricted Share activity for the six months ending June 30, 2014:

	Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2013	147,130	$2.16
Granted	71,000	$1.78
Vested	(19,600)	$2.22
Forfeited	0	$0.00
Unvested, June 30, 2014	198,530	$2.02

7.     Our inventory detail as of June 30, 2014, June 30, 2013 and December 31, 2013 was as follows:

	June 30,	June 30,	December 31,
(in $000's)	2014	2013	2013
	(unaudited)	(unaudited)
Inventory:
Raw materials	$2,812	$3,180	$3,009
In transit finished goods	1,155	628	2,291
Finished goods	6,207	6,631	6,540
Total	$10,174	$10,439	$11,840

8.     As of June 30, 2014, the Company had total outstanding bank debt of $0.2 million at an average interest rate of 3%. The Company is in compliance with all of its covenants at June 30, 2014.

9.     An income tax valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The net change in the valuation allowance for the six months ended June 30, 2014 was a decrease of $130,000 to recognize the decrease in deferred tax assets during the first six months. The net deferred tax asset of $497,000 as of June 30, 2014 represents the Company’s belief that it is more likely than not that a profit will be generated over the next twelve to eighteen months which will allow the Company to use a portion of the current net operating loss carry forwards. As of December 31, 2013, the Company has net operating loss carry forwards for Federal income tax purposes of approximately $4,978,000, which are available to offset future Federal taxable income, if any, that begin to expire in 2021. The Company also has a net operating loss carry forward for Illinois state income tax purposes of approximately $5,823,000 as of December 31, 2013. The Company also has alternative minimum tax credit carry forwards of approximately $136,000, which are available to reduce future Federal regular income taxes, if any, over an indefinite period. No unrecognized tax benefits are set to expire in the next twelve months that may have an impact upon the Company’s effective tax rate. The Company files tax returns in the U.S. federal jurisdiction and various state jurisdictions. The tax years 2010, 2011, 2012 and 2013 remain open to examinations. Our policy is to recognize interest and penalties related to uncertain tax positions in income tax expense. During the six months ended June 30, 2014, the Company did not recognize expense for interest or penalties related to income tax, and do not have any amounts accrued at June 30, 2014, as the Company does not believe it has taken any uncertain income tax positions.

10.     The Company’s goodwill resulting from its purchase of American Gaming and Electronics, Inc. (AGE) is tested for impairment at least annually, which the Company does in the fourth quarter or more often if circumstances warrant. The Company determined that there was no impairment of goodwill in 2013 by utilization of a discounted cash flow analysis. The model utilizes numerous assumptions, including but not limited to future sales estimates of AGEs traditional products and of Video Gaming Terminals (VGTs) related to the new Illinois VGT business. Due to the nature of such estimates, there is no certainty in future periods that the Fair Value of the American Gaming & Electronics reporting unit will exceed its carrying value.

11.     Recently issued accounting pronouncements - In May 2014, the Financial Accounting Standards Board (FASB) issued guidance on the recognition of revenue from contracts with customers. Revenue recognition will depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance also requires disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The guidance permits two methods of adoption: retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application. The guidance is effective January 1, 2017 and early adoption is not permitted. The company is currently evaluating the impact of the new guidance and the method of adoption in the consolidated financial results.

12.     The Company has evaluated subsequent events through the date the condensed consolidated financial statements were issued for the six months ended June 30, 2014.

Item 2. Management's Discussion & Analysis of Financial Condition & Results of Operations

Three Months Ended June 30, 2014 & 2013

For the second quarter ended June 30, 2014, net sales decreased $1.7 million or 12% to $12.4 million compared to $14.1 million in the second quarter 2013. Monitor sales decreased $0.9 million or 14% to $5.7 million in the second quarter 2014 compared to $6.6 million in the second quarter 2013 representing 46% of total sales in the 2014 period compared to 47% in 2013. This was due to the total display unit volume decrease of 6% to 19,200 units in 2014 compared to 20,500 units in 2013 plus an average selling price decrease of 8%. Parts & VGT sales decreased $0.8 million or 10% to $6.7 million in the second quarter 2014 compared to $7.5 million in the second quarter 2013 representing 54% of total sales in the 2014 period compared to 53% in 2013. Parts sales increased noticeably off a small base while VGT sales declined in the second quarter 2014 compared to the same period in 2013.

Gross margin for the second quarter 2014 decreased $0.24 million or 11% to $2.01 million or 16.3% of sales compared to $2.25 million or 16.0% in the second quarter 2013. Monitor gross margins decreased by $0.3 million with about three tenths of the decline due to volume and seven tenths due to lower overhead absorption and selling prices. Parts & VGT gross margins increased slightly due to a more favorable parts margin partially offset by lower VGT margin.

Operating expenses decreased $436,000 to $1.78 million in the second quarter 2014 compared to $2.22 million in the second quarter 2013. Operating expenses decreased $148,000 to supporting monitor engineering, $124,000 to support sales, $38,000 for sales commissions, and $127,000 for administrative expenses including bad debt expense in the second quarter 2014 compared to the second quarter 2013. Operating expenses as a percent of sales decreased to 14.4% in the quarter from 15.7% of sales in the same quarter last year.

Operating earnings were $234,000 in the second quarter 2014 compared to $42,000 in the second quarter 2013 resulting in a $192,000 operating earnings increase. This increase was due to significantly lower operating expense for the second quarter this year exceeding the lower sales and margin this year compared to the second quarter last year.

Interest expense was $15,000 in the second quarter 2014 compared to $9,000 in the second quarter 2013 Other income was $7,000 in the second quarter 2014 and zero in the second quarter 2013.

Income tax expense was zero in the second quarter 2014 compared to $2,000 in the second quarter 2013.

Net income was $226,000 in the second quarter 2014 compared to net income of $31,000 in the second quarter 2013. For the second quarter 2014 basic and diluted earnings per share was $0.02 compared to basic and diluted earnings per share of $0.00 in the second quarter 2013.

Six Months Ended June 30, 2014 & 2013

For the first half ended June 30, 2014, net sales decreased $7.3 million or 23% to $24.8 million compared to $32.1 million in the first half 2013. Monitor sales decreased $6.23 million or 36% to $11.12 million in the first half 2014 compared to $17.35 million in the first half 2013 representing 45% of total sales in the 2014 period compared to 54% in 2013. This was due to the total display unit volume decrease of 31 % to 36,800 units in 2014 compared to 53,700 units in 2013 plus an average selling price decrease of 7%. Parts & VGT sales decreased $1.04 million or 7% to $13.72 million in the first half 2014 compared to $14.76 million in the first half 2013 representing 55% of total sales in the 2014 period compared to 46% in 2013. Parts sales increased noticeably off a small base while VGT sales declined in the first half 2014 compared to the same period in 2013.

Gross margin for the first half 2014 decreased $1.1 million or 22% to $4.1 million or 16.4% of sales compared to $5.2 million or 16.2% in the first half 2013. Monitor gross margins decreased by $1.3 million with about four fifths of the decline due to volume and one fifth due to lower overhead absorption and selling prices. Parts & VGT gross margins increased by $0.2 million due to a more favorable product mix with more growth in parts than VGTs.

Operating expenses decreased $862,000 to $3.7 million in the first half 2014 compared to $4.6 million in the first half 2013. Operating expenses decreased $301,000 to supporting monitor engineering, $220,000 to support sales, $135,000 for sales commissions, and $207,000 for administrative expenses including bad debt expense in the first half 2014 compared to the first half 2013. Notwithstanding the operating expense decreases, the lower sales increased operating expenses as a percent of sales to 15.0% in the half 2014 from 14.3% of sales in the same half last year.

Operating earnings were $353,000 in the first half 2014 compared to $628,000 in the first half 2013 resulting in a $275,000 operating earnings decline. This decline was due to significantly lower monitor sales and margins exceeding the operating expense decreases for the first half this year compared to the first half last year.

Interest expense was $31,000 in the first half 2014 compared to $45,000 in the first half 2013 due to very low debt balances. Other income was $13,000 in the first half 2014 and $1,000 expense in the first half 2013.

Income tax expense was $38,000 in the first half 2014 compared to $2,000 in the first half 2013. The Company has available a net operating loss carry forward of approximately $5.0 million as of June 30, 2014.

Net income was $297,000 in the first half 2014 compared to net income of $580,000 in the first half 2013. For the first half 2014 basic and diluted earnings per share was $0.03 compared to basic and diluted earnings per share of $0.05 in the first half 2013.

Strategic Review

On December 4, 2013 the Board of Directors of Wells-Gardner Electronics Corporation authorized management to explore strategic alternatives. The Company has retained El Segundo, California-based Innovation Capital as its financial advisor to conduct a thorough review of the Company’s business and assets and to provide recommendations for consideration by the Wells-Gardner Board of Directors. Management is reviewing the options suggested by Innovation Capital. There can be no assurance that this evaluation process will result in any transaction. Management will report the results of the strategic review at the conclusion of the process.

Outlook

Based on its best estimates and information available at this time, management believes full year 2014 net sales will be in a range between $46 million and $49 million, compared to $57.9 million in full year 2013. Management believes that the first quarter of the year will turn out to be the most challenging of the year, as evidenced by the improved sequential results generated in the just completed second quarter. The sales guidance for the year is based on the assumption that the City of Chicago does not opt in to the VLT program in 2014.

Liquidity & Capital Resources

Net income plus non cash adjustments for the second quarter 2014 was $372,000.

Accounts receivable increased $693,000 to $7,692,000 during the second quarter. Accounts receivable days outstanding increased to 57 days on June 30, 2014 from 51 days at March 31, 2014 due to higher sales late in the second quarter. Inventory decreased by $1,167,000 to $10,174,000 on June 30, 2014. Due to higher monitor sales and lower inventory, days in inventory decreased to 89 days at June 30, 2014 compared to 99 days at March 31, 2014. Prepaid expenses decreased by $141,000 during the second quarter 2014. Accounts payable decreased $1,172,000 in the second quarter 2014 to $3,834,000. Accounts payable days outstanding decreased to 79 days on June 30, 2014 from 82 days at March 31, 2014. Due to subcontractors increased more than due from subcontractors by $98,000 in the second quarter 2014. Accrued expenses increased by $190,000 in the second quarter.

As a result, cash provided by operating activities during the second quarter ended June 30, 2014 was $103,000.

During the second quarter 2014, cash used by investing activities was $4,000 primarily for the purchase of IT software and equipment.

Long-term notes payable increased $132,000 to $232,000 on June 30, 2014 from $100,000 on March 31, 2014. Proceeds from options exercised were zero during the second quarter 2014.

The net increase in cash was $231,000 from March 31, 2014 to June 30, 2014 leaving the Company’s cash balance at $561,000 at June 30, 2014.

Net income plus non cash adjustments for the first half 2014 was $446,000.

Accounts receivable increased $217,000 to $7,692,000 in the first half. Accounts receivable days outstanding increased to 57 days on June 30, 2014 from 50 days at year end 2013 due to high sales late in the second quarter 2014. Inventory decreased by $1,666,000 to $10,174,000 on June 30, 2014. By lowering production volume below recent sales volume, days in inventory decreased to 89 days at June 30, 2014 compared to 95 days at year end 2013. Prepaid expenses decreased by $114,000 during the first half 2014. Accounts payable increased $776,000 in the first half 2014 to $3,834,000. Accounts payable days outstanding increased to 79 days on June 30, 2014 from 40 days at year end 2013. Due to subcontractors decreased more than due from subcontractors by $929,000 in the first half 2014 due to lower production in the first half compared to the last half 2013. Accrued expenses decreased by $372,000 in the first half.

As a result, cash provided by operating activities during the first half ended June 30, 2014 was $1,484,000.

During the first half 2014, cash used by investing activities was $21,000 primarily for the purchase of IT software and equipment.

Long-term notes payable decreased $1,366,000 to $232,000 on June 30, 2014 from $1,598,000 on December 31, 2013. Proceeds from options exercised were $3,000 during the first half 2014.

The net increase in cash was $97,000 from December 31, 2013 to June 30, 2014 leaving the Company’s cash balance at $561,000 at June 30, 2014.

The Company is subject to certain market risks, mainly interest rates. On August 21, 2006, the Company entered into its first credit facility with Wells Fargo Bank NA. On September 15, 2009, the Company amended the term of the credit agreement extending it to August 21, 2013. The amended credit agreement is a $12 million revolving credit facility. The credit facility has several financial covenants including a minimum book net worth, minimum net earnings, maximum capital expenditures and maximum compensation increases. The financial covenants included a provision that any future write off of goodwill will be an add back to the earnings covenants.

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

An adverse change in interest rates during the time that this debt is outstanding would cause an increase in the amount of interest paid. The Company may pay down the loans at any time; however, monthly interest charges are not less than $5,000 per month to termination. All bank debt is due and payable on August 21, 2016. As of June 30, 2014, the Company had total outstanding bank debt of $232,000 at an average interest rate of 3.0%. In addition, the Company pays $19,000 credit insurance on selected foreign receivables.

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

Item 3. Quantitative & Qualitative Disclosures about Market Risk

There have been no material changes to the Company’s market risk during the three months and six months ended June 30, 2014. For additional information on market risk, refer to the “Quantitative and Qualitative Disclosures about Market Risk” section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

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

As of June 30, 2014, the Company had total outstanding bank debt of $232,000 at an average interest rate of 3.0%. The loan is at three month Libor plus 2.75% with a minimum interest charge of $5,000 per month. All of the Company’s debt is subject to variable interest rates at this time. An adverse change in interest rates during the time that this debt is outstanding would cause an increase in the amount of interest paid. If the debt would exceed approximately $1.9 million, then a 100 basis point increase in interest rates would result in additional interest expense recognized in the condensed consolidated financial statements. The Company may make payments towards the loans at any time without penalty.

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

Item 4. Controls & Procedures

The Company has established a Disclosure Committee, which is made up of the Company’s Chief Executive Officer, Chief Financial Officer and other members of management. The Disclosure Committee conducts an evaluation of the effectiveness of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) as of the end of the period covered by this report. While the Company has limited resources and cost constraints due to its size, based on the evaluation required by Rule 13a-15(b), the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this quarterly report has been made known to them. As of June 30, 2014, there have been no known significant changes in internal controls or in other factors that could significantly affect these controls.

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

Refer to the First Quarter, 2014 Form 10-Q filed on May 14, 2014.

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

The following press releases have been issued by the Company during the Company’s six months 2014, which are available on the Company’s website (www.wellsgardner.com) under its Investor Information section:

DATE	TITLE

02/13/14	WELLS-GARDNER REPORTS 2013 YEAR-END FINANCIAL RESULTS

05/08/14	WELLS-GARDNER REPORTS FIRST QUARTER 2014 FINANCIAL RESULTS

08/06/14	WELLS-GARDNER REPORTS SECOND QUARTER AND FIRST HALF 2014 FINANCIAL RESULTS

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WELLS-GARDNER ELECTRONICS CORPORATION

Date:	August 8, 2014	By:
James F. Brace
Executive Vice President,
Chief Financial Officer,
Treasurer & Corporate Secretary