Form 10-Q
period 2014-09-30
AG&E HOLDINGS INC.
filed 2014-11-14
CIK 105608

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2014
or
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____________ to ____________

Commission File Number 1-8250

AG&E Holdings Inc.

(Exact name of registrant as specified in its charter)

Illinois	36-1944630
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

9500 West 55th Street, Suite A, McCook, Illinois	60525-3605
(Address of principal executive offices)	(Zip Code)

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

As of November 10, 2014 approximately 11,724,000 shares of the Common Stock, $1.00 par value of the registrant were outstanding.

AG&E HOLDINGS INC.

FORM 10-Q TABLE OF CONTENTS

For The Three Months and Nine Month Ended September 30, 2014

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

AG&E HOLDINGS INC.

Condensed Consolidated Statements of Earnings (unaudited)

Three Months and Nine Months Ended September 30, 2014 and 2013

	Three Months Ended September 30		Nine Months Ended September 30
	2014	2013	2014	2013
Net sales	$5,261,000	$5,255,000	$18,513,000	$19,925,000
Cost of sales	4,197,000	4,353,000	14,958,000	16,625,000
Gross margin	1,064,000	902,000	3,555,000	3,300,000
Selling & administrative expenses	1,543,000	1,258,000	4,043,000	4,116,000
Goodwill Impairment	1,329,000	0	1,329,000	0
Operating Loss	(1,808,000)	(356,000)	(1,817,000)	(816,000)
Interest expense	15,000	15,000	45,000	60,000
Other income, net	(5,000)	(6,000)	(18,000)	(5,000)
Income tax expense	501,000	0	539,000	1,000
Loss from continuing operations	$(2,319,000)	$(365,000)	$(2,383,000)	$(872,000)
Discontinued Operations:
(Loss) earnings from discontinued operations	(1,450,000)	325,000	(1,089,000)	1,413,000
Loss on sale of assets	(2,145,000)	0	(2,145,000)	0
Discontinued operations, net of income taxes	(3,595,000)	325,000	(3,234,000)	1,413,000
Net (loss) income	$(5,914,000)	$(40,000)	$(5,617,000)	$541,000

Basic earnings per share:
Continuing operations	$(0.20)	$(0.03)	$(0.20)	$(0.07)
Discontinued operations	$(0.30)	$0.03	$(0.28)	$0.12
Net (loss) income per share	$(0.50)	$(0.00)	$(0.48)	$0.05

Diluted earnings per share:
Continuing operations	$(0.20)	$(0.03)	$(0.20)	$(0.07)
Discontinued operations	$(0.30)	$0.03	$(0.28)	$0.12
Net (loss) income per share	$(0.50)	$(0.00)	$(0.48)	$0.05

Basic average common shares outstanding	11,771,286	11,725,944	11,751,673	11,709,446
Diluted average common shares outstanding	11,771,286	11,728,018	11,751,673	11,711,689

See accompanying notes to the unaudited condensed consolidated financial statements

AG&E HOLDINGS INC

Condensed Consolidated Balance Sheets

	Sept 30,	Sept 30,	December 31,
	2014	2013	2013
	(unaudited)	(unaudited)
Assets:
Current assets:
Cash	$6,239,000	$237,000	$464,000
Accounts receivable, net	5,066,000	8,305,000	7,481,000
Accounts receivable, subcontractor	0	3,431,000	4,062,000
Inventory	5,108,000	11,833,000	11,840,000
Current deferred tax asset, net	0	0	170,000
Prepaid expenses & other assets	206,000	903,000	650,000
Total current assets	$16,619,000	$24,709,000	$24,667,000

Property, plant & equipment, net	80,000	181,000	160,000

Other assets:
Deferred tax asset, net	0	469,000	327,000
Other long term receivable	104,000	186,000	231,000
Goodwill	0	1,329,000	1,329,000
Total other assets	104,000	1,984,000	1,887,000
Total assets	$16,803,000	$26,874,000	$26,714,000

Liabilities:
Current liabilities:
Accounts payable	$3,419,000	$6,173,000	$3,058,000
Accounts payable, subcontractor	0	2,980,000	4,046,000
Accrued expenses	2,391,000	1,212,000	1,445,000
Total current liabilities	$5,810,000	$10,365,000	$8,549,000

Long-term liabilities:
Note payable	0	72,000	1,598,000
Total liabilities	$5,810,000	$10,437,000	$10,147,000

Shareholders' Equity:
Common stock: authorized 25,000,000 shares
$1.00 par value; shares issued and outstanding:
11,724,446 shares as of September 30, 2014
11,706,286 shares as of September 30, 2013
11,700,286 shares as of December 31, 2013	$11,724,000	$11,706,000	$11,700,000
Additional paid-in capital	5,165,000	5,162,000	5,157,000
Accumulated deficit	(5,690,000)	(183,000)	(73,000)
Unearned compensation	(206,000)	(248,000)	(217,000)
Total shareholders' equity	10,993,000	16,437,000	16,567,000
Total liabilities & shareholders' equity	$16,803,000	$26,874,000	$26,714,000

See accompanying notes to the unaudited condensed consolidated financial statements

AG&E HOLDINGS INC.

Condensed Consolidated Statements of Cash Flows (unaudited)

Three Months and Nine Months Ended September 30, 2014 and 2013

	Three Months Ended		Nine Months Ended
	Sept 30,	Sept 30,	Sept 30,	Sept 30,
	2014	2013	2014	2013
Cash flows from operating activities:
Net (loss) earnings	$(5,914,000)	$(40,000)	$(5,617,000)	$541,000
Net (loss) earnings from discontinued operations	(3,595,000)	325,000	(3,234,000)	1,413,000
Net loss from continuing operations	$(2,319,000)	$(365,000)	$(2,383,000)	$(872,000)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	9,000	35,000	38,000	104,000
Bad debt expense (recovery)	17,000	(18,000)	28,000	1,000
Amortization of unearned compensation	22,000	23,000	59,000	52,000
Goodwill impairment	1,329,000	0	1,329,000	0
Loss on sale of fixed assets	7,000	0	7,000	0
Decrease (increase) of long term receivable	69,000	(22,000)	127,000	(122,000)
Deferred taxes	497,000	0	497,000	0
Changes in current assets & liabilities
Accounts receivable	290,000	432,000	1,127,000	(514,000)
Inventory	(1,287,000)	(1,752,000)	(1,139,000)	(1,715,000)
Prepaid expenses & other	261,000	67,000	165,000	48,000
Accounts payable	889,000	2,262,000	776,000	1,651,000
Accrued expenses	1,389,000	(61,000)	1,017,000	172,000
Discontinued operations:
Net cash (used in) provided by operating activities	(758,000)	476,000	251,000	4,303,000

Net cash provided by operating activities	$415,000	$1,077,000	$1,899,000	$3,108,000
Cash (provided by) used in investing activities:
Proceeds from sale of discontinued operations	5,500,000	0	5,500,000	0
Additions to plant & equipment	(5,000)	(4,000)	(26,000)	(28,000)
Net cash provided by (used in) investing activities	$5,495,000	$(4,000)	$5,474,000	$(28,000)
Cash provided by (used in) financing activities:
Repayments - note payable	(232,000)	(912,000)	(1,598,000)	(3,629,000)
Issuance (cancellation) restricted shares, options exercised	0	15,000	0	18,000
Net cash used in financing activities	$(232,000)	$(897,000)	$(1,598,000)	$(3,611,000)
Net increase (decrease) in cash	5,678,000	176,000	5,775,000	(531,000)
Cash at beginning of period	561,000	61,000	464,000	768,000
Cash at end of period	$6,239,000	$237,000	$6,239,000	$237,000
Supplemental cash flow disclosure:
Interest paid	16,000	15,000	46,000	60,000
Taxes paid	15,000	0	53,000	2,000

See accompanying notes to the unaudited condensed consolidated financial statements

AG&E HOLDINGS INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

1.     On September 12, 2014, the Company sold its LCD monitor business operations to HT Precision Technologies U.S., Inc. (“HTP”), a wholly owned subsidiary of HT Precision Technologies, Inc. of Taiwan. The Company sold the “Wells-Gardner” brand as part of the sale of the OEM manufacturing business and therefore agreed to change its name to AG&E Holdings Inc, which was approved by the shareholders on October 24, 2014. The Company retained its distribution operations, which operate under the American Gaming & Electronics (“AG&E”) name. The AG&E distribution operations consist of parts, repair and service, and replacement monitor distribution to casinos throughout the United States and Video Gaming Terminals distribution in Illinois. Going forward, the continuing operations portion of the financial statements will reflect only the AG&E distribution operations plus public company and other corporate expenses. The Company’s prior LCD monitor business operations will be shown as discontinued operations.

2.     In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, which are necessary for a fair presentation of the financial position and results of operations for the periods presented. These condensed consolidated financial statements were prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all information or footnotes necessary for a complete presentation in conformity with accounting principles generally accepted in the United States. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes included in the Company's 2013 Annual Report to Shareholders. The results of operations for the three months and nine months ended September 30, 2014 are not necessarily indicative of the operating results for the full year.

3.     Basic earnings per share are based on the weighted average number of shares outstanding whereas diluted earnings per share include the dilutive effect of unexercised common stock equivalents. Potentially dilutive securities are excluded from diluted earnings per share calculations for periods with a net loss.

4.     Revenue from video gaming terminal sales with standard payment terms is recognized upon the passage of title and transfer of the risk of loss. The Company recognizes revenue even if it retains a form of title to products delivered to customers, provided the sole purpose is to enable the Company to recover the products in the event of a customer payment default and the arrangement does not prohibit the customer’s use of the product in the ordinary course of business.

5.     The fair value of the Company’s financial instruments does not materially vary from the carrying value of such instruments.

6.     Certain amounts in previously issued financial statements have been reclassified to conform to the current year’s presentation.

7.     The Company maintains an Incentive Stock Option Plan and a Stock Award Plan under which officers and key employees may acquire up to a maximum of 2,155,028 common shares.

Stock Options

Under the Incentive Stock Option Plan, which expired in 2008, no options have been awarded since 2004. At September 30, 2014 there are no options outstanding as all remaining options expired unexercised in April 2014.

Restricted Shares

All restricted shares granted are governed by the Company’s Stock Award Plan, which was approved by shareholders in 2000. As of September 30, 2014, 151,690 restricted shares are outstanding on a dividend adjusted basis. The employees will earn the restricted shares in exchange for services to be provided to the Company over a three-year or five-year vesting period. Total unrecognized compensation cost related to unvested stock awards is approximately $206,000 and is expected to be recognized over a weighted average period of 2.5 years.

The following table summarizes information regarding Restricted Share activity for the nine months ending September 30, 2014:

	Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2013	147,130	$2.16
Granted	71,000	$1.78
Vested	(19,600)	$2.22
Forfeited	(46,840)	$2.01
Unvested, September 30, 2014	151,690	$2.02

8.     Our inventory detail as of September 30, 2014, September 30, 2013 and December 31, 2013 was as follows:

	September 30,	September 30,	December 31,
(in $000's)	2014	2013	2013
	(unaudited)	(unaudited)
Inventory:
Raw materials	$674	$2,690	$3,009
In transit finished goods	0	1,570	2,291
Finished goods	4,434	7,573	6,540
Total	$5,108	$11,833	$11,840

9.     As of September 30, 2014, the Company had no outstanding bank debt. On October 30, 2014, the Company terminated the credit facility with Wells Fargo Bank. As a result of having zero debt on September 30, 2014 and the cancellation of the line of credit, the Company does not have any bank covenants for the 3rd quarter 2014.

10.     An income tax valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The net change in the valuation allowance for the nine months ended September 30, 2014 was an increase of $2,944,000 to recognize the increase in deferred tax assets during the first nine months. The net deferred tax asset of $0 as of September 30, 2014 represents the Company’s uncertainty that a profit will be generated over the next twelve to eighteen months which would allow the Company to use a portion of the current net operating loss carry forwards. As of December 31, 2013, the Company has net operating loss carry forwards for Federal income tax purposes of approximately $4,933,000, which are available to offset future Federal taxable income, if any, that begin to expire in 2021. The Company also has a net operating loss carry forward for Illinois state income tax purposes of approximately $5,823,000 as of December 31, 2013. The Company also has alternative minimum tax credit carry forwards of approximately $136,000, which are available to reduce future Federal regular income taxes, if any, over an indefinite period. No unrecognized tax benefits are set to expire in the next twelve months that may have an impact upon the Company’s effective tax rate. The Company files tax returns in the U.S. federal jurisdiction and various state jurisdictions. The tax years 2011, 2012 and 2013 remain open to examinations. Our policy is to recognize interest and penalties related to uncertain tax positions in income tax expense. During the six months ended September 30, 2014, the Company did not recognize expense for interest or penalties related to income tax, and do not have any amounts accrued at September 30, 2014, as the Company does not believe it has taken any uncertain income tax positions.

11.    The Company’s goodwill resulting from its purchase of American Gaming and Electronics, Inc. (AGE) is tested for impairment at least annually, which the Company does in the fourth quarter or more often if circumstances warrant.  The Company reviewed its future projections for the AGE distribution operations at the end of the third quarter 2014.  It now appears that Chicago will not approve VGTs for the foreseeable future and that no new states will be added until at least the second half of 2016 or sometime in 2017.  AG&E also has higher operating expense, since it will be absorbing all the public company and other corporate expense previously charged to its discontinued operations.  By utilization of a discounted cash flow analysis which takes into account projected sales and expenses, the Company determined that the AGE goodwill was impaired, which resulted in a charge to the third quarter of $1.33 million.

12.     Recently issued accounting pronouncements - In May 2014, the Financial Accounting Standards Board (FASB) issued guidance on the recognition of revenue from contracts with customers. Revenue recognition will depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance also requires disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The guidance permits two methods of adoption: retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application. The guidance is effective January 1, 2017 and early adoption is not permitted. The company is currently evaluating the impact of the new guidance and the method of adoption in the consolidated financial results.

13.     Discontinued Operations - On September 12, 2014, the Company sold its LCD monitor business operations to HT Precision Technologies U.S., Inc. (“HTP”), a wholly owned subsidiary of HT Precision Technologies, Inc. of Taiwan for approximately $7.0 million in cash ($5.5 million cash received as of September 30, 2014). Due to the divestiture of the LCD business, reporting of this business has been included in discontinued operations for all periods presented.

The following amounts related to the discontinued operations were derived from historical financial information and have been segregated from continuing operations and reported as discontinued operations in the Condensed Consolidated Statement of Earnings:

	Three Months Ended September 30		Nine Months Ended September 30
	2014	2013	2014	2013
Net sales	$2,915,000	$6,991,000	$14,498,000	$24,428,000

(Loss) earnings from discontinued operations	(1,450,000)	325,000	(1,089,000)	1,413,000
Loss on sale of assets	(2,145,000)	0	(2,145,000)	0
Discontinued operations, net of income taxes	(3,595,000)	325,000	(3,234,000)	1,413,000

14.     The Company has evaluated subsequent events through the date the condensed consolidated financial statements were issued for the nine months ended September 30, 2014.

Item 2. Management's Discussion & Analysis of Financial Condition & Results of Operations

On September 12, 2014, the Company sold its LCD monitor business operations to HT Precision Technologies U.S., Inc. (“HTP”), a wholly owned subsidiary of HT Precision Technologies, Inc. of Taiwan. The parent of HTP was the Company’s largest subcontractor assembling the majority of the Company’s LCD monitors in Qingxi, Guangdong, China. The LCD monitor business operations were responsible for the design, manufacturing, sales and OEM distribution of the Company’s LCD monitors.

The Company sold the “Wells-Gardner” brand as part of the sale of the OEM manufacturing business and therefore agreed to change its name to AG&E Holdings Inc, which was approved by the shareholders on October 24, 2014. The Company retained its distribution operations, which operate under the American Gaming & Electronics (“AG&E”) subsidiary. The AG&E distribution operations consist of parts, repair and service, and replacement monitor distribution to casinos throughout the United States and Video Gaming Terminals distribution in Illinois.

Going forward, the continuing operations portion of the financial statements will reflect only the AG&E distribution operations plus public company and other corporate expenses. The Company’s prior LCD monitor business operations will be shown as discontinued operations.

Three Months Ended September 30, 2014 & 2013

For the third quarter ended September 30, 2014, net sales from continuing operations were $5.3 million, the same as for the third quarter last year. Parts sales increased noticeably off a small base, while VGT sales declined modestly in the third quarter 2014 compared to the same period in 2013.

Gross margin for the third quarter 2014 increased $162,000 or 18% to $1.06 million or 20.2% of sales compared to $0.9 million or 17.2% in the third quarter 2013. Parts & VGT gross margins both increased in the quarter compared to last year.

Operating expenses increased $285,000 to $1.54 million in the third quarter 2014 compared to $1.26 million in the third quarter 2013. The operating expense increase was primarily due to corporate severance expense associated with the sale of the LCD business that cannot be attributed to the discontinued operations. As a result, operating expenses as a percent of sales increased to 29.3% in the quarter from 23.9% of sales in the same quarter last year.

Operating loss before goodwill impairment was a loss of $(479,000) in the third quarter 2014 compared to a loss of $(356,000) in the third quarter 2013.

In addition, the Company reviewed its future projections for the AGE distribution operations. It now appears that the City of Chicago will not approve VGTs for the foreseeable future and that no new states will be added until at least the second half of 2016 or sometime in 2017. AG&E also has higher operating expense, since it will be absorbing all the public company and other corporate expense previously charged to its discontinued operations. As a result, the Company determined that the AGE goodwill was impaired, which resulted in a charge to the third quarter of $1.33 million.

Loss from continuing operations was $1.81 million in the third quarter 2014 compared to an operating loss of $356,000 in the third quarter 2013 resulting in a $1.45 million operating earnings decrease.

Interest expense was $15,000 in the third quarter 2014 compared to $15,000 in the third quarter 2013. Other income was $5,000 in the third quarter 2014 and $6,000 in the third quarter 2013.

Income tax expense was $0.5 million in the third quarter 2014 compared to zero in the third quarter 2013. The large income tax expense increase was due to the Company determining its future profit would not support the deferred tax asset of $497,000, which therefore needed to be expensed in the quarter.

Loss from continuing operations was a $(1.8) million in the third quarter 2014 compared to a loss of $(0.36) million in the third quarter 2013. For the third quarter 2014 basic and diluted loss per share from continuing operations was $(0.20) compared to basic and diluted loss per share of $(0.03) in the third quarter 2013.

The results for discontinued operations are shown as one line item on the income statement. Results for discontinued operations were as follows.

For the third quarter ended September 30, 2014, net sales from discontinued operations decreased $4.1 million or 58% to $2.9 million compared to $7.0 million in the third quarter 2013. Lower monitor unit sales accounted for the almost all the decrease in the third quarter 2014 net sales compared to the third quarter 2013. This was due to the display unit volume decrease of 11,800 units or 57% to 9,000 units in 2014 compared to 20,800 units in 2013.

Discontinued operations gross margin for the third quarter 2014 decreased $451,000 or 44% to $582,000 or 20.0% of sales compared to $1,033,000 or 14.8% in the third quarter 2013. The monitor gross margin decrease was almost entirely due to lower unit volume, partially offset by favorable inventory adjustments normally recorded at year end.

Discontinued operations operating expenses decreased $259,000 to $449,000 in the third quarter 2014 compared to $708,000 in the third quarter 2013. Discontinued operating expense now only include engineering and sales expenses and exclude public company and other corporate expense, which is shown in AGE continuing operations.

Discontinued operating (loss) earnings decreased $192,000 to $133,000 in the third quarter 2014 compared to $325,000 in the third quarter 2013.

In addition, the company recorded $1,583,000 of transaction costs associated with the sale of the LCD monitor business operations and a $2,145,000 loss on sale of assets of the LCD monitor business operations.

As a result, the total discontinued operations (loss) earnings was $(3,595,000) for the third quarter 2014 compared to discontinued operations (loss) earnings of $325,000 for the third quarter 2013.

Net (loss) earnings including discontinued operations was $(5,914,000) loss for the third quarter 2014 compared to $(40,000) loss for the third quarter 2013. For the third quarter 2014 basic and diluted loss per share including discontinued operations were $(0.50) compared to basic and diluted loss per share of $(0.00) in the third quarter 2013.

Nine Months Ended September 30, 2014 & 2013

For the nine months ended September 30, 2014, net sales from continuing operations decreased $1.4 million or 7% to $18.5 million compared to $19.9 million in the nine months 2013. Parts sales increased off a small base, while VGT sales declined modestly in the nine months 2014 compared to the same period in 2013.

Gross margin for the nine months 2014 increased $255,000 or 8% to $3.55 million or 19.2% of sales compared to $3.3 million or 16.6% in the nine months 2013. The increase in parts gross margin accounted for the entire increase compared to last year, partially offset by a small decline in VGT gross margin.

Operating expenses decreased $73,000 to $4.04 million in the nine months 2014 compared to $4.12 million in the nine months 2013. Operating expenses as a percent of sales increased to 21.8% in the quarter from 20.7% of sales in the same quarter last year due to the lower sales this year having a greater impact than the decrease in operating expenses.

Operating (loss) earnings before goodwill impairment were a loss of $(488,000) in the nine months 2014 compared to a loss of $(816,000) in the nine months 2013.

In addition, the Company reviewed its future projections for the AGE distribution operations. As a result, the Company determined that the AGE goodwill was impaired, which resulted in a charge to the nine months of $1.33 million.

Loss from continuing operations was $1.8 million in the nine months 2014 compared to an operating loss of $0.8 million in the nine months 2013 resulting in a $1.0 million operating earnings decrease.

Interest expense was $45,000 in the nine months 2014 compared to $60,000 in the nine months 2013. Other income was $18,000 in the nine months 2014 and $5,000 in the nine months 2013.

Income tax expense was $539,000 in the nine months 2014 compared to $1,000 in the nine months 2013. The large income tax expense increase was due to the Company determining its future profit would not support the deferred tax asset of $497,000.

Loss from continuing operations was $(2.4) million in the nine months 2014 compared to net loss of $(0.9) million in the nine months 2013. For the nine months 2014 basic and diluted loss from continuing operations per share was $(0.20) compared to basic and diluted loss per share of $(0.07) in the nine months 2013.

The results for discontinued operations are shown as one line item on the income statement. Results for discontinued operations were as follows.

For the nine months ended September 30, 2014, discontinued operations net sales decreased $9.93 million or 41% to $14.5 million compared to $24.4 million in the nine months 2013. Monitor sales declined over $10 million while OEM parts sales increased modestly. This was due to the display unit volume decrease of 28,400 units or 39% to 44,200 units in 2014 compared to 72,600 units in 2013 plus an average selling price decrease of 8%.

Discontinued operations gross margin for the nine months 2014 decreased $1.68 million or 44% to $2.17 million or 15.0% of sales compared to $3.85 million or 15.8% in the nine months 2013. The gross margin decrease was almost entirely due to lower unit volume, partially offset by favorable inventory adjustments normally recorded at year end and higher OEM parts margin.

Discontinued operating expenses decreased $0.76 million to $1.68 million in the nine months 2014 compared to $2.44 million in the nine months 2013. Discontinued operating expense now only include engineering and sales expenses and exclude public company and other corporate expense, which is shown in AGE continuing operations.

Discontinued operating (loss) earnings decreased $0.9 million to $0.5 million in the nine months 2014 compared to $1.4 million in the nine months 2013.

In addition, the company recorded $1,583,000 of transaction costs associated with the sale and a $2,145,000 loss on sale of the assets of the LCD monitor business operations.

As a result, the total net (loss) earnings was $(5.62 million) for the nine months 2014 compared to total net (loss) earnings of $0.54 million for the nine months 2013. For the nine months 2014 basic and diluted total loss per share was $(0.48) compared to basic and diluted earnings per share of $0.05 in the nine months 2013.

Strategic Review

The Board of Directors and management of AG&E Holdings Inc. are continuing to review strategic options with its financial advisor, Innovation Capital, with the goal of maximizing shareholder value. In addition to the Company continuing on as an independent public company, a number of options are being explored, including the acquisition of a business to expand the Company’s parts distribution business to the gaming industry; the potentiality of being acquired by another public or private company; the potentiality of being taken private by a private equity partner; or other potential transactions that could measurably enhance shareholder value. While there can be no assurance that a transaction of any sort may occur, management and the Company’s Board of Directors are dedicated to seriously considering any realistic transaction that the strategic review may reveal that will accrue to the benefit of the Company’s loyal shareholders.

Outlook

Based on its best estimates and information available at this time, management believes full year 2014 net sales for continuing operations will be approximately $23 million, compared to $28.2 million in full year 2013.

Liquidity & Capital Resources

For the third quarter 2014, net (loss) income plus loss from discontinued operations resulted in net (loss) earnings from continuing operations of $(2,319,000). Net (loss) earnings from continuing operations plus non cash adjustments for the third quarter 2014 was $(369,000).

For continuing operations, accounts receivable decreased $290,000 to $5,066,000 during the third quarter. Accounts receivable days outstanding was 57 days on September 30, 2014 the same as on June 30, 2014. Inventory increased by $1,287,000 to $5,108,000 on September 30, 2014. Days in inventory increased to111 days at September 30, 2014 compared to 89 days at June 30, 2014. This increase was due to lower VGT sales in the third quarter compared to the second quarter and higher parts inventory for new product lines. Prepaid expenses decreased by $261,000 during the third quarter 2014. Accounts payable increased $889,000 in the third quarter 2014 to $3,419,000. Accounts payable days outstanding decreased to 60 days at September 30, 2014 compared to 79 days on June 30, 2014. Accrued expenses increased by $1,389,000 in the third quarter for transaction costs associated with the sale of the LCD monitor business.

For discontinued operations, cash used by operating activities was $2,145,000 due to the loss on disposal of assets, while cash provided by discontinued operations operating activities was $1,387,000.

As a result, net cash provided by operating activities during the third quarter ended September 30, 2014 was $415,000.

During the third quarter 2014, cash provided from the sale of discontinued operations was $5,500,000, which was slightly offset with cash used by investing activities of $5,000 primarily for the purchase of IT software and equipment.

Cash used in financing activities to repay long-term notes payable was $232,000 during the third quarter. Cancellations of stock awards were cashed used in financing activities of$29,000 during the third quarter 2014.

The net increase in cash was $5,678,000 from June 30, 2014 to September 30, 2014 leaving the Company’s cash balance at $6,239,000 at September 30, 2014.

For the nine months 2014, net (loss) income plus loss from discontinued operations resulted in net (loss) earnings from continuing operations of $(2,383,000). Net (loss) earnings from continuing operations plus non cash adjustments for the nine months 2014 were $(298,000).

Accounts receivable decreased $1,127,000 to $5,066,000 for the nine months. Accounts receivable days outstanding increased to 57 days on September 30, 2014 compared to 50 days at year end 2013 due to slower collections on VGTs from the financing sources. Inventory increased by $1,139,000 to $5,108,000 on September 30, 2014. Days in inventory increased to 111 days at September 30, 2014 compared to 95 days at year end 2013. This increase was due to lower VGT sales in the third quarter 2014 compared to the fourth quarter 2013 and higher parts inventory for new product lines. Prepaid expenses decreased by $165,000 during the nine months 2014. Accounts payable increased $776,000 in the nine months 2014 to $3,419,000. Accounts payable days outstanding increased to 60 days on September 30, 2014 from 40 days at year end 2013. Accrued expenses increased by $1,017,000 in the nine months for transaction costs associated with the sale of the LCD monitor business.

For discontinued operations, cash used by operating activities was $2,145,000 due to the loss on disposal of assets, while cash provided by discontinued operations operating activities was $2,396,000.

As a result, net cash provided by operating activities during the nine months ended September 30, 2014 was $1,899,000.

For the nine months 2014, cash provided from the sale of discontinued operations was $5,500,000, which was slightly offset with cash used by investing activities of $26,000 primarily for the purchase of IT software and equipment.

Cash used in financing activities to repay long-term notes payable was $1,598,000 during the nine months 2014. Cancellations of stock awards were cashed used in financing activities of$29,000 during the third quarter 2014.

The net increase in cash was $5,775,000 from December 31, 2013 to September 30, 2014 leaving the Company’s cash balance at $6,239,000 at September 30, 2014.

On August 21, 2006, the Company entered into its original credit facility with Wells Fargo Bank NA. The credit facility has several financial covenants including a minimum book net worth, minimum net earnings, maximum capital expenditures and maximum compensation increases. The credit agreement was amended six times during the eight plus year life of the facility. The amendments changed the earnings covenant three times, changed the interest rate two times, dropped the minimum book net worth covenant, provided for a write off of goodwill, reduced the borrowing base block, and added a basket to provide for stock buybacks or small acquisitions. The facility provided that the Company may pay down the loans at any time with no penalty after the first three years. On October 30, 2014, the Company terminated the credit facility.

The Company terminated all its union employees as part of the sale of its LCD monitor business operations. The union uses a multi employer pension fund to provide retirement benefits to its members. The Company’s share of the pension fund underfunding liability creates a potential liability to the Company of $2.1 million. However, the Pension Benefit Guaranty Corporation Act specifies a maximum liability using the three highest contribution amount years in the last ten years. Therefore, the Company’s maximum liability to this pension plan is approximately $1.2 million payable in quarterly installments over twenty years. The Company has provided an estimated provision in the recorded transaction costs for its discontinued operations based upon the net present value of its maximum multi employer pension liability.

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

Item 3. Quantitative & Qualitative Disclosures about Market Risk

There have been no material changes to the Company’s market risk during the three months and nine months ended September 30, 2014. For additional information on market risk, refer to the “Quantitative and Qualitative Disclosures about Market Risk” section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

The Company is subject to certain market risks. As of September 30, 2014, the Company had NO outstanding bank debt. The Company is exposed to credit risk on certain assets, primarily accounts receivable. The currency risk is minimal as substantially all of the Company’s sales are billed in US dollars. The Company provides credit to customers in the ordinary course of business and performs ongoing credit evaluations. Concentrations of credit risk with respect to trade receivables are limited except for the Company’s largest customers.

Item 4. Controls & Procedures

The Company has established a Disclosure Committee, which is made up of the Company’s Chief Executive Officer, Chief Financial Officer and other members of management. The Disclosure Committee conducts an evaluation of the effectiveness of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) as of the end of the period covered by this report. While the Company has limited resources and cost constraints due to its size, based on the evaluation required by Rule 13a-15(b), the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this quarterly report has been made known to them. As of September 30, 2014, there have been no known significant changes in internal controls or in other factors that could significantly affect these controls.

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

Item 5. Other Information

Submission of Matters to a Vote of Security Holders

Refer to the First Quarter, 2014 Form 10-Q filed on May 14, 2014.

Refer to the Form 8-K filed on October 28, 2014 regarding the special meeting of shareholders to change the Company’s name from “Wells Gardner Electronics Corporation” to “AG&E Holdings Inc.”

Material Changes to Procedures by Which Security Holders Recommend Nominees

NONE

Item 6. Exhibits

(a).	Exhibits:

	Exhibit 10.1	-	Asset Purchase Agreement between Wells-Gardner Electronics Corporation, as Seller And HT Precision Technologies U.S., Inc., as Purchaser dated as of September 12, 2014

	Exhibit 10.2	-	Payoff Letter between Wells Gardner Electronics Corporation and Wells Fargo Bank NA dated October 30, 2014

	Exhibit 31.1	-	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	Exhibit 31.2	-	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	Exhibit 32.1	-	Statement of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

	Exhibit 101.INS	-	XBRL Instance Document

	Exhibit 101.SCH	-	XBRL Taxonomy Extension Schema

	Exhibit 101.CAL	-	XBRL Taxonomy Extension Calculation Linkbase

	Exhibit 101.DEF	-	XBRL Taxonomy Extension Definition Linkbase

	Exhibit 101.LAB	-	XBRL Taxonomy Extension Label Linkbase

	Exhibit 101.PRE		XBRL Taxonomy Extension Presentation Linkbase

(b).	Press Releases:

The following press releases have been issued by the Company during the Company’s nine months 2014, which are available on the Company’s website (www.wellsgardner.com) under its Investor Information section:

DATE	TITLE

02/13/14	WELLS-GARDNER REPORTS 2013 YEAR-END FINANCIAL RESULTS

05/08/14	WELLS-GARDNER REPORTS FIRST QUARTER 2014 FINANCIAL RESULTS

08/06/14	WELLS-GARDNER REPORTS SECOND QUARTER AND FIRST HALF 2014 FINANCIAL RESULTS

09/15/14	WELLS-GARDNER SELLS ASSETS OF LCD BUSINESS TO HT PRECISION TECHNOLOGIES U.S., INC.

09/25/14	WELLS-GARDNER TO AFFECT CFO TRANSITION

10/27/14	WELLS-GARDNER ELECTRONICS CORPORATION GRANTED SHAREHOLDER APPROVAL TO CHANGE CORPORATE NAME TO AG&E HOLDINGS INC. EFFECTIVE IMMEDIATELY

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AG&E HOLDINGS INC.

Date: November 17, 2014

By:	/s/ Renee Zimmerman
Renee Zimmerman
Senior Vice President,
Chief Financial Officer,
Treasurer & Corporate Secretary