Form 10-K
period 2014-12-31
AG&E HOLDINGS INC.
filed 2015-03-23
CIK 105608

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

Commission File Number 001-8250

AG&E HOLDINGS INC

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the registrant’s voting stock held by non-affiliates of the registrant (assuming for the purposes hereof, that directors, executive officers and 10% or greater stockholders of the registrant are affiliates of the registrant), based upon the closing sale price of the registrant’s Common Stock on March 9, 2015 was approximately $10,044,000.

The number of shares of the registrant’s Common Stock outstanding as of March 9, 2015, was approximately 11,680,000.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Annual Report to Shareholders for the year ended December 31, 2014 are incorporated into Part II of this Report on Form 10-K and filed as Exhibit 13.0 hereto. Portions of the Registrant’s definitive Proxy Statement relating to the Registrant’s 2015 Annual Meeting of Shareholders to be filed hereafter are incorporated into Part III of this Report on Form 10-K.

As used in this Annual Report on Form 10-K, the terms “we,” “us,” “our” and “the Company” mean AG&E Holdings Inc, an Illinois corporation, and its subsidiaries, unless the context indicates a different meaning, and the term “common stock” means our common stock, $1.00 par value per share.

PART I

Item 1. BUSINESS

OVERVIEW

Founded in 1925 as an Illinois corporation, the Company has been a global distributor and manufacturer of liquid crystal display (LCD) video monitors and other related parts for a variety of markets including, but not limited to, gaming machine manufacturers, coin-operated video game manufacturers and other display integrators.

The Company’s common stock is publicly traded on the NYSE MKT exchange under the symbol “WGA.”

DEVELOPMENTS

On September 12, 2014, however, the Company sold its LCD monitor business operations and changed its name to AG&E Holdings Inc.

The Company retained its distribution operations, which operate under the American Gaming & Electronics (“AG&E”) name. The AG&E distribution operations consist of parts, repair and service, and replacement monitor distribution to casinos throughout the United States and video gaming terminals (VGTs) distribution in Illinois.

Going forward, the continuing operations portion of our financial statements will reflect only the AG&E distribution operations plus public company and other corporate expenses. The Company’s prior LCD monitor business operations will be shown as discontinued operations.

PRODUCTS

The Company’s primary business is the distribution and service of electronic components which consist of LCD displays, gaming supplies and components and the distribution of VGTs in Illinois. These video products, gaming parts and services, and VGTs accounted for all of our revenue in 2014, 2013, and 2012.

MARKETING AND SALES

The Company sells products throughout the world. The Company maintains its own internal sales staff for a majority of its sales for products and for repair and service of its products.

The Company’s business is generally not seasonal, but sales generally are a little higher the first half of the year and a little lower the second half of the year.

The Company believes it has no unique or unusual practices or policies relating to working capital items and believes its practices are consistent with other comparable companies in its served markets. The Company believes that its financial requirements during the foreseeable future can be met with funds on hand and generated from operating activities.

The Company’s largest customer in the continuing operations accounted for 10%, 17% and 10% of total revenues in 2014, 2013 and 2012, respectively, and 10% and 16% of total accounts receivable as of December 31, 2014 and December 31, 2013, respectively. The second largest customer accounted for 8%, 7% and 12% of the total revenue in 2014, 2013 and 2012 respectively, and 0% and 4% of the total accounts receivable as of December 31, 2014 and December 31, 2013 respectively. No other customer accounted for more than 10% of sales in 2014, 2013 or 2012.

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

Our efforts to comply with federal, state and local laws and regulations applicable to the discharge of materials into the environment, or otherwise relating to the protection of the environment, has had no material effect upon our capital expenditures, earnings and competitive position.

As of December 31, 2014, the Company employed a total of approximately 27 full time and 1 part-time employees at all its locations. The Company believes its relationship with its employees is satisfactory.

Available Information

The Company files reports with the Securities and Exchange Commission (the “SEC”) and files all required reports under the Exchange Act of 1934, as amended (the “Exchange Act”). We make available, free of charge, on our Internet website (www.agegaming.com), our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with SEC.

In addition, the reports we file with the SEC are available at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at http://www.sec.gov.

Item 1A. RISK FACTORS RELATED TO OUR BUSINESS AND INDUSTRY

The loss or interruption of supply from our key parts suppliers could limit our ability to distribute our products.

We purchase certain products from various suppliers, some of which are located outside of the United States. Any loss or interruption of supply from our key parts suppliers may require us to find new suppliers. The number of suppliers for certain electronic components is limited. We could experience delays while we seek new suppliers and could have difficulty finding new suppliers, which would substantially impair our operating results and business.

The loss of the Illinois VGT contract with GTech would reduce our revenues and our profitability.

We currently have an exclusive contract to distribute VGT’s in Illinois for Gtech. This exclusive contract is scheduled to expire on June 15, 2015. If the contract is not renewed, we will no longer be able to sell Spielo VGT’s in Illinois which will significantly reduce our revenues and profitability. As part of this relationship, we hold approximately $3.5 million in VGT inventory, which if the contract is not renewed, will need to be sold or liquidated. There can be no assurance as to the amount which we could receive if liquidated.

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

Our Illinois VGT customers require significant financing in order to purchase our VGT equipment. Due to the high initial cost of VGT equipment, approximately 75% of our sales are dependent upon their ability to obtain financing. We have been successful to date in helping them to obtain financing from the equipment supplier and other independent sources, such as Firestone Financial. However, there is no certainty that we will be able to continue to receive adequate additional financing for our VGT customers in the future.

The gaming business is heavily regulated and we depend on our ability to obtain/maintain regulatory approvals.

Nearly all of the jurisdictions in the United States require licenses, permits, documentation of qualification, including evidence of financial stability, and other forms of approval for distributors of gaming equipment and supplies and for their key personnel. The revocation or denial of a license in a particular jurisdiction could adversely affect our ability to obtain or maintain licenses in other jurisdictions. In addition, laws and regulations applicable to our business could be changed or repealed. These changes could affect our business and results of operations.

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

Our customers’ business (and their customers’ business) might decline more than we or our customers are forecasting making it difficult for us to reduce our expenses as fast as our sales decline. Although the Company strives to keep our expenses in line with current sales, we could experience periods where the sales decline occurs so rapidly that we are unprofitable for a period of time.

Item 1B. UNRESOLVED STAFF COMMENTS

None.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Because we want to provide you with more meaningful and useful information, this Annual Report on Form 10-K includes forward-looking statements that reflect our current expectations and projections about our future results, performance, prospects and opportunities. You can find many of these statements by looking for words such as “may,” “will,” “expect,” “anticipate,” “believe,” “intend,” “estimate” and similar expressions. These forward-looking statements are based on information currently available to us and are subject to a number of risks, uncertainties and other factors that could cause our actual results, performance, prospects or opportunities in 2015 and beyond to differ materially from those expressed in, or implied by, these forward-looking statements. These risks, uncertainties and other factors include but are not limited to the factors described under the heading “Risk Factors” above. We caution you not to place undue reliance on any forward-looking statements. Except as otherwise required by federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, changed circumstances or any other reason after the date of this Annual Report on Form 10-K.

Item 2. PROPERTIES

The Company leases its headquarters which are located at 9500 West 55th Street, Suite A, McCook, Illinois 60525. The Company’s leased McCook facility has approximately 104,000 square feet of floor space. There is excess, unused space of approximately 23,000 square feet. The Company’s McCook facility lease expires on April 30, 2016. The Company also has other leased facilities to support its operations in Nevada, New Jersey and Florida.

Item 3. LEGAL PROCEEDINGS

As the Company sells its products and services to a broad customer base, from time to time it may be named in legal proceedings. The Company aggressively reviews all claims on a timely basis and in the opinion of management, any currently pending legal claims against the Company have no basis and no loss contingency reserves have been established.

Item 4. MINE SAFTETY DISCLOSURES

Not Applicable.

PART II

Item 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES,

The information required by this Item is set forth in Exhibit 13.0 hereto, the Company’s Annual Report to Shareholders for the year ended December 31, 2014, under the caption “Common Share Market Price,” which information is incorporated herein by reference.

During the fiscal year covered by this Annual Report on Form 10-K, we have not repurchased any shares of our common stock or sold any unregistered securities.

Item 6. SELECTED FINANCIAL DATA

Not applicable.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information required by this Item is set forth in Exhibit 13.0 hereto, the Company’s Annual Report to Shareholders for the year ended December 31, 2014, under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section, which information is incorporated herein by reference.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial statements together with the notes thereto are set forth in Exhibit 13.0 hereto, the Company’s Annual Report to Shareholders for the year ended December 31, 2014, which information is incorporated herein by reference:

-	Consolidated Balance Sheets as of December 31, 2014 and 2013
-	Consolidated Statements of Operations for years ended December 31, 2014, 2013, and 2012
-	Consolidated Statements of Shareholders’ Equity for years ended December 31, 2014, 2013, and 2012
-	Consolidated Statements of Cash Flows for years ended December 31, 2014, 2013, and 2012
-	Notes to the Consolidated Financial Statements
-	Independent Auditors’ Reports

Quarterly financial data for the four quarters ended December 31, 2014 and 2013 are set forth in Exhibit 13.0 hereto in Note 12 of “Notes to the Consolidated Financial Statements” as part of the Company’s Annual Report to Shareholders for the year ended December 31, 2014, which information is incorporated herein by reference.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

The Company maintains internal controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) designed to provide reasonable assurance that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. These include controls and procedures designed to ensure that this information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Our Disclosure Committee, which is made up of the Company’s Chief Executive Officer, Chief Financial Officer and other management staff meets on a quarterly basis and has overview responsibility for these controls and procedures. The Disclosure Committee conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2014.

Based on the evaluation, the Disclosure Committee concluded that as of December 31, 2014, the Company’s disclosure controls are not effective due to the material weakness described in "Management's Annual Report on Internal Control over Financial Reporting."

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

The Company's Chairman, President and Chief Executive Officer, its Senior Vice President and Chief Financial Officer, and other members of the Disclosure Committee conducted an assessment of the effectiveness of the Company's internal control over financial reporting. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework.

Based on such assessment, the Company's Disclosure Committee has concluded that, as of December 31, 2014, the Company’s internal control over financial reporting was not effective due to a material weakness in our internal control over financial reporting as of December 31, 2014, with respect to segregation of duties and related information technology controls regarding user access and change management activities. Specifically, the controls were not designed to provide reasonable assurance that incompatible access within the system, including the ability to record financial and accounting transactions, was appropriately segregated. The controls in question and possible solutions are currently being reviewed by the Company.

There have been no changes in the Company’s internal controls and procedures during the fiscal quarter ended December 31, 2014, that has materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. OTHER INFORMATION

None

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this Item is incorporated by reference under the captions “Election of Directors”, “Executive Officers”, “Section 16(a) Beneficial Ownership Reporting Compliance”, “Committees of the Board of Directors”, "Audit Committee" and “Notice of Business to be Conducted at a Special or Annual Meeting” in the Company’s definitive Proxy Statement related to its 2015 Annual Meeting of Shareholders (the “Proxy Statement”).

The Company maintains a Code of Business Conduct & Ethics including a Whistleblower Policy governing the behavior of the Company’s employees, including its Executive and Corporate Officers, which is available for review on the Company’s website (www.agegaming.com) under its Investor Relations Corporate Governance section.

Item 11. EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference under the captions “2014 Summary Compensation Table”, “2014 Outstanding Equity Awards at Fiscal Year-End Table”, “Potential Payments Upon the Termination or Change in Control” and “2014 Director Compensation Table” in our Proxy Statement.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated by reference under the caption “Securities Beneficially Owned by Principal Shareholders and Management” in our Proxy Statement and in Exhibit 13.0 hereto, the Company’s Annual Report to Shareholders for the year ended December 31, 2014, and in Note 6 of “Notes to the Consolidated Financial Statements.”

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The Information required by this Item is incorporated by reference under the captions “Certain Transactions with Management” and “Committees of the Board of Directors” in our Proxy Statement.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated by reference under the caption “Report of the Audit Committee” and “Independent Certified Public Accountants” in our Proxy Statement.

PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1) The following financial statements required by Part II, Item 8 of this annual report and are included in Exhibit 13.0 hereto:

-	Consolidated Balance Sheets as of December 31, 2014 and 2013

-	Consolidated Statements of Operations for years ended December 31, 2014, 2013, and 2012

-	Consolidated Statements of Shareholders’ Equity for years ended December 31, 2014, 2013, and 2012

-	Consolidated Statements of Cash Flows for years ended December 31, 2014, 2013, and 2012

-	Notes to the Consolidated Financial Statements

-	Independent Auditors’ Reports

(3) (c) The following exhibits are incorporated by reference or filed herewith:

3.1	Articles of Incorporation of the Company, as amended, filed as Exhibit 3.1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 1994 and incorporated herein by reference.

3.2

Articles of Amendment to the Company’s Articles of Incorporation dated October 24, 2014, filed as Exhibit 3.1 of the Company’s Current Report on Form 8-K dated October 28, 2014 and incorporated herein by reference.

3.3

By-Laws of the Company, as amended and restated and in force February 18, 2010, filed as Exhibit 3.2 of the Company’s Current Report on Form 8-K dated February 23, 2010 and incorporated herein by reference.

3.4

First Amendment to the By-Laws for the Company as amended and restated and in force February 18, 2010, dated March 10,2014, filed as Exhibit 3.3 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 and incorporated herein by reference.

10.1

Wells-Gardner Electronics Corporation Employee 401K Plan dated January 1, 1990, as amended, filed as Exhibit 10.10 of the Company’s Annual Report on Form 10-K for the year ended December 31, 1993 and incorporated herein by reference.

10.2

Wells-Gardner Electronics Corporation Amended and Restated Incentive Stock Plan, as amended and filed as Exhibit 4.1 of the Company’s Form S-8, dated August 21, 1998 and incorporated herein by reference.

10.3

Wells-Gardner Electronics Corporation Amended and Restated Executive Stock Award Plan, as amended and filed as Exhibit A to the Definitive Proxy Statement filed March 26, 2009 and incorporated herein by reference.

10.4

Acquisition of Certain Assets of American Gaming and Electronics dated January 12, 2000, filed as Exhibits 2.1, 2.2 and 2.3 to the Company’s Current Report on Form 8-K, dated January 27, 2000 and incorporated herein by reference.

10.5	Executive Stock Award Plan, filed as Exhibits 4.1 and 4.2 of the Company’s Form S-8, dated May 12, 2000 and incorporated herein by reference.

10.6

Agreement dated July 3, 2006, between the Company and Local 1031, I.B.E.W., AFL-CIO filed as Exhibit 10.9 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 and incorporated herein by reference.

10.7

Agreement dated June 30, 2010 between the Company and Local 1031, I.B.E.W., AFL-CIO extending the collective bargaining agreement to June 30, 2011, filed as Exhibit 10.11 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 and incorporated herein by reference.

10.8

Agreement dated June 28, 2011 including Contract Considerations dated July 19, 2011 between the Company and Local 1031, I.B.E.W., AFL-CIO, extending the collective bargaining agreement to June 30, 2012, filed as Exhibit 10.12 of the Company's Annual Report on Form 10-K for the year ended December 31, 2011 and incorporated herein by reference.

10.9

Agreement dated July 2, 2012 including Contract Considerations between the Company and Local 1031, I.B.E.W., AFL-CIO, extending the collective bargaining agreement to June 30, 2013, filed as Exhibit 10.13 of the Company's Annual Report on Form 10-K for the year ended December 31, 2012 and incorporated herein by reference.

10.10

Agreement between Wells-Gardner Electronics Corporation and Local 1031 of the International Brotherhood of Electrical Workers, AFL-CIO dated July 28, 2013 to July 3, 2016, filed as Exhibit 10.14 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 and incorporated herein by reference.

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

10.13

Second Amendment to Credit and Security Agreement with Wells-Fargo Bank, National Association, dated June 29, 2007 filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 and incorporated herein by reference.

10.14

Third Amendment to Credit and Security Agreement with Wells-Fargo Bank, National Association, dated September 15, 2009 filed as Exhibit 10.14 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 and incorporated herein by reference.

10.15

Fourth Amendment to Credit and Security Agreement with Wells-Fargo Bank, National Association, dated March 4, 2011 filed as Exhibit 10.16 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 and incorporated herein by reference.

10.16

Fifth Amendment to Credit and Security Agreement and Waiver of 12/31/11 Defaults with Wells-Fargo Bank, National Association, dated March 5, 2012 filed as Exhibit 10.18 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 and incorporated herein by reference.

10.17

Sixth Amendment to Credit and Security Agreement with Wells-Fargo Bank, National Association, dated March 7, 2013 filed as Exhibit 10.19 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 and incorporated herein by reference.

10.18

Payoff Letter between Wells Gardner Electronics Corporation and Wells Fargo Bank NA dated October 30, 2014 filed as Exhibit 10.2 of the Company’s 10-Q for the quarter ended September 30, 2014 and incorporated herein by reference.

10.19

Employment Agreement dated as of May 13, 2008 between the Company and James F. Brace, filed as Exhibit 10.13 of the Company's Current Report on Form 8-K dated May 14, 2009 and incorporated herein by reference.

10.20

Aristocrat Master Supply Agreement with Wells-Gardner Electronics Corporation dated October 13, 2010 filed as Exhibit 10.19 of the Company's Annual Report on Form 10-K for the year ended December 31, 2010 and incorporated herein by reference.

10.21

Asset Purchase Agreement between Wells-Gardner Electronics Corporation, as Seller and HT Precision Technologies U.S., Inc., as Purchaser dated as of September 12, 2014, filed as part of the Company’s 10-Q for the quarter ended September 30, 2014 and incorporated herein by reference.

10.22

Retention Agreement, dated February 20, 2015, between AG&E Holdings Inc. and Anthony Spier, filed as Exhibit 10.1 of the Company’s Current Report on Form 8-K dated February 24, 2015 and incorporated herein by reference.

10.23

Retention Agreement, dated February 20, 2015, between AG&E Holdings Inc. and Renee Zimmerman, filed as Exhibit 10.2 of the Company’s Current Report on Form 8-K dated February 24, 2015 and incorporated herein by reference.

13.0	Company’s Annual Report to Shareholders for the year ended December 31, 2014.

14.0	Wells-Gardner Code of Business Conduct and Ethics filed as Exhibit 14.0 of the Company's Annual Report on Form 10-K for the year ended December 31, 2008 and incorporated herein by reference.

23.0	Consent of Plante Moran, PLLC.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Statement of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation

101.DEF**	XBRL Taxonomy Extension Definition

101.LAB**	XBRL Taxonomy Extension Labels

101.PRE**	XBRL Taxonomy Extension Presentation

** XBRL

information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AG&E HOLDINGS INC.

By:	/s/ ANTHONY SPIER	Chairman of the Board, President

	Anthony Spier	& Chief Executive Officer	March 23, 2015

	/s/ RENEE ZIMMERMAN	Senior Vice President, Secretary, Treasurer
	Renee Zimmerman	& Chief Financial Officer
		(Principal Financial and Accounting Officer)	March 23, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated.

/s/ ANTHONY SPIER	Chairman of the Board, President
Anthony Spier	& Chief Executive Officer	March 23, 2015

/s/ MERLE BANTA
Merle Banta	Director	March 23, 2015

/s/ MICHAEL LEVIN
Michael Levin	Director	March 23, 2015

/s/ FRANK R. MARTIN
Frank R. Martin	Director	March 23, 2015

FINANCIAL SCHEDULE

Schedules not included with this additional financial data have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

SCHEDULE II

UNAUDITED VALUATION AND QUALIFYING ACCOUNTS (in $000’s)

	Year Ended December 31,
ALLOWANCE FOR DOUBTFUL ACCOUNTS	2014	2013	2012
Beginning balance	$141	$173	$206
Additions charged to expense	$68	$44	$(7)
Deductions	$(106)	$(76)	$(26)
Balance at end of year	$103	$141	$173

INVENTORY OBSOLESCENCE RESERVE:
Beginning balance	$1,463	$1,377	$1,557
Additions charged to expense	$83	$1,822	$1,033
Deductions	$(1,446)	$(1,736)	$(1,213)
Balance at end of year	$100	$1,463	$1,377

DEFERRED TAX ASSET VALUATION ALLOWANCE:
Beginning balance	$2,303	$2,528	$2,697
Additions charged (credited to) to expense	$2,400	$(225)	$(169)
Balance at end of year	$4,703	$2,303	$2,528