Form 10-Q
period 2015-03-31
AG&E HOLDINGS INC.
filed 2015-05-15
CIK 105608

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2015
or
[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____________ to ____________

Commission File Number 1-8250

AG&E Holdings Inc.

(Exact name of registrant as specified in its charter)

Illinois	36-1944630
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

9500 West 55th Street, Suite A, McCook, Illinois	60525-3605
(Address of principal executive offices)	(Zip Code)

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

As of May 4, 2015 approximately 11,680,000 shares of the Common Stock, $1.00 par value of the registrant were outstanding.

AG&E HOLDINGS INC.

FORM 10-Q TABLE OF CONTENTS

For The Three Months Ended March 31, 2015

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

AG&E HOLDINGS INC.
Condensed Consolidated Statements of Earnings (unaudited)
Three Months Ended March 31, 2015 and 2014

	Three Months Ended March 31
	2015	2014
Net sales	$4,605,000	$7,073,000
Cost of sales	3,584,000	5,732,000
Gross margin	1,021,000	1,341,000
Selling & administrative expenses	1,011,000	1,304,000
Operating earnings	10,000	37,000
Interest expense	0	15,000
Other income, net	0	(5,000)
Income tax expense	4,000	38,000
Earnings (loss) from continuing operations	$6,000	$(11,000)
Discontinued Operations:
Earnings from discontinued operations	73,000	82,000
Discontinued operations, net of income taxes	73,000	82,000
Net income	$79,000	$71,000

Basic and Diluted earnings per share:
Continuing operations	$0.00	$0.00
Discontinued operations	$0.01	$0.01
Net income per share	$0.01	$0.01

Basic and diluted average common shares outstanding	11,680,395	11,731,842

See accompanying notes to the unaudited condensed consolidated financial statements

AG&E HOLDINGS INC
Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2015	2014
	(unaudited)
Assets:
Current assets:
Cash	$6,564,000	$6,859,000
Accounts receivable, net	3,352,000	2,019,000
Inventory	2,560,000	4,079,000
Prepaid expenses & other assets	280,000	432,000
Total current assets	$12,756,000	$13,389,000

Property, plant & equipment, net	60,000	69,000

Other assets:
Other long term receivable	78,000	96,000
Total other assets	78,000	96,000
Total assets	$12,894,000	$13,554,000

Liabilities:
Current liabilities:
Accounts payable	$903,000	$783,000
Accrued expenses	814,000	1,687,000
Total current liabilities	$1,717,000	$2,470,000

Long-term liabilities:
Note payable	0	0
Total liabilities	$1,717,000	$2,470,000

Shareholders' Equity:
Common stock: authorized 25,000,000 shares $1.00 par value; shares issued and outstanding: 11,680,395 shares as of March 31, 2015 11,771,286 shares as of March 31, 2014 11,680,395 shares as of December 31, 2014	$11,680,000	$11,680,000
Additional paid-in capital	5,118,000	5,118,000
Accumulated deficit	(5,501,000)	(5,580,000)
Unearned compensation	(120,000)	(134,000)
Total shareholders' equity	11,177,000	11,084,000
Total liabilities & shareholders' equity	$12,894,000	$13,554,000

AG&E HOLDINGS INC.
Condensed Consolidated Statements of Cash Flows (unaudited)
Three Months Ended March 31, 2015 and 2014

	Three Months Ended
	March 31,	March 31,
	2015	2014
Cash flows from operating activities:
Net earnings	$79,000	$71,000
Net earnings from discontinued operations	73,000	82,000
Net earnings (loss) from continuing operations	$6,000	$(11,000)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization	11,000	18,000
Bad debt expense (recovery)	7,000	4,000
Amortization of unearned compensation	14,000	22,000
Decrease (increase) of long term receivable	18,000	(41,000)
Changes in current assets & liabilities
Accounts receivable	(1,323,000)	608,000
Inventory	1,519,000	(390,000)
Prepaid expenses & other	152,000	(105,000)
Accounts payable	99,000	1,363,000
Accrued expenses	(873,000)	(562,000)
Discontinued operations:
Net cash provided by operating activities	0	475,000
Net cash (used in) provided by operating activities	$(370,000)	$1,381,000
Cash provided by (used in) investing activities:
Proceeds from sale of discontinued operations	77,000	0
Additions to plant & equipment	(2,000)	(17,000)
Net cash provided by (used in) investing activities	$75,000	$(17,000)
Cash used in financing activities:
Repayments - note payable	0	(1,498,000)
Net cash used in financing activities	$0	$(1,498,000)
Net decrease in cash	(295,000)	(134,000)
Cash at beginning of period	6,859,000	464,000
Cash at end of period	$6,564,000	$330,000
Supplemental cash flow disclosure:
Interest paid	0	15,000
Taxes paid	4,000	38,000

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

On September 12, 2014, the Company sold its LCD monitor business operations and changed its name to AG&E Holdings Inc.

The Company still operates its distribution operations, which operate under the American Gaming & Electronics (“AG&E”) name. The AG&E distribution operations consist of parts, repair and service, and replacement monitor distribution to casinos throughout the United States and Video Gaming Terminals distribution in Illinois.

Going forward, the continuing operations portion of our financial statements will reflect only the AG&E distribution operations plus public company and other corporate expenses. The Company’s prior LCD monitor business operations will be shown as discontinued operations.

2.     In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, which are necessary for a fair presentation of the financial position and results of operations for the periods presented. These condensed consolidated financial statements were prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all information or footnotes necessary for a complete presentation in conformity with accounting principles generally accepted in the United States. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes included in the Company's 2014 Annual Report to Shareholders. The results of operations for the three months ended March 31, 2015 are not necessarily indicative of the operating results for the full year.

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

7.     Discontinued Operations - On September 12, 2014, the Company sold its LCD monitor business for approximately $7.2 million in cash. Due to the divestiture of the LCD business, reporting of this business has been included in discontinued operations for all periods presented.

The following amounts related to the discontinued operations were derived from historical financial information and have been segregated from continuing operations and reported as discontinued operations in the Condensed Consolidated Statement of Earnings:

	Three Months Ended March 31
	2015	2014
Net sales	$0	$5,387,000

Earnings from discontinued operations	73,000	82,000
Discontinued operations, net of income taxes	73,000	82,000

The earnings of $73,000 in the three months ended March 31, 2015 is related to a reduction of the bad debt accrual of $60,000, a reduction in general accruals of 23,000 and an additional $10,000 of union pension settlement expense.

8.     The Company maintains an Incentive Stock Option Plan and a Stock Award Plan under which officers and key employees may acquire up to a maximum of 2,155,028 common shares.

Stock Options

Under the Incentive Stock Option Plan, which expired in 2008, no options have been awarded since 2004. At March 31, 2015 there were no options outstanding as all remaining options expired unexercised in April 2014.

Restricted Shares

All restricted shares granted are governed by the Company’s Stock Award Plan, which was approved by shareholders in 2000 and amended in 2009. As of March 31, 2015, 87,318 restricted shares were outstanding on a stock dividend adjusted basis. Employees can earn the restricted shares in exchange for services to be provided to the Company over a three-year or five-year vesting period. Total unrecognized compensation cost related to unvested stock awards is approximately $120,000 and is expected to be recognized over a weighted average period of 1.5 years.

The following table summarizes information regarding restricted share activity for the three months ending March 31, 2015:

	Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2014	107,639	$2.00
Granted	0	$0.00
Vested	(20,321)	$2.09
Forfeited	0	$0.00
Unvested, March 31, 2015	87,318	$1.98

9.       Our inventory detail as of March 31, 2015, March 31, 2014 and December 31, 2014 was as follows:

	March 31,	March 31,	December 31,
(in $000's)	2015	2014	2014
	(unaudited)	(unaudited)
Inventory:
Raw materials	$706	$3,377	$597
In transit finished goods	0	738	0
Finished goods	1,854	7,226	3,482
Total	$2,560	$11,341	$4,079

10.     On October 30, 2014, the Company terminated its credit facility with Wells Fargo Bank, N.A. Therefore, as of March 31, 2015, the Company had no outstanding bank debt. As a result of having zero debt on March 31, 2015 and the cancellation of its line of credit with Wells Fargo Bank, N.A., the Company does not have any bank covenants for the first quarter 2015.

11.     An income tax valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company has net deferred tax assets of approximately $4.6 million at March 31, 2015, which are completely offset by a valuation allowance. As of December 31, 2014, the Company has net operating loss carry forwards for Federal income tax purposes of approximately $9,826,000, which are available to offset future Federal taxable income, if any, that begin to expire in 2021. The Company also has a net operating loss carry forward for Illinois state income tax purposes of approximately $9,774,000 as of December 31, 2014. The Company also has alternative minimum tax credit carry forwards of approximately $148,000, which are available to reduce future Federal regular income taxes, if any, over an indefinite period. No unrecognized tax benefits are set to expire in the next twelve months that may have an impact upon the Company’s effective tax rate.

The Company files tax returns in the U.S. federal jurisdiction and various state jurisdictions. The tax years 2011, 2012, 2013 and 2014 remain open to examinations. Our policy is to recognize interest and penalties related to uncertain tax positions in income tax expense. During the three months ended March 31, 2015, the Company did not recognize expense for interest or penalties related to income tax, and do not have any amounts accrued at March 31, 2015, as the Company does not believe it has taken any uncertain income tax positions.

12.     The Company has evaluated subsequent events through the date the condensed consolidated financial statements were issued for the three months ended March 31, 2015.

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

On September 12, 2014, the Company sold its LCD monitor business operations and changed its name to AG&E Holdings Inc.

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

Three Months Ended March 31, 2015 & 2014

For the first quarter ended March 31, 2015, net sales from continuing operations decreased $2.5 million or 35% to $4.6 million compared to $7.1 million in the first quarter 2014. The decline is primarily attributable to market saturation of the video gaming terminal (VGT) business in the state of Illinois and resulting reduction in sales.

Gross margin for the first quarter 2015 decreased $320,000 or 24% to $1.02 million or 22.2% of sales compared to $1.3 million or 18.9% in the first quarter 2014. VGT gross margin remained flat compared to the first quarter 2014, while the parts gross margin increased in the quarter compared to last year due to a higher mix of service revenue.

Operating expenses decreased $293,000 to $1.0 million in the first quarter 2015 compared to $1.3 million in the first quarter 2014. The operating expense decrease was primarily due to lower administrative expenses due to the sales of the LCD business. As a result of the reduced sales, operating expenses as a percent of sales increased to 22% in the quarter from 18.4% of sales in the same quarter last year.

Earnings from continuing operations was $10,000 in the first quarter 2015 compared to an operating income of $37,000 in the first quarter 2014 resulting in a $27,0000 operating earnings decrease.

Interest expense was $0 in the first quarter 2015 compared to $15,000 in the first quarter 2014. Other income was $0 in the first quarter 2015 and $5,000 in the first quarter 2014.

Income tax expense was $4,000 in the first quarter 2015 compared to $38,000 in the first quarter 2014.

Earnings from continuing operations was a $6,000 profit in the first quarter 2015 compared to a loss of $(11,000) in the first quarter 2014. For the first quarter 2015 and first quarter 2014, basic and diluted earnings per share from continuing operations was $(0.00).

The earnings from discontinued operations for the first quarter 2015 was $73,000 compared to a profit in the first quarter 2014 of $82,000. The earnings of $73,000 in the three months ended March 31, 2015 is related to a reduction of the bad debt accrual of $60,000, a reduction in general accruals of 23,000 and an additional $10,000 of union pension settlement expense.

Net earnings including discontinued operations was $79,000 for the first quarter 2015 compared to $71,000 for the first quarter 2014. For the first quarter 2015 and the first quarter 2014, basic and diluted loss per share including discontinued operations were $0.01.

Illinois Video Gaming Terminal Contract with GTech

The Company currently has an exclusive contract to distribute VGT’s in Illinois for Gtech. This exclusive contract is scheduled to expire on June 15, 2015. After that date, we will no longer be able to sell Spielo VGT’s in Illinois which will significantly reduce our revenues and profitability. As part of this relationship, we currently hold approximately $1.9 million in VGT inventory which the Company expects to be sold to customers prior to June 15, 2015 or returned to GTech for the current inventory value.

Strategic Review

The Board of Directors and management of the Company are continuing to review strategic options with the Company’s financial advisor, Innovation Capital, with the goal of maximizing shareholder value. In addition to the Company continuing as an independent public company, a number of options are being explored, including the acquisition of new business operations to expand the Company’s parts distribution business to the gaming industry; the potentiality of being acquired by another public or private company; the potentiality of being taken private by a private equity partner; or other potential transactions that could enhance shareholder value. While there can be no assurance that a transaction of any sort may occur, management and the Company’s Board of Directors remain firmly dedicated to considering any realistic transaction that our strategic review may reveal that will accrue to the benefit of the Company’s shareholders.

Liquidity & Capital Resources

For continuing operations, accounts receivable increased $1.3 million to $3.4 million in the first quarter 2015. Days sales in accounts receivable decreased to 43 days at March 31, 2015 compared to 75 days at year end 2014.

Inventory decreased $1.5 million to $2.6 million in the first quarter 2015. Days cost of sales in inventory increased to 65 days at March 31, 2015 compared to 49 days cost of sales at year end 2014.

Accounts payable increased $120,000 to $903,000 in the first quarter 2015 compared to $783,000 at year end 2014. Days payables outstanding decreased to 23 days at March 31, 2015 compared to 9 days at year end 2014.

Prepaid expenses decreased $152,000 in the first quarter 2015. Accrued expenses decreased $873,000 in the first quarter 2015 primarily due to the payment of the union pension liability.

Discontinued operating activities used $21,000 of cash in the first quarter 2015.

The net of our first quarter 2015 loss, depreciation and amortization, and other non cash adjustments to earnings resulted in a $56,000 provision of cash in operations. The net of earnings and non cash adjustments plus the working capital changes noted above resulted in $370,000 of cash being used by operations.

Cash provided by the sales of discontinued operations was $77,000 for the first quarter 2015, which was slightly offset by capital additions, primarily IT equipment, use of cash of $2,000 (net of disposals). This resulted in a provision of cash by investing activities of $75,000.

Cash at the beginning of the year (January 1, 2015) was $6.9 million and at the end of the first quarter (March 31, 2015) was $6.6 million.

Shareholders’ equity was $11.2 million in the first quarter 2015 compared to $16.7 million in the first quarter 2014 or a decrease of $5.5 million. This decrease was attributed to the Company’s net earnings in 2014 and the stock grants and amortization of unearned compensation relating to the employee stock grant plan for 2014.

Forward Looking Statements

Because the Company endeavors to provide shareholders and potential investors with more meaningful and useful information, this report may contain certain forward-looking statements (as such term is defined in the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that reflect the Company’s current expectations regarding the future results of operations, performance and achievements of the Company. Such forward-looking statements are subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. The Company has tried, wherever possible, to identify these forward-looking statements by using words such as "anticipate," "believe," "estimate," "expect" and similar expressions. These statements reflect the Company’s current beliefs and are based on information currently available to it. Accordingly, these statements are subject to certain risks, uncertainties and assumptions which could cause the Company’s future results, performance or achievements to differ materially from those expressed in, or implied by, any of these statements, which are more fully described in our Annual Report on Form 10-K for the year ended December 31, 2014. The Company undertakes no, and hereby disclaims any, obligation to release publicly the results of any revisions to any such forward-looking statements that may be made to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events.

Item 3. Quantitative & Qualitative Disclosures about Market Risk

Not applicable.

Item 4. Controls & Procedures

Evaluation of Disclosure Controls and Procedures.

The Company maintains internal controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) designed to provide reasonable assurance that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. These include controls and procedures designed to ensure that this information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Our Disclosure Committee, which is comprised of the Company’s Chief Executive Officer, Chief Financial Officer and other management staff meets on a quarterly basis and has overview responsibility for these controls and procedures. The Disclosure Committee conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2015.

Based on the evaluation, the Disclosure Committee concluded that as of March 31, 2015, the Company’s disclosure controls were not effective due to the material weakness described in the “Management’s Annual Report on Internal Control over Financial Reporting” section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal controls and procedures during our most recent fiscal quarter that has materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There have been no material changes to the description of the risk factors associated with the Company's business previously disclosed in Part I, Item 1 "Risk Factors" in the Company's Annual Report on Form 10-K for the year ended December 31, 2014. In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in the Company's Annual Report on Form 10-K as they could materially affect our business, financial condition and future results. The risks described in the Company's Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known, or that are currently deemed to be immaterial, also may materially and adversely affect the Company's business, financial condition or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) We did not sell any equity securities that were not registered under the Securities Act of 1933, as amended, during the periods covered by this Form 10-Q.

(b) Not applicable.

(c) During the three months ended March 31, 2015, we redeemed no shares of the Company.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Shareholders on May 12, 2015.  The following is a summary of the matters voted on at that meeting.

(a)

The shareholders elected the Company's entire Board of Directors.  The persons elected to the Company's Board of Directors and the number of shares cast for, the number of shares withheld, and broker non-votes, with respect to each of these persons, were as follows:

Name	Votes For	Votes Withheld	Broker Non-Votes

Merle H. Banta	4,708,595	487,358	5,179,716
Frank R. Martin	4,729,545	466,408	5,179,716
Michael R. Levin	4,084,341	1,111,612	5,179,716
Anthony Spier	4,234,841	961,112	5,179,716

(b)

The shareholders approved, on a non-binding advisory basis, the compensation of our named executive officers for the fiscal year ending December 31, 2014.  The number of shares cast in favor of such approval, the number against, the number abstaining, and broker non-votes were as follows:

For	Against	Abstain	Broker Non-Votes
4,032,222	1,046,163	117,568	5,179,716

(c)

The shareholders ratified the appointment of Plante & Moran, PLLC, as independent certified public accountants of the Company for the fiscal year ending December 31, 2015.  The number of shares cast in favor of the ratification of Plante & Moran, PLLC, the number against, the number abstaining, and broker non-votes were as follows:

For	Against	Abstain	Broker Non-Votes
8,990,356	1,350,693	34,620	0

New Executive Committee

The Company established an Executive Committee, appointing Messrs. Spier, Banta and Martin to serve on the committee. The Executive Committee's charter is filed as Exhibit 10.3 to this Form 10-Q.

Material Changes to Procedures by Which Security Holders Recommend Nominees

NONE

Item 6. Exhibits

(a).	Exhibits:

	Exhibit 3.1	-	Articles of Incorporation of the Company, as amended, filed as Exhibit 3.1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 1994 and incorporated herein by reference.

	Exhibit 3.2	-

Articles of Amendment to the Company’s Articles of Incorporation dated October 24, 2014, filed as Exhibit 3.1 of the Company’s Current Report on Form 8-K dated October 28, 2014 and incorporated herein by reference.

	Exhibit 3.3	-

By-Laws of the Company, as amended and restated and in force February 18, 2010 filed as Exhibit 3.2 of the Company’s Current Report on Form 8-K dated February 23, 2010 and incorporated herein by reference.

	Exhibit 3.4	-

First Amendment to the By-Laws for the Company as amended and restated and in force February 18, 2010, dated March 10, 2014, filed as Exhibit 3.3 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 and incorporated herein by reference.

	Exhibit 10.1	-

Retention Agreement, dated February20,2015, between AG&E Holdings Inc. and Anthony Spier, filed as Exhibit 10.1 of the Company’s Current Report on Form 8-K dated February 24, 2015 and incorporated herein by reference.

	Exhibit 10.2	-

Retention Agreement, dated February 20, 2015, between AG&E Holdings Inc. and Renee Zimmerman, filed as Exhibit 10.2 of the Company’s Current Report on Form 8-K dated February 24, 2015 and incorporated herein by reference.

	Exhibit 10.3	-	Executive Committee Charter

	Exhibit 31.1	-	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	Exhibit 31.2	-	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	Exhibit 32.1	-	Statement of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

	Exhibit 101.INS	-	XBRL Instance Document

	Exhibit 101.SCH	-	XBRL Taxonomy Extension Schema

	Exhibit 101.CAL	-	XBRL Taxonomy Extension Calculation Linkbase

	Exhibit 101.DEF	-	XBRL Taxonomy Extension Definition Linkbase

	Exhibit 101.LAB	-	XBRL Taxonomy Extension Label Linkbase

	Exhibit 101.PRE		XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AG&E HOLDINGS INC.

Date:	May 15, 2015	By:
Renee Zimmerman
Senior Vice President,
Chief Financial Officer,
Treasurer & Corporate Secretary