Form 10-Q
period 2015-06-30
AG&E HOLDINGS INC.
filed 2015-08-13
CIK 105608

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2015

or

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ________ to ________

Commission File Number 1-8250

AG&E Holdings Inc.

(Exact name of registrant as specified in its charter)

Illinois	36-1944630
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

9500 West 55th Street, Suite A, McCook, Illinois	60525-3605
(Address of principal executive offices)	(Zip Code)

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

As of August 3, 2015 approximately 11,680,000 shares of the Common Stock, $1.00 par value of the registrant were outstanding.

AG&E HOLDINGS INC.

FORM 10-Q TABLE OF CONTENTS

For The Three Months and Six Months Ended June 30, 2015

PART I – FINANCIAL INFORMATION

Item 1.
Financial Statements:

	Condensed Consolidated Statements of Earnings (unaudited)
	-	Three Months and Six Months Ended June 30, 2015 & 2014	3

	Condensed Consolidated Balance Sheets
	-	June 30, 2015 (unaudited) & December 31, 2014	4

	Condensed Consolidated Statements of Cash Flows (unaudited)
	-	Three Months and Six Months Ended June 30, 2015 & 2014	5

	Notes to the Unaudited Condensed Consolidated Financial Statements		6

Item 2.
Management's Discussion & Analysis of Financial Condition & Results of Operations			9

Item 3.
Quantitative & Qualitative Disclosures about Market Risk			13

Item 4.
Controls & Procedures			13

PART II - OTHER INFORMATION

Item 1.
Legal Proceedings			14

Item 1A.
Risk Factors			14

Item 2.
Unregisters Sales of Equity Securities and Use of Proceeds			14

Item 3.
Defaults Upon Senior Securities			14

Item 4.
Mine Safety Disclosures			14

Item 5.
Other Information			14

Item 6.
Exhibits			15

SIGNATURES			16

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

AG&E HOLDINGS INC.

Condensed Consolidated Statements of Earnings (unaudited)

Three Months and Six Months Ended June 30, 2015 and 2014

	Three Months Ended June 30		Six Months Ended June 30
	2015	2014	2015	2014
Net sales	$5,443,000	$6,178,000	$10,048,000	$13,252,000
Cost of sales	4,138,000	5,028,000	7,722,000	10,761,000
Gross margin	1,305,000	1,150,000	2,326,000	2,491,000
Selling & administrative expenses	1,130,000	1,195,000	2,141,000	2,499,000
Operating earnings (loss)	175,000	(45,000)	185,000	(8,000)
Interest expense	0	15,000	0	31,000
Other income, net	(2,000)	(7,000)	(1,000)	(13,000)
Income tax expense	0	0	4,000	38,000
Earnings (loss) from continuing operations	$177,000	$(53,000)	$182,000	$(64,000)
Discontinued Operations:
Earnings from discontinued operations	14,000	279,000	88,000	361,000
Discontinued operations, net of income taxes	14,000	279,000	88,000	361,000
Net income	$191,000	$226,000	$270,000	$297,000

Basic and Diluted earnings per share:
Continuing operations	$0.02	$(0.00)	$0.02	$(0.00)
Discontinued operations	$0.00	$0.02	$0.00	$0.03
Net income per share	$0.02	$0.02	$0.02	$0.03

Basic and diluted average common shares outstanding	11,680,395	11,771,286	11,680,395	11,751,673

See accompanying notes to the unaudited condensed consolidated financial statements

AG&E HOLDINGS INC

Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2015	2014
	(unaudited)
Assets:
Current assets:
Cash	$8,581,000	$6,859,000
Accounts receivable, net	3,391,000	2,019,000
Inventory	640,000	4,079,000
Prepaid expenses & other assets	238,000	432,000
Total current assets	$12,850,000	$13,389,000

Property, plant & equipment, net	44,000	69,000

Other assets:
Other long term receivable	0	96,000
Total other assets	0	96,000
Total assets	$12,894,000	$13,554,000

Liabilities:
Current liabilities:
Accounts payable	$957,000	$783,000
Accrued expenses	557,000	1,687,000
Total current liabilities	$1,514,000	$2,470,000

Long-term liabilities:
Note payable	0	0
Total liabilities	$1,514,000	$2,470,000

Shareholders' Equity:
Common stock: authorized 25,000,000 shares $1.00 par value; shares issued and outstanding: 11,680,395 shares as of June 30, 2015 11,771,286 shares as of June 30, 2014 11,680,395 shares as of December 31, 2014	$11,680,000	$11,680,000
Additional paid-in capital	5,118,000	5,118,000
Accumulated deficit	(5,310,000)	(5,580,000)
Unearned compensation	(108,000)	(134,000)
Total shareholders' equity	11,380,000	11,084,000
Total liabilities & shareholders' equity	$12,894,000	$13,554,000

AG&E HOLDINGS INC.

Condensed Consolidated Statements of Cash Flows (unaudited)

Three Months and Six Months Ended June 30, 2015 and 2014

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2015	2014	2015	2014
Cash flows from operating activities:
Net earnings	$191,000	$226,000	$270,000	$297,000
Net earnings from discontinued operations	14,000	279,000	88,000	361,000
Net earnings (loss) from continuing operations	$177,000	$(53,000)	$182,000	$(64,000)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization	15,000	19,000	26,000	37,000
Bad debt expense	46,000	2,000	53,000	6,000
Amortization of unearned compensation	12,000	26,000	26,000	48,000
Decrease of long term receivable	78,000	99,000	96,000	58,000
Changes in current assets & liabilities
Accounts receivable	(102,000)	233,000	(1,425,000)	841,000
Inventory	1,920,000	538,000	3,439,000	148,000
Prepaid expenses & other	42,000	9,000	194,000	(96,000)
Accounts payable	85,000	(1,102,000)	185,000	261,000
Accrued expenses	(257,000)	190,000	(1,130,000)	(372,000)
Discontinued operations:
Net cash provided by operating activities	0	142,000	0	617,000
Net cash provided by operating activities	$2,016,000	$103,000	$1,646,000	$1,484,000
Cash provided by (used in) investing activities:
Proceeds from sale of discontinued operations	0	0	77,000	0
Additions to plant & equipment	1,000	(4,000)	(1,000)	(21,000)
Net cash provided by (used in) investing activities	$1,000	$(4,000)	$76,000	$(21,000)
Cash used in financing activities:
Repayments - note payable	0	132,000	0	(1,366,000)
Net cash provided by (used in) financing activities	$0	$132,000	$0	$(1,366,000)
Net increase in cash	2,017,000	231,000	1,722,000	97,000
Cash at beginning of period	6,564,000	330,000	6,859,000	464,000
Cash at end of period	$8,581,000	$561,000	$8,581,000	$561,000
Supplemental cash flow disclosure:
Interest paid	0	15,000	0	30,000
Taxes paid	0	0	4,000	38,000

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

2.     In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, which are necessary for a fair presentation of the financial position and results of operations for the periods presented. These condensed consolidated financial statements were prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all information or footnotes necessary for a complete presentation in conformity with accounting principles generally accepted in the United States. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes included in the Company's 2014 Annual Report to Shareholders. The results of operations for the three months and six months ended June 30, 2015 are not necessarily indicative of the operating results for the full year.

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

The following amounts related to the discontinued operations were derived from historical financial information and have been segregated from continuing operations and reported as discontinued operations in the Condensed Consolidated Statement of Earnings:

	Three Months Ended June 30		Six Months Ended June 30
	2015	2014	2015	2014
Net sales	$0	$6,197,000	$0	$11,583,000

Earnings from discontinued operations	14,000	279,000	88,000	361,000
Discontinued operations, net of income taxes	14,000	279,000	88,000	361,000

The earnings of $14,000 in the three months ended June 30, 2015 is related to a reduction in general accruals of $14,000. The earnings of $88,000 in the six months ended June 30, 2015 is related to a reduction of the bad debt accrual of $60,000, a reduction in general accruals of $37,000 and an additional $10,000 of union pension settlement expense.

8.       The Company maintains an Incentive Stock Option Plan and a Stock Award Plan under which officers and key employees may acquire up to a maximum of 2,155,028 common shares.

Stock Options

Under the Incentive Stock Option Plan, which expired in 2008, no options have been awarded since 2004. At June 30, 2015 there were no options outstanding as all remaining options expired unexercised in April 2014.

Restricted Shares

All restricted shares granted are governed by the Company’s Stock Award Plan, which was approved by shareholders in 2000 and amended in 2009. As of June 30, 2015, 87,318 restricted shares were outstanding on a stock dividend adjusted basis. Employees can earn the restricted shares in exchange for services to be provided to the Company over a three-year or five-year vesting period. Total unrecognized compensation cost related to unvested stock awards is approximately $108,000 and is expected to be recognized over a weighted average period of 1.5 years.

The following table summarizes information regarding restricted share activity for the six months ending June 30, 2015:

	Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2014	107,639	$$2.00
Granted	0	$$0.00
Vested	(20,321)	$$2.09
Forfeited	0	$$0.00
Unvested, June 30, 2015	87,318	$$1.98

9.     Our inventory detail as of June 30, 2015 and December 31, 2014 was as follows:

	June 30,	December 31,
(in $000's)	2015	2014
	(unaudited)
Inventory:
Raw materials	$640	$597
In transit finished goods	0	0
Finished goods	0	3,482
Total	$640	$4,079

10.     On October 30, 2014, the Company terminated its credit facility with Wells Fargo Bank, N.A. Therefore, as of June 30, 2015, the Company had no outstanding bank debt. As a result of having zero debt on June 30, 2015 and the cancellation of its line of credit with Wells Fargo Bank, N.A., the Company does not have any bank covenants for the second quarter 2015.

11.     An income tax valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company has net deferred tax assets of approximately $4.4 million at June 30, 2015, which are completely offset by a valuation allowance. As of December 31, 2014, the Company has net operating loss carry forwards for Federal income tax purposes of approximately $9,826,000, which are available to offset future Federal taxable income, if any, that begin to expire in 2021. The Company also has a net operating loss carry forward for Illinois state income tax purposes of approximately $9,774,000 as of December 31, 2014. The Company also has alternative minimum tax credit carry forwards of approximately $148,000, which are available to reduce future Federal regular income taxes, if any, over an indefinite period. No unrecognized tax benefits are set to expire in the next twelve months that may have an impact upon the Company’s effective tax rate.

The Company files tax returns in the U.S. federal jurisdiction and various state jurisdictions. The tax years 2011, 2012, 2013 and 2014 remain open to examinations. Our policy is to recognize interest and penalties related to uncertain tax positions in income tax expense. During the six months ended June 30, 2015, the Company did not recognize expense for interest or penalties related to income tax, and do not have any amounts accrued at June 30, 2015, as the Company does not believe it has taken any uncertain income tax positions.

12.     The Company has evaluated subsequent events through the date the condensed consolidated financial statements were issued for the six months ended June 30, 2015.

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

Three Months Ended June 30, 2015 & 2014

For the second quarter ended June 30, 2015, net sales from continuing operations decreased $735,000 or 12% to $5.4 million compared to $6.2 million in the second quarter 2014. The decline is primarily attributable to market saturation of the video gaming terminal (VGT) business in the state of Illinois and resulting reduction in sales.

Gross margin for the second quarter 2015 increased $155,000 or 13% to $1.3 million or 24.0% of sales compared to $1.2 million or 18.6% in the second quarter 2014. VGT gross margin increased due to a higher mix of parts sales compared to the second quarter 2014, while the parts gross margin increased slightly in the quarter compared to last year due to a higher mix of service revenue.

Operating expenses decreased $65,000 to $1.1 million in the second quarter 2015 compared to $1.2 million in the second quarter 2014. The operating expense decrease was primarily due to lower administrative expenses due to the sale of the LCD business. As a result of the reduced sales, operating expenses as a percent of sales increased to 20.8% in the quarter from 19.3% of sales in the same quarter last year.

Operating earnings from continuing operations was $175,000 in the second quarter 2015 compared to an operating loss of $45,000 in the second quarter 2014 resulting in a $220,000 operating earnings increase.

Interest expense was $0 in the second quarter 2015 compared to $15,000 in the second quarter 2014. Other income was $2,000 in the second quarter 2015 and $7,000 in the second quarter 2014.

Income tax expense was $0 in the second quarter 2015 compared to $0 in the second quarter 2014.

Earnings from continuing operations was a $177,000 profit in the second quarter 2015 compared to a loss of $(53,000) in the second quarter 2014. For the second quarter 2015 basic and diluted earnings per share from continuing operations was $0.02 compared to the second quarter 2014 basic and diluted earnings per share from continuing operations of $0.00.

The earnings from discontinued operations for the second quarter 2015 was $14,000 compared to a profit in the second quarter 2014 of $279,000. The earnings of $14,000 in the three months ended June 30, 2015 is related to a reduction in general accruals of $14,000.

Net earnings including discontinued operations was $191,000 for the second quarter 2015 compared to $226,000 for the second quarter 2014. For the second quarter 2015 and the second quarter 2014, basic and diluted loss per share including discontinued operations were $0.02.

Six Months Ended June 30, 2015 & 2014

For the six months ended June 30, 2015, net sales from continuing operations decreased $3.2 million or 24% to $10.0 million compared to $13.3 million in the six months ended June 30, 2014. The decline is primarily attributable to market saturation of the video gaming terminal (VGT) business in the state of Illinois and resulting reduction in sales.

Gross margin for the first half 2015 decreased $165,000 or 7% to $2.3 million or 23.1% of sales compared to $2.5 million or 18.8% in the first half 2014. VGT gross margin decreased due to lower sales compared to the first half 2014, while the parts gross margin increased in the first half compared to last year due to a higher mix of service revenue.

Operating expenses decreased $358,000 to $2.1 million in the six months ended June 30, 2015 compared to $2.5 million in the six months ended 2014. The operating expense decrease was primarily due to lower administrative expenses due to the sales of the LCD business. As a result of the reduced sales, operating expenses as a percent of sales increased to 21.3% in the first half from 18.9% of sales in the same period last year.

Operating earnings from continuing operations was $185,000 in the first half 2015 compared to an operating loss of $8,000 in the first half 2014 resulting in a $193,000 operating earnings increase.

Interest expense was $0 in the first half 2015 compared to $31,000 in the first half 2014. Other income was $1,000 in the first half 2015 and $13,000 in the first half 2014.

Income tax expense was $4,000 in the six months ended June 30, 2015 compared to $38,000 in the six months ended June 30, 2014.

Earnings from continuing operations was a $182,000 profit in the first half 2015 compared to a loss of $(64,000) in the first half 2014. For the six months ended June 30, 2015 basic and diluted earnings per share from continuing operations was $0.02 compared to the six month ended June 30, 2014 basic and diluted earnings per share from continuing operations of $0.00.

The earnings from discontinued operations for the first half 2015 was $88,000 compared to a profit in the first half 2014 of $361,000. The earnings of $88,000 in the six months ended June 30, 2015 is related to a reduction of the bad debt accrual of $60,000, a reduction in general accruals of $37,000 and an additional $10,000 of union pension settlement expense.

Net earnings including discontinued operations was $270,000 for the first half 2015 compared to $297,000 for the first half 2014. For the six months ended June 30, 2015 basic and diluted net earnings per share was $0.02 compared to the six month ended June 30, 2014 basic and diluted earnings per share of $0.03.

Illinois Video Gaming Terminal Contract with GTech

The Company had an exclusive contract to distribute VGT’s in Illinois for Gtech. This exclusive contract expired on June 15, 2015. As of June 15, 2015, we are no longer able to sell Spielo VGT’s in Illinois which will significantly reduce our revenues and profitability. As of June 30, 2015, all of the VGT games and parts inventory had been sold to customers or returned to Gtech.

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

Liquidity & Capital Resources

Second Quarter 2015

For continuing operations, accounts receivable decreased $39,000 to $3.4 million in the second quarter 2015. Days sales in accounts receivable increased to 60 days at June 30, 2015 compared to 43 days at March 31, 2015.

Inventory decreased $1.9 million to $640,000 in the second quarter 2015 due to the sale of the VGT inventory. Days cost of sales in inventory increased to 89 days at June 30, 2015 compared to 65 days cost of sales at March 31, 2015.

Accounts payable increased $54,000 to $957,000 in the second quarter 2015 compared to $903,000 at March 31, 2015. Days payables outstanding increased to 134 days at June 30, 2015 compared to 23 days at March 31, 2015 due to lower sales with outstanding payables remaining for VGT inventory.

Prepaid expenses decreased $42,000 in the second quarter 2015. Accrued expenses decreased $257,000 in the second quarter 2015.

The net of our second quarter 2015 earnings, depreciation and amortization, and other non cash adjustments to earnings resulted in a $327,000 provision of cash in operations. The net of earnings and non cash adjustments plus the working capital changes noted above resulted in a provision of $2.0 million of cash by operations.

Cash provided by the sales of discontinued operations was $0 for the second quarter 2015, which was slightly offset by capital additions, primarily IT equipment, provision of cash of $1,000 (net of disposals). This resulted in a provision of cash by investing activities of $1,000.

Cash at the beginning of the quarter (March 31, 2015) was $6.6 million and at the end of the second quarter (June 30, 2015) was $8.6 million.

Six Months ended June 30, 2015

For continuing operations, accounts receivable increased $1.4 million to $3.4 million in the first half 2015. Days sales in accounts receivable decreased to 60 days at June 30, 2015 compared to 75 days at year end 2014.

Inventory decreased $3.4 million to $640,000 in the first half 2015. Days cost of sales in inventory increased to 89 days at June 30, 2015 compared to 49 days cost of sales at year end 2014.

Accounts payable increased $174,000 to $957,000 in the first half 2015 compared to $783,000 at year end 2014. Days payables outstanding increased to 134 days at June 30, 2015 compared to 9 days at year end 2014 due to lower sales with outstanding payables remaining for VGT inventory.

Prepaid expenses decreased $194,000 in the first half 2015. Accrued expenses decreased $1.1 million in the first half 2015 primarily due to the payment of the union pension liability.

The net of our first half 2015 earnings, depreciation and amortization, and other non cash adjustments to earnings resulted in a $383,000 provision of cash in operations. The net of earnings and non cash adjustments plus the working capital changes noted above resulted in a provision of $1.6 million of cash by operations.

Cash provided by the sales of discontinued operations was $77,000 for the first half 2015, which was slightly offset by capital additions, primarily IT equipment, use of cash of $1,000 (net of disposals). This resulted in a provision of cash by investing activities of $76,000.

Cash at the beginning of the year (January 1, 2015) was $6.9 million and at the end of the first six months (June 30, 2015) was $8.6 million.

Shareholders’ equity was $11.4 million in the first half 2015 compared to $16.9 million in the first half 2014 or a decrease of $5.5 million. This decrease was attributed to the Company’s net earnings in 2014 and the stock grants and amortization of unearned compensation relating to the employee stock grant plan for 2014.

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

Our Disclosure Committee, which is comprised of the Company’s Chief Executive Officer, Chief Financial Officer and other management staff meets on a quarterly basis and has overview responsibility for these controls and procedures. The Disclosure Committee conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2015.

Based on the evaluation, the Disclosure Committee concluded that as of June 30, 2015, the Company’s disclosure controls were not effective due to the material weakness described in the “Management’s Annual Report on Internal Control over Financial Reporting” section of Item 9A of Part II of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

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

(b) Not applicable.

(c) During the three months ended June 30, 2015, we redeemed no shares of the Company.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

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

AG&E HOLDINGS INC.

Date:	August 13, 2015	By:
Renee Zimmerman
Senior Vice President,
Chief Financial Officer,
Treasurer & Corporate Secretary