Form 10-Q
period 2015-09-30
AG&E HOLDINGS INC.
filed 2015-11-13
CIK 105608

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2015
or
[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____________ to ____________

Commission File Number 1-8250

AG&E Holdings Inc.

(Exact name of registrant as specified in its charter)

Illinois	36-1944630
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

9500 West 55th Street, Suite A, McCook, Illinois	60525-3605
(Address of principal executive offices)	(Zip Code)

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

As of November 3, 2015 approximately 11,668,000 shares of the Common Stock, $1.00 par value of the registrant were outstanding.

AG&E HOLDINGS INC.

FORM 10-Q TABLE OF CONTENTS

For The Three Months and Nine Months Ended September 30, 2015

PART I – FINANCIAL INFORMATION

Item 1.

Financial Statements:

	Condensed Consolidated Statements of Earnings (unaudited)
	-	Three Months and Nine Months Ended September 30, 2015 & 2014	3

	Condensed Consolidated Balance Sheets
	-	September 30, 2015 (unaudited) & December 31, 2014	4

	Condensed Consolidated Statements of Cash Flows (unaudited)
	-	Three Months and Nine Months Ended September 30, 2015 & 2014	5

	Notes to the Unaudited Condensed Consolidated Financial Statements		6

Item 2.
Management's Discussion & Analysis of Financial Condition & Results of Operations			9

Item 3.
Quantitative & Qualitative Disclosures about Market Risk			13

Item 4.
Controls & Procedures			13

PART II - OTHER INFORMATION
Item 1.
Legal Proceedings			14

Item 1A.
Risk Factors			14

Item 2.
Unregisters Sales of Equity Securities and Use of Proceeds			14

Item 3.
Defaults Upon Senior Securities			14

Item 4.
Mine Safety Disclosures			14

Item 5.
Other Information			14

Item 6.
Exhibits			15

SIGNATURES			16

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

AG&E HOLDINGS INC.

Condensed Consolidated Statements of Earnings (unaudited)

Three Months and Nine Months Ended September 30, 2015 and 2014

	Three Months Ended September 30		Nine Months Ended September 30
	2015	2014	2015	2014
Net sales	$2,155,000	$5,261,000	$12,203,000	$18,513,000
Cost of sales	1,517,000	4,197,000	9,240,000	14,958,000
Gross margin	638,000	1,064,000	2,963,000	3,555,000
Selling & administrative expenses	973,000	1,543,000	3,114,000	4,043,000
Goodwill Impairment	0	1,329,000	0	1,329,000
Operating loss	(335,000)	(1,808,000)	(151,000)	(1,817,000)
Interest expense	0	15,000	0	45,000
Other income, net	(1,000)	(5,000)	(3,000)	(18,000)
Income tax expense	0	501,000	4,000	539,000
Loss from continuing operations	$(334,000)	$(2,319,000)	$(152,000)	$(2,383,000)
Discontinued Operations:
(Loss) earnings from discontinued operations	0	(1,450,000)	88,000	(1,089,000)
Loss on sale of assets	0	(2,145,000)	0	(2,145,000)
Discontinued operations, net of income taxes	0	(3,595,000)	88,000	(3,234,000)
Net loss	$(334,000)	$(5,914,000)	$(64,000)	$(5,617,000)

Basic and Diluted earnings per share:
Continuing operations	$(0.03)	$(0.20)	$(0.01)	$(0.20)
Discontinued operations	$0	$(0.30)	$0.00	$(0.28)
Net income per share	$(0.03)	$(0.50)	$(0.01)	$(0.48)

Basic and diluted average common shares outstanding	11,673,873	11,771,286	11,678,197	11,751,673

See accompanying notes to the unaudited condensed consolidated financial statements

AG&E HOLDINGS INC

Condensed Consolidated Balance Sheets

	Sept 30,	December 31,
	2015	2014
	(unaudited)
Assets:
Current assets:
Cash	$4,499,000	$6,859,000
Accounts receivable, net	973,000	2,019,000
Inventory	747,000	4,079,000
Prepaid expenses & other assets	299,000	432,000
Total current assets	$6,518,000	$13,389,000

Property, plant & equipment, net	38,000	69,000

Other assets:
Other long term receivable	0	96,000
Total other assets	0	96,000
Total assets	$6,556,000	$13,554,000

Liabilities:
Current liabilities:
Accounts payable	$431,000	$783,000
Accrued expenses	325,000	1,687,000
Total current liabilities	$756,000	$2,470,000

Total liabilities	$756,000	$2,470,000

Shareholders' Equity:
Common stock: authorized 25,000,000 shares $1.00 par value; shares issued and outstanding: 11,668,395 shares as of September 30, 2015 11,680,395 shares as of December 31, 2014	$11,668,000	$11,680,000
Additional paid-in capital	5,109,000	5,118,000
Accumulated deficit	(10,895,000)	(5,580,000)
Unearned compensation	(82,000)	(134,000)
Total shareholders' equity	5,800,000	11,084,000
Total liabilities & shareholders' equity	$6,556,000	$13,554,000

AG&E HOLDINGS INC.

Condensed Consolidated Statements of Cash Flows (unaudited)

Three Months and Nine Months Ended September 30, 2015 and 2014

	Three Months Ended		Nine Months Ended
	Sept 30,	Sept 30,	Sept 30,	Sept 30,
	2015	2014	2015	2014
Cash flows from operating activities:
Net loss	$(334,000)	$(5,914,000)	$(64,000)	$(5,617,000)
Net earnings (loss) from discontinued operations	0	(3,595,000)	88,000	(3,234,000)
Net loss from continuing operations	$(334,000)	$(2,319,000)	$(152,000)	$(2,383,000)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	7,000	9,000	33,000	38,000
Bad debt (recoveries) expense	(62,000)	17,000	(9,000)	28,000
Amortization of unearned compensation	5,000	22,000	31,000	59,000
Loss on sale of fixed assets	0	7,000	0	7,000
Goodwill Impairment	0	1,329,000	0	1,329,000
Decrease of long term receivable	0	69,000	96,000	127,000
Deferred taxes	0	497,000	0	497,000
Changes in current assets & liabilities
Accounts receivable	2,480,000	290,000	1,055,000	1,127,000
Inventory	(107,000)	(1,287,000)	3,332,000	(1,139,000)
Prepaid expenses & other	(61,000)	261,000	133,000	165,000
Accounts payable	(526,000)	889,000	(341,000)	776,000
Accrued expenses	(232,000)	1,389,000	(1,362,000)	1,017,000
Discontinued operations:
Net cash (used in) provided by operating activities	0	(758,000)	0	251,000
Net cash provided by operating activities	$1,170,000	$415,000	$2,816,000	$1,899,000
Cash (used in) provided by investing activities:
Proceeds from sale of discontinued operations	0	5,500,000	77,000	5,500,000
Additions to plant & equipment	(1,000)	(5,000)	(2,000)	(26,000)
Net cash (used in) provided by investing activities	$(1,000)	$5,495,000	$75,000	$5,474,000
Cash used in financing activities:
Repayments - note payable	0	(232,000)	0	(1,598,000)
Cash Dividend paid	(5,251,000)	0	(5,251,000)	0
Net cash used in financing activities	$(5,251,000)	$(232,000)	$(5,251,000)	$(1,598,000)
Net (decrease) increase in cash	(4,082,000)	5,678,000	(2,360,000)	5,775,000
Cash at beginning of period	8,581,000	561,000	6,859,000	464,000
Cash at end of period	$4,499,000	$6,239,000	$4,499,000	$6,239,000
Supplemental cash flow disclosure:
Interest paid	0	16,000	0	46,000
Taxes paid	0	15,000	4,000	53,000

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

The Company still operates its distribution operations, which operate under the American Gaming & Electronics (“AG&E”) name. The AG&E distribution operations consist of parts, repair and service, and replacement monitor distribution to casinos throughout the United States and video gaming terminals (VGT) distribution in Illinois.

Going forward, the continuing operations portion of our financial statements will reflect only the AG&E distribution operations plus public company and other corporate expenses. The Company’s prior LCD monitor business operations will be shown as discontinued operations.

2.     In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, which are necessary for a fair presentation of the financial position and results of operations for the periods presented. These condensed consolidated financial statements were prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all information or footnotes necessary for a complete presentation in conformity with accounting principles generally accepted in the United States. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes included in the Company's 2014 Annual Report to Shareholders. The results of operations for the three months and nine months ended September 30, 2015 are not necessarily indicative of the operating results for the full year.

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

The following amounts related to the discontinued operations were derived from historical financial information and have been segregated from continuing operations and reported as discontinued operations in the Condensed Consolidated Statement of Earnings:

	Three Months Ended September 30		Nine Months Ended September 30
	2015	2014	2015	2014
Net sales	$0	$2,915,000	$0	$14,498,000

Earnings from discontinued operations	0	(1,450,000)	88,000	(1,089,000)
Loss on sales of assets	0	(2,145,000)	0	(2,145,000)
Discontinued operations, net of income taxes	$0	$(5,914,000)	$88,000	$(5,617,000)

The earnings of $88,000 in the nine months ended September 30, 2015 is related to a reduction of the bad debt accrual of $60,000, a reduction in general accruals of $38,000 and an additional $10,000 of union pension settlement expense.

8.       The Company maintains an Incentive Stock Option Plan and a Stock Award Plan under which officers and key employees may acquire up to a maximum of 2,155,028 common shares.

Stock Options

Under the Incentive Stock Option Plan, which expired in 2008, no options have been awarded since 2004. At September 30, 2015 there were no options outstanding as all remaining options expired unexercised in April 2014.

Restricted Shares

All restricted shares granted are governed by the Company’s Stock Award Plan, which was approved by shareholders in 2000 and amended in 2009. As of September 30, 2015, 75,318 restricted shares were outstanding on a stock dividend adjusted basis. Employees can earn the restricted shares in exchange for services to be provided to the Company over a three-year or five-year vesting period. Total unrecognized compensation cost related to unvested stock awards is approximately $82,000 and is expected to be recognized over a weighted average period of 1.25 years.

The following table summarizes information regarding restricted share activity for the nine months ending September 30, 2015:

	Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2014	107,639	$2.00
Granted	0	$0.00
Vested	(20,321)	$2.09
Forfeited	(12,000)	$1.78
Unvested, September 30, 2015	75,318	$2.01

9.     Our inventory detail as of September 30, 2015 and December 31, 2014 was as follows:

	September 30,	December 31,
(in $000's)	2015	2014
	(unaudited)
Inventory:
Raw materials	$747	$597
In transit finished goods	0	0
Finished goods	0	3,482
Total	$747	$4,079

10.     On October 30, 2014, the Company terminated its credit facility with Wells Fargo Bank, N.A. Therefore, as of September 30, 2015, the Company had no outstanding bank debt. As a result of having zero outstanding bank debt on September 30, 2015 and the cancellation of its line of credit with Wells Fargo Bank, N.A., the Company does not have any bank covenants for the third quarter 2015.

11.     An income tax valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company has net deferred tax assets of approximately $4.8 million at September 30, 2015, which are completely offset by a valuation allowance. As of December 31, 2014, the Company has net operating loss carry forwards for Federal income tax purposes of approximately $10,248,000, which are available to offset future Federal taxable income, if any, that begin to expire in 2021. The Company also has a net operating loss carry forward for Illinois state income tax purposes of approximately $10,242,000 as of December 31, 2014. The Company also has alternative minimum tax credit carry forwards of approximately $160,000, which are available to reduce future Federal regular income taxes, if any, over an indefinite period. No unrecognized tax benefits are set to expire in the next twelve months that may have an impact upon the Company’s effective tax rate.

The Company files tax returns in the U.S. federal jurisdiction and various state jurisdictions. The tax years 2012, 2013 and 2014 remain open to examinations. Our policy is to recognize interest and penalties related to uncertain tax positions in income tax expense. During the nine months ended September 30, 2015, the Company did not recognize expense for interest or penalties related to income tax, and do not have any amounts accrued at September 30, 2015, as the Company does not believe it has taken any uncertain income tax positions.

12.     The Company has evaluated subsequent events through the date the condensed consolidated financial statements were issued for the nine months ended September 30, 2015.

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

The Company retained its distribution operations, which operate under the American Gaming & Electronics (“AG&E”) name. The AG&E distribution operations consist of parts, repair and service, and replacement monitor distribution to casinos throughout the United States and video gaming terminals (VGT) distribution in Illinois. VGT distribution ended in Illinois with the conclusion of the GTech contract on June 15, 2015.

Going forward, the continuing operations portion of our financial statements will reflect only the AG&E distribution operations plus public company and other corporate expenses. The Company’s prior LCD monitor business operations will be shown as discontinued operations.

Three Months Ended September 30, 2015 & 2014

For the third quarter ended September 30, 2015, net sales from continuing operations decreased $3.1 million or 59% to $2.2 million compared to $5.3 million in the third quarter 2014. The decline is primarily attributable to the lack of VGT sales due to the expiration of the GTech video lottery distribution contract on June 15, 2015.

Gross margin for the third quarter 2015 decreased $426,000 or 40% to $638,000 or 29.6% of sales compared to $1.1 million or 20.2% of sales in the third quarter 2014. Margins were higher in the third quarter 2015 compared to third quarter 2014 due to the absence of lower VGT margins. Parts margins were flat compared to prior year quarter.

Operating expenses decreased $570,000 to $973,000 in the third quarter 2015 compared to $1.5 million in the third quarter 2014. The operating expense decrease was primarily due to lower administrative expenses due to the sale of the LCD business. As a result of the reduced sales, operating expenses as a percent of sales increased to 45.1% in the quarter from 29.3% of sales in the same quarter last year.

Operating loss from continuing operations was ($335,000) in the third quarter 2015 compared to an operating loss prior to goodwill impairment of ($479,000) in the third quarter 2014 resulting in a $144,000 operating earnings increase prior to goodwill. The operating loss from continuing operations in the third quarter 2014 after goodwill impairment was $1.8 million.

Interest expense was $0 in the third quarter 2015 compared to $15,000 in the third quarter 2014. Other income was $1,000 in the third quarter 2015 and $5,000 in the third quarter 2014.

Income tax expense was $0 in the third quarter 2015 compared to $501,000 in the third quarter 2014. The large income tax expense increase in 2014 was because we determined that our future profits would not support the deferred tax asset of $497,000, which therefore needed to be expensed in the quarter.

Loss from continuing operations was $(334,000) in the third quarter 2015 compared to a loss of $(2.3) million in the third quarter 2014. For the third quarter 2015 basic and diluted loss per share from continuing operations was $0.03 compared to the third quarter 2014 basic and diluted loss per share from continuing operations of $0.20.

The earnings from discontinued operations for the third quarter 2015 was $0 compared to a loss in the third quarter 2014 of $(3.6) million.

Net loss including discontinued operations was $334,000 for the third quarter 2015 compared to $5.9 million for the third quarter 2014. For the third quarter 2015 basic and diluted loss per share including discontinued operations was $0.03 compared to the third quarter 2014, basic and diluted loss per share including discontinued operations of $0.50.

Nine Months Ended September 30, 2015 & 2014

For the nine months ended September 30, 2015, net sales from continuing operations decreased $6.3 million or 34% to $12.2 million compared to $18.5 million in the nine months ended September 30, 2014. The decline is primarily attributable to market saturation of the video gaming terminal (VGT) business in the state of Illinois as well as the expiration of the GTech VGT distribution contract and the resulting reduction in sales.

Gross margin for the first nine months 2015 decreased $592,000 or 16.6% to $3.0 million or 24.3% of sales compared to $3.6 million or 19.2% in the first nine months 2014. VGT gross margin decreased due to lower sales compared to the first nine months 2014, while the parts gross margin increased in the first nine months compared to last year due to a higher mix of service revenue.

Operating expenses decreased $929,000 to $3.1 million in the nine months ended September 30, 2015 compared to $4.0 million in the nine months ended September 30, 2014. The operating expense decrease was primarily due to lower administrative expenses due to the sales of the LCD business. As a result of the reduced sales, operating expenses as a percent of sales increased to 25.5% in the first nine months from 21.8% of sales in the same period last year.

Operating loss from continuing operations was $151,000 in the first nine months 2015 compared to an operating loss before goodwill impairment of $488,000 in the first nine months 2014 resulting in a $337,000 operating earnings increase. The operating loss from continuing operations after goodwill impairment for the first nine months 2014 was $1.8 million.

Interest expense was $0 in the first nine months 2015 compared to $45,000 in the first nine months 2014. Other income was $3,000 in the first nine months 2015 and $18,000 in the same period 2014.

Income tax expense was $4,000 in the nine months ended September 30, 2015 compared to $539,000 in the nine months ended September 30, 2014.

Loss from continuing operations was $152,000 in the first nine months 2015 compared to a loss of $2.4 million in the first nine months 2014. For the nine months ended September 30, 2015 basic and diluted loss per share from continuing operations was $0.01 compared to the nine months ended September 30, 2014 basic and diluted loss per share from continuing operations of $0.20.

The earnings from discontinued operations for the first nine months 2015 was $88,000 compared to a loss in the first nine months 2014 of $3.2 million. The earnings of $88,000 in the nine months ended September 30, 2015 is related to a reduction of the bad debt accrual of $60,000, a reduction in general accruals of $38,000 and an additional $10,000 of union pension settlement expense.

Net loss including discontinued operations was $64,000 for the first nine months 2015 compared to $5.6 million for the first nine months 2014. For the nine months ended September 30, 2015 basic and diluted net loss per share was $0.01 compared to the nine months ended September 30, 2014 basic and diluted loss per share of $0.48.

Illinois Video Gaming Terminal Contract with GTech

The Company had an exclusive contract to distribute VGT’s in Illinois for GTech. This exclusive contract expired on June 15, 2015 and as a result, we are no longer able to sell Spielo VGT’s in Illinois which has significantly reduced our revenues and profitability. As of June 30, 2015, all of the VGT games and parts inventory had been sold to customers or returned to GTech.

Strategic Review

Our Board of Directors and management are continuing to review strategic options with our financial advisor, Innovation Capital, with the goal of maximizing shareholder value. While there can be no assurance that a transaction of any sort may occur, management and the our Board of Directors remain firmly dedicated to considering any realistic transaction that our strategic review may reveal that will accrue to the benefit of the our shareholders.

Liquidity & Capital Resources

Third Quarter 2015

For continuing operations, accounts receivable decreased $2.4 million to $973,000 in the third quarter 2015. Days sales in accounts receivable decreased to 40 days at September 30, 2015 compared to 60 days at June 30, 2015.

Inventory increased $107,000 to $747,000 in the third quarter 2015. Days cost of sales in inventory decreased to 53 days at September 30, 2015 compared to 89 days cost of sales at June 30, 2015.

Accounts payable decreased $526,000 to $431,000 in the third quarter 2015 compared to $957,000 at June 30, 2015. Days payables outstanding decreased to 30 days at September 30, 2015 compared to 134 days at June 30, 2015 due to payment of outstanding payables remaining for VGT inventory in the quarter.

Prepaid expenses increased $61,000 in the third quarter 2015. Accrued expenses decreased $232,000 in the third quarter 2015.

The net of our third quarter 2015 loss, depreciation and amortization, and other non cash adjustments to earnings resulted in a $379,000 use of cash in operations. The net of earnings and non cash adjustments plus the working capital changes noted above resulted in a provision of $1.2 million of cash by operations.

Cash provided by the sales of discontinued operations was $0 for the third quarter 2015, which was slightly offset by capital additions, primarily IT equipment, use of cash of $1,000. This resulted in a use of cash by investing activities of $1,000.

We paid a $0.45 per share cash distribution to all shareholders on September 15, 2015 resulting in a use of cash of $5.3 million. We also cancelled 12,000 unvested restricted shares during the third quarter. The net of the distribution as well as the restricted stock cancellation resulted in a use of cash by financing activities of $5.3 million.

Cash at the beginning of the quarter (June 30, 2015) was $8.6 million and at the end of the third quarter (September 30, 2015) was $4.5 million.

Nine Months ended September 30, 2015

For continuing operations, accounts receivable decreased $1.0 million to $973,000 in the first nine months 2015. Days sales in accounts receivable decreased to 40 days at September 30, 2015 compared to 75 days at year end 2014.

Inventory decreased $3.3 million to $747,000 in the first nine months 2015. Days cost of sales in inventory increased to 53 days at September 30, 2015 compared to 49 days cost of sales at year end 2014.

Accounts payable decreased $352,000 to $431,000 in the first nine month 2015 compared to $783,000 at year end 2014. Days payables outstanding increased to 30 days at September 30, 2015 compared to 9 days at year end 2014 due to lower sales.

Prepaid expenses decreased $133,000 in the first nine months 2015. Accrued expenses decreased $1.4 million in the first nine months 2015 primarily due to the payment of the union pension liability.

The net of our first nine month 2015 loss, depreciation and amortization, and other non cash adjustments to earnings resulted in a $4,000 provision of cash in operations. The net of earnings and non cash adjustments plus the working capital changes noted above resulted in a provision of $2.8 million of cash by operations.

Cash provided by the sales of discontinued operations was $77,000 for the first nine months 2015, which was slightly offset by capital additions, primarily IT equipment, use of cash of $2,000 (net of disposals). This resulted in a provision of cash by investing activities of $75,000.

We paid a $0.45 per share cash distribution to all shareholders on September 15, 2015 resulting in a use of cash of $5.3 million. We also cancelled 12,000 unvested restricted shares during the first nine months 2015. The net of the distribution as well as the restricted stock cancellation resulted in a use of cash by financing activities of $5.3 million.

Cash at the beginning of the year (January 1, 2015) was $6.9 million and at the end of the first nine months (September 30, 2015) was $4.5 million.

Shareholders’ equity was $5.8 million in the first nine months 2015 compared to $11.0 million in the first nine months 2014 or a decrease of $5.2 million. This decrease was attributed to the our cash distribution payout of $0.45 per share or $5.3 million.

Forward Looking Statements

Because we endeavor to provide shareholders and potential investors with more meaningful and useful information, this report may contain certain forward-looking statements (as such term is defined in the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that reflect our current expectations regarding our future results of operations, performance and achievements. Such forward-looking statements are subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. We have tried, wherever possible, to identify these forward-looking statements by using words such as "anticipate," "believe," "estimate," "expect" and similar expressions. These statements reflect our current beliefs and are based on information currently available to it. Accordingly, these statements are subject to certain risks, uncertainties and assumptions which could cause our future results, performance or achievements to differ materially from those expressed in, or implied by, any of these statements, which are more fully described in our Annual Report on Form 10-K for the year ended December 31, 2014. We undertake no, and hereby disclaim any, obligation to release publicly the results of any revisions to any such forward-looking statements that may be made to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events.

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

Based on the evaluation, the Disclosure Committee concluded that as of September 30, 2015, the Company’s disclosure controls were not effective due to the material weakness described in the “Management’s Annual Report on Internal Control over Financial Reporting” section of Item 9A of Part II of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

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

(b) Not applicable.

(c) During the nine months ended September 30, 2015, we redeemed no shares of the Company.

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

AG&E HOLDINGS INC.

Date:	November 13, 2015	By:
Renee Zimmerman
Senior Vice President,
Chief Financial Officer,
Treasurer & Corporate Secretary