Form 10-K
period 2015-12-31
AG&E HOLDINGS INC.
filed 2016-03-30
CIK 105608

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

Commission File Number 001-8250

AG&E HOLDINGS INC.

(Exact name of registrant as specified in its charter)

ILLINOIS (State or other jurisdiction of incorporation or organization)	36-1944630 (IRS Employer Identification Number)

4630 S. Arville Street, Suite E

Las Vegas, NV 89103

(Address of principal executive offices)

Registrant’s telephone number, including area code: 702-798-5752

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

Indicate by check mark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a Smaller Reporting Company)	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the registrant’s voting stock held by non-affiliates of the registrant (assuming for the purposes hereof, that directors, executive officers and 10% or greater stockholders of the registrant are affiliates of the registrant), based upon the closing sale price of the registrant’s Common Stock on March 16, 2016 was approximately $4,543,000.

The number of shares of the registrant’s Common Stock outstanding as of March 16, 2016, was approximately 11,649,000.

As used in this Annual Report on Form 10-K, the terms “we,” “us,” “our” and “the Company” mean AG&E Holdings Inc., an Illinois corporation, and its subsidiaries, unless the context indicates a different meaning, and the term “common stock” means our common stock, $1.00 par value per share.

Consent of Plante & Moran PLLC
Certification of Principal Executive and Financial Officer Pursuant to Section 302
Certification of Principal Executive and Financial Officer Pursuant to Section 302
Statement of Principal Executive and Financial Officer Pursuant to Section 906

PART I

Item 1. BUSINESS

OVERVIEW

AG&E Holdings Inc. (the “Company”) through its wholly owned subsidiary American Gaming & Electronics, Inc. (“AG&E”) distributes parts and repairs and services gaming equipment and provides replacement monitors to casinos throughout the United States with offices in Las Vegas, Nevada, Hialeah, Florida and McCook, Illinois.

Originally founded in 1925 as an Illinois corporation, the Company previously was a global distributor and manufacturer of liquid crystal display (LCD) video monitors and other related parts for a variety of markets including, but not limited to, gaming machine manufacturers, coin-operated video game manufacturers and other display integrators. On September 12, 2014, the Company sold its LCD monitor business operations, and on October 30, 2014, changed its name to AG&E Holdings Inc. On June 15, 2015, the Company’s distribution agreement for video gaming terminals or VGTs in Illinois with GTech expired and as a result, the Company wound down this business.

Going forward, the continuing operations portion of our financial statements will reflect only the AG&E distribution operations plus public company and other corporate expenses. The Company’s prior LCD monitor business operations will be shown as discontinued operations. The Company continues to explore strategic alternatives.

The Company’s common stock is publicly traded on the NYSE MKT exchange under the symbol “WGA.”

PRODUCTS

The Company’s primary business is the distribution and service of electronic components which consist of LCD displays, gaming supplies and components and the distribution of VGTs in Illinois through June 2015. These video products, gaming parts and services, and VGTs accounted for all of our revenue in 2015, 2014 and 2013 as the revenue for our sold LCD monitor business moved to discontinued operations.

MARKETING AND SALES

The Company sells products primarily in the United States with limited distribution in Europe and Asia. The Company maintains its own internal sales staff for a majority of its sales for products and for repair and service of its products.

The Company’s business is generally not seasonal, but sales generally are a little higher during the first half of the year and a little lower the second half of the year.

The Company believes it has no unique or unusual practices or policies relating to working capital items and believes its practices are consistent with other comparable companies in its served markets. The Company currently believes that its financial requirements during the foreseeable future can be met with funds on hand and generated from operating activities.

The Company did not have any customers that accounted for more than 10% of sales in 2015. The Company’s largest customer in the continuing operations accounted for 10% and 17% of total revenues in 2014 and 2013, respectively, and 10% and 16% of total accounts receivable as of December 31, 2014 and 2013. No other customer accounted for more than 10% of sales in 2014 or 2013.

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

As of December 31, 2015, the Company employed a total of approximately 20 full time employees at all of its locations. The Company believes its relationship with its employees is satisfactory.

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

The loss of the Illinois VGT contract with GTech will reduce our revenues and our profitability and the Company will continue to incur losses.

We had an exclusive contract to distribute VGT’s in Illinois for GTech. This exclusive contract expired on June 15, 2015. Since the contract was not renewed, we are no longer able to sell Spielo VGT’s in Illinois which will significantly reduce our future revenues and profitability. The Company has incurred losses in 2014 and 2015 and expects to continue to incur losses for the foreseeable future.

The Company has lost employees and executives.

On December 8, 2015, the Company’s prior chief financial officer resigned. The Company has not hired a replacement. Other accounting staff has resigned since that date. During the review of strategic alternatives, in September 2015, the Special Committee of the Board of Directors placed the Chief Executive Officer on paid leave. The lack of management personnel may have an adverse impact on the operations and profitability of the Company.

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

The Company is pursuing certain strategic transactions that involve significant risks and uncertainties.

The Company expects to continue incurring costs in pursuing, evaluating and negotiating particular strategic transactions, but its efforts might not prove successful. For example, such transactions might not be available on terms acceptable to the Company or at all. Or, if such a transaction is entered into by the Company, the Company might not ever close such transaction or realize the anticipated benefits of such transaction. For example, some transactions may require shareholder approval or regulatory approvals, which may not be received.

Certain strategic transactions that the Company is pursuing might dilute the equity interests of our common shareholders.

Certain strategic transactions that the Company is pursuing might involve, through one or more transactions, the issuance of our capital stock, which will dilute (either economically or in percentage terms, or both) the ownership interests of our existing shareholders.

If the Company is unable to enter into one or more other strategic transactions, the Company will have to consider liquidation.

If we are unable to enter into a strategic transaction on terms acceptable to the Company and realize certain benefits from such transaction, the Company might be required to dispose of or liquidate its assets at some future date at values less than what we believe their current values to be and at which they are carried on our financial statements.

The Company might not meet listing requirements during 2016 and therefore might be subject to delisting.

It is a requirement of NYSE MKT that the Company maintain shareholder equity of more than $5 million in order to remain listed. The Company’s equity at year end was $5,358,000. The Company’s equity will likely drop below $5.0 million during the first half of 2016. As a result, the Company could become subject to delisting by the NYSE.

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

Item 2. PROPERTIES

The Company leases its headquarters which are located at 9500 West 55th Street, Suite A, McCook, Illinois 60525. The Company’s leased McCook facility has approximately 104,000 square feet of floor space. There is excess, unused space of approximately 23,000 square feet. The Company’s McCook facility lease expires on April 30, 2016. The Company will not renew the lease. It will close the Midwest warehouse and consolidate the inventory in Nevada. The Company’s administrative staff will move to a temporary office in Burr Ridge, Illinois. The Company also has other leased facilities to support its operations in Nevada and Florida. Effective April 29, 2016 the Company’s headquarters will move to its leased facility at 4630 S. Arville Street, Suite E, Las Vegas, NV 89103.

Item 3. LEGAL PROCEEDINGS

The Company is or may be subject to various legal proceedings and actions arising in the normal course of our business. In the opinion of management, based upon the information presently known, the ultimate liability, if any, arising from such pending legal proceedings, as well as from asserted legal claims and known potential legal claims which are likely to be asserted, taking into account established accruals for estimated liabilities (if any), are not expected to be material individually and in the aggregate to our consolidated financial position, results of operations or cash flows.

Item 4. MINE SAFTETY DISCLOSURES

Not Applicable.

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES,

COMMON SHARE MARKET PRICE

The Company's common shares are traded on the NYSE MKT Stock Exchange under the symbol “WGA”. On December 31, 2015, there were approximately 512 holders of record of the common shares of the Company. High and low prices for the last two years were:

	2015 Prices		2014 Prices
	High	Low	High	Low
Quarter ended:
March 31	$0.95	$0.65	$1.99	$1.64
June 30	$0.95	$0.70	$1.99	$1.21
September 30	$1.00	$0.42	$1.49	$1.11
December 31	$0.62	$0.41	$1.34	$0.63

On September 15, 2015, the Company paid a $0.45 per share cash distribution to shareholders, which as of December 31, 2015, was determined to be a return of capital. The Company paid no other distributions to shareholders during the two most recent fiscal years.

During the fiscal year covered by this Annual Report on Form 10-K, we have not repurchased any shares of our common stock or sold any unregistered securities.

Item 6. SELECTED FINANCIAL DATA

Not applicable.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MANAGEMENT’S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION & RESULTS OF OPERATIONS

Year Ended December 31, 2015 Compared to Year Ended December 31, 2014

Net sales from continuing operations decreased $8.0 million or 37% to $13.9 million in 2015 compared to $21.9 million in 2014. Parts sales increased approximately 9% while VGT sales declined by 58% compared to prior year due to the expiration of our distribution agreement with GTech for the Illinois VGT market.

Gross margin for 2015 decreased $843,000 to $3.4 million or 24.6% of sales compared to $4.3 million or 19.4% of sales in 2014. Gross margins decreased by $843,000 primarily due to the lower VGT sales. Although margin dollars are down due to reduced volume, the gross margin percentage increased to 24.6% of sales in 2015 from 19.4% of sales in 2014 due to the lower VGT margin percentage compared to the much higher parts and service margin percentage.

Operating expenses decreased $828,000 to $4.0 million in 2015 compared to $4.8 million in 2014. These 2015 decreases were primarily due to lower administrative expenses during this year compared to transaction expenses associated with the exit of the LCD business in the second half 2014 and the VGT business in the second half 2015. The savings from these lower administrative expenses were partially offset by costs associated with the Company pursuing strategic alternatives in 2015. The Company continues to place emphasis on operating expense control.

Operating loss before goodwill impairment was a loss of $582,000 in 2015 compared to a loss of $567,000 in 2014.

In 2014, the Company reviewed its future projections for the AG&E distribution operations. With lower anticipated future VGT sales and higher operating expense due to absorbing all the public company and other corporate expense previously charged to its discontinued operations, it anticipated lower future cash flows. As a result, the Company determined that one hundred percent of the AG&E goodwill was impaired which resulted in a charge of $1.3 million in 2014.

Operating loss from continuing operations was $0.6 million in 2015 compared to an operating loss of $2.4 million in 2014 primarily due to the goodwill impairment.

Interest expense was zero in 2015 compared to $29,000 in 2014 due to cancelling the line of credit on October 30, 2014. Other income & expense was an $3,000 credit in 2015 compared to an $18,000 credit in 2014.

Income tax expense was $8,000 in 2015 compared to $539,000 in 2014. The large income tax expense increase in 2014 was due to an increase in the deferred tax valuation allowance resulting from the Company determination that its future profit would not support the deferred tax asset of $497,000. The Company has available a net operating loss carry forward of approximately $11.0 million as of December 31, 2015.

Net loss from continuing operations was $0.6 million in 2015 compared to a net loss of $2.4 million in 2014. For 2015 basic and diluted loss per share was $0.05 compared to basic and diluted loss per share of $0.21 in 2014.

The gain from discontinued operations for 2015 was $0.1 million compared to a loss of $3.1 million in 2014, which included a loss on the sale of the assets of $2.1 million.

Net loss including discontinued operations was $0.5 million in 2015 compared to net loss of $5.5 million in 2014. For 2015 basic and diluted loss per share was $0.04 compared to basic and diluted loss per share of $0.47 in 2014.

Year Ended December 31, 2014 Compared to Year Ended December 31, 2013

Net sales from continuing operations decreased $6.3 million or 22% to $21.9 million in 2014 compared to $28.2 million in 2013. Parts sales increased slightly while VGT sales declined by 31% compared to prior year due to the slowdown in the Illinois VGT market.

Gross margin for 2014 decreased $575,000 to $4.3 million or 19.4% of sales compared to $4.8 million or 17.1% of sales in 2013. Gross margins decreased by $885,000 primarily due to the lower VGT sales. Although margin dollars are down due to reduced volume, the gross margin percentage increased to 19.4% of sales in 2014 from 17.1% of sales in 2013 due to the lower VGT margin percentage compared to the much higher parts margin percentage.

Operating expenses decreased $740,000 to $4.8 million in 2014 compared to $5.6 million in 2013. These 2014 decreases were primarily due to lower administrative expenses due to the sale of the LCD business including occupancy, IT network and accounting services. As well, bonus expenses were lower by $190,000 compared to prior year. The Company continues to place great emphasis on operating expense control.

Operating loss before goodwill impairment was a loss of $567,000 in 2014 compared to a loss of $732,000 in 2013.

In 2014, the Company reviewed its future projections for the AG&E distribution operations. It appears that the City of Chicago will not approve VGTs for the foreseeable future and that no new states will be added until at least the second half of 2016 or sometime in 2017. AG&E also has higher operating expense, since it will be absorbing all the public company and other corporate expense previously charged to its discontinued operations. As a result, the Company determined that the AG&E goodwill was impaired which resulted in a charge of $1.3 million.

Operating loss from continuing operations was $1.9 million in 2014 compared to an operating loss of $732,000 in 2013 primarily due to the goodwill impairment.

Interest expense was $29,000 in 2014 compared to $77,000 in 2013 due to cancelling the line of credit on October 30, 2014. Other income & expense was an $18,000 credit in 2014 compared to a $10,000 credit in 2013.

Income tax expense was $539,000 in 2014 compared to a benefit of $8,000 in 2013. The large income tax expense increase was due to an increase in the deferred tax valuation allowance resulting from the Company determining its future profit would not support the deferred tax asset of $497,000. The Company has available a net operating loss carry forward of approximately $9.8 million as of December 31, 2014.

Net loss from continuing operations was $2.4 million in 2014 compared to a net loss of $791,000 in 2013. For 2014 basic and diluted loss per share was $0.21 compared to basic and diluted loss per share of $0.06 in 2013.

The loss from discontinued operations for 2014 was $3.1 million which included a loss on the sale of the assets of $2.1 million compared to a profit in 2013 of $1.4 million.

Net loss including discontinued operations was $5.5 million in 2014 compared to net income of $651,000 in 2013. For 2014 basic and diluted loss per share was $0.47 compared to basic and diluted earnings per share of $0.06 in 2013.

Critical Accounting Policies

The preparation of the Company’s consolidated financial statements in accordance with accounting principles generally accepted in the United States of America requires the Company’s management to adopt accounting policies and to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenue and expenses. Management periodically evaluates its policies, estimates and assumptions related to, among others: revenue recognition, receivables and provision for bad debt, inventory obsolescence and costing methods, provision for warranty, goodwill, income taxes and valuation allowance for deferred taxes, and contingencies. The Company’s management bases its estimates on historical experience and expectations of the future. Actual reported and future amounts could differ from those estimates under different conditions and assumptions.

Revenue Recognition

In general, the Company recognizes revenue when the following criteria are met: evidence of an arrangement between the Company and its customer exists, shipment has occurred or services have been rendered, the sales price is fixed and determinable and collectability is reasonably assured. Revenue from video gaming terminal sales with standard payment terms is recognized upon the passage of title and transfer of the risk of loss. The Company recognizes revenue even if it retains a form of title to products delivered to customers, provided the sole purpose is to enable the Company to recover the products in the event of a customer payment default and the arrangement does not prohibit the customer’s use of the product in the ordinary course of business.

Receivables & Provision for Bad Debt

The Company is exposed to credit risk on certain assets, primarily accounts receivable. The Company provides credit to customers in the ordinary course of business and performs ongoing credit evaluations. Concentrations of credit risk with respect to trade receivables are limited. The Company currently believes its allowance for doubtful accounts is sufficient to cover customer credit risks.

Inventory Obsolescence & Costing Methods

The Company uses an average cost method to value inventory. The Company provides an allowance for estimated obsolete or excess inventory based on assumptions about future demands for its products.

Income Taxes & Valuation Allowance for Deferred Taxes

The Company uses the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. The amount of deferred tax asset we recognize is based upon our expected income for the next twelve to eighteen months. We record a valuation allowance to reduce deferred tax assets to an amount for which the realization is more likely than not.

Contingencies

When applicable, the Company assesses its exposures to loss contingencies including legal and other matters and provides for an exposure if it is judged to be probable and estimable. If the actual loss from a contingency differs from management’s estimates, operating results could be impacted.

Liquidity & Capital Resources

For continuing operations, accounts receivable decreased by $1.3 million to $0.7 million in 2015 compared to $2.0 million in 2014. Days sales in accounts receivable decreased to 39 days at year end 2015 compared to 54 days at year end 2014.

Inventory decreased by $3.5 million to $0.6 million in 2015 compared to $4.1 million in 2014. Days cost of sales in inventory decreased to 62 days at year end 2015 compared to 171 days cost of sales at year end 2014.

Accounts payable decreased to $0.5 million in 2015 compared to $0.8 million in 2014, a $0.3 million use of cash to due to no VGT activity the second half of the year. Days payables outstanding decreased to 29 days at year end 2015 compared to 27 days at year end 2014.

Prepaid expenses decreased $0.1million and accrued expenses decreased $1.5 million, primarily due to settling all the transaction expenses associated with the sale of the LCD business operations.

Discontinued operating activities provided zero cash in 2015 compared to $0.4 million of cash in 2014.

The net of our 2015 loss, depreciation and amortization, and other non cash adjustments to earnings resulted in a $0.4 million use of cash in operations. The net of earnings and non cash adjustments plus the working capital changes noted above resulted in $2.7 million of cash being provided by operations.

Cash provided by the sales of discontinued operations was $0.1 million in 2015 compared to $7.1 million in 2014. Capital expenditures were minimal in 2015 and 2014. This resulted in a provision of cash by investing activities of $0.1 million in 2015 and $7.1 million in 2014.

Cash provided by sales of stock issued under the employee stock grant plan was minimal in 2015 and 2014. The Company paid a cash dividend of $5.3 million in 2015 and zero in 2014. These three items resulted in $5.3 million of net cash used by financing activities in 2015 and $1.6 million in 2014.

Cash at the beginning of the year was $6.9 million and at the end of the year was $4.4 million.

Shareholders’ equity was $5.4 million in 2015 compared to $11.1 million in 2014 or a decrease of $5.7 million. This decrease was attributed to the Company’s net earnings in 2015 and the cash return of capital of $5.25 million during 2015.

Off Balance Sheet Arrangements and Contractual Obligations

The Company has no off balance sheet arrangements other than the McCook building lease that expires on April 30, 2016 and one copier lease that expires in 2016 and a second copier lease that expires in 2017.

The following table summarizes the Company’s contractual commitments as of December 31, 2015. The commitments are discussed in the indicated notes to the Company’s consolidated financial statements:

Payments Due In Year Ending December 31,

(in $000’s)	Total	2016	2017	2018	2019		Thereafter
Operating Leases (Note 11)	$258	$232	$22	$4	$	---	$	---
	$258	$232	$22	$4	$	---	$	---

Inflation

In 2015 and 2014, inflation has not had a material effect on the Company’s results of operations.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The 2015 annual financial statements together with the notes thereto follow:

-	Independent Auditors’ Reports	14
-	Consolidated Balance Sheets as of December 31, 2015 and 2014	15
-	Consolidated Statements of Operations for years ended December 31, 2015, 2014, and 2013	16
-	Consolidated Statements of Shareholders’ Equity for years ended December 31, 2015, 2014, and 2013	17
-	Consolidated Statements of Cash Flows for years ended December 31, 2015, 2014, and 2013	18
-	Notes to the Consolidated Financial Statements	19

Quarterly financial data for the four quarters ended December 31, 2015 and 2014 are set forth in Note 12 of Notes to the Consolidated Financial Statements.

Report of Independent Registered Public Accounting Firm

To The Board of Directors and Shareholders of

AG&E Holdings Inc.

McCook, Illinois

We have audited the accompanying consolidated balance sheets of AG&E Holdings Inc. and Subsidiary as of December 31, 2015 and 2014, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 2015. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of AG&E Holdings Inc. as of December 31, 2015 and 2014 and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America.

/s/ Plante & Moran, PLLC

Chicago, Illinois

March 23, 2016

CONSOLIDATED BALANCE SHEETS

As of December 31,

(in $000’s except for share information)

	2015	2014
ASSETS
Current Assets:
Cash	$4,394	$6,859
Accounts receivable, net of allowances of $4 in 2015 and $110 in 2014	723	2,019
Inventory	584	4,079
Prepaid expenses & other assets	290	432
Total current assets	$5,991	$13,389

Property, Plant & Equipment (at cost):
Leasehold improvements	550	550
Machinery, equipment & software	2,728	2,863
less: Accumulated depreciation & amortization	(3,246)	(3,344)
Property, plant & equipment, net	$32	69

Other Assets:
Other long term receivable	0	96
Total other assets	$0	$96
Total Assets	$6,023	$13,554

LIABILITIES & SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable	457	783
Accrued expenses	208	1,687
Total current liabilities	$665	$2,470

Shareholders' Equity:
Common shares:
$1 par value; 25,000,000 shares authorized;
11,649,360 shares issued and outstanding at December 31, 2015
11,680,395 shares issued and outstanding at December 31, 2014	11,649	11,680
Capital in excess of par value	5,090	5,118
Accumulated deficit	(11,330)	(5,580)
Unearned compensation	(51)	(134)
Total Shareholders' Equity	$5,358	$11,084
Total Liabilities & Shareholders’ Equity	$6,023	$13,554

See accompanying notes to the consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended December 31,

(in $000’s except for share & per share data)

	2015	2014	2013
Net sales	$13,880	$21,924	$28,227
Cost of sales	10,471	17,672	23,400
Gross margin	3,409	4,252	4,827
Engineering, selling & administrative	3,991	4,819	5,559
Goodwill impairment	0	1,329	0
Operating loss	(582)	(1,896)	(732)
Other expense (income):
Interest	0	29	77
Other income	(3)	(18)	(10)
Loss before income tax	(579)	(1,907)	(799)
Income tax expense (benefit)	8	539	(8)
Net loss from continuing operations	$(587)	$(2,446)	$(791)
Discontinued operations:
Earnings (loss) from discontinued operations	88	(916)	1,442
Loss on sale of assets	0	(2,145)	0
Discontinued operations, net of income taxes	88	(3,061)	1,442
Net (loss) income	$(499)	$(5,507)	651

Basic and Diluted net earnings per common share
Continuing operations	$(0.05)	$(0.21)	$(0.06)
Discontinued operations	$0.01	$(0.26)	$0.12
Net (loss) income per share	$(0.04)	$(0.47)	$0.06

Basic common weighted shares outstanding	11,675,674	11,738,867	11,707,043
Diluted common weighted shares outstanding	11,675,674	11,738,867	11,707,887

See accompanying notes to the consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in $000’s)

		Capital In			Total
	Common	Excess Of	Accumulated	Unearned	Shareholders'
	Shares	Par Value	Deficit	Compensation	Equity
December 31, 2012	$11,666	$5,132	$(725)	$(247)	$15,826

Net earnings			651		651
Issuance / forfeiture of stock awards (net)	22	19		(54)	(13)
Stock options exercised	11	7			18
Amortization of unearned compensation				85	85
December 31, 2013	$11,699	$5,158	$(74)	$(216)	$16,567

Net earnings			(5,507)		(5,507)
Issuance / forfeiture of stock awards (net)	(20)	(39)		(6)	(65)
Amortization of unearned compensation				89	89
December 31, 2014	$11,679	$5,119	$(5,581)	$(133)	$11,084

Net earnings			(499)		(499)
Forfeiture of stock awards (net)	(30)	(29)		34	(25)
Distribution			(5,250)		(5,250)
Amortization of unearned compensation				47	48
December 31, 2015	$11,649	$5,090	$(11,330)	$(52)	$5,358

See accompanying notes to the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31,

(in $000’s)

	2015	2014	2013
Cash flows from operating activities:
Net (loss) earnings	$(499)	$(5,507)	$651
Net earnings (loss) from discontinued operations	88	(3,061)	1,442
Net loss from continuing operations	$(587)	$(2,446)	$(791)

Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	39	49	127
Bad debt recoveries	(10)	(20)	(32)
Amortization of unearned compensation	24	9	72
Goodwill impairment	0	1,329	0
Loss on sale of fixed assets	0	7	0
Increase (decrease) in long term receivable	96	135	(182)
Deferred income tax	0	497	(28)
Changes in current assets & liabilities:
Accounts receivable, net	1,306	2,635	(1,607)
Inventory	3,495	(130)	511
Prepaid expenses & other	142	(61)	107
Accounts payable, net	(315)	(1,860)	(853)
Accrued expenses	(1,479)	313	405
Discontinued operations:
Net cash provided by discontinued operating activities	0	416	4,082
Net cash provided by operating activities	$2,711	$873	$1,811

Cash flows provided by (used in) investing activities:
Proceeds from sale of discontinued operations	77	7,146	0
Additions to property, plant & equipment, net	(2)	(26)	(30)
Net cash provided by (used in) investing activities	$75	$7,120	$(30)

Cash flows from financing activities:
Repayments from note payable	0	(1,598)	(2,103)
Cash dividend paid	(5,251)	0	0
Proceeds from stock issued & options exercised	0	0	18
Net cash used in financing activities	(5,251)	$(1,598)	$(2,085)

Net (decrease) increase in cash	(2,465)	6,395	(304)
Cash at beginning of year	6,859	464	768
Cash at end of year	$4,394	6,859	$464

Supplemental cash flows disclosure:
Income taxes paid	$4	$0	$2
Interest paid	$0	$30	$77

See accompanying notes to the consolidated financial statements.

NOTES TO THE FINANCIAL STATEMENTS

Note 1. DESCRIPTION OF THE BUSINESS

AG&E Holdings Inc. (the “Company”) through its wholly owned subsidiary American Gaming and Electronics, Inc. (“AG&E”) distributes parts and repairs and services gaming equipment and provides replacement monitors to casinos throughout the United States with offices in Las Vegas, Nevada, Hialeah, Florida and McCook, Illinois.

Originally founded in 1925 as an Illinois corporation, the Company previously was a global distributor and manufacturer of liquid crystal display (LCD) video monitors and other related parts for a variety of markets including, but not limited to, gaming machine manufacturers, coin-operated video game manufacturers and other display integrators. On September 12, 2014, the Company sold its LCD monitor business operations and on October 30, 2014 changed its name to AG&E Holdings Inc. On June 15, 2015, the Company’s distribution agreement for video gaming terminals or VGTs in Illinois with GTech expired and as a result, the Company wound down this business.

Going forward, the continuing operations portion of our financial statements will reflect only the AG&E distribution operations plus public company and other corporate expenses. The Company’s prior LCD monitor business operations will be shown as discontinued operations. The Company continues to explore strategic alternatives.

Note 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The financial statements of the Company include the accounts of AG&E Holdings Inc. and its wholly-owned subsidiary, American Gaming & Electronics, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation.

Management Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (GAAP USA) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses, during the reporting period. Actual results could differ from those estimates.

Revenue Recognition

In general, the Company recognizes revenue when the following criteria are met: evidence of an arrangement between the Company and its customer exists, shipment has occurred or services have been rendered, the sales price is fixed and determinable and collectability is reasonably assured. Generally, these terms are met upon shipment.

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

Financial Instruments

The fair value of the Company’s financial instruments does not materially vary from the carrying value of such instruments.

Receivables

Receivables are carried at original invoice or closing statement amount less estimates made for doubtful receivables. Management determines the allowances for doubtful accounts by reviewing and identifying troubled accounts on a monthly basis and by using historical experience applied to an aging of accounts. A receivable is considered to be past due if any portion of the receivable balance is outstanding past terms which are normally 30 to 60 days. Receivables are written off when deemed uncollectible. Recoveries of receivables previously written off are recorded when received.

Inventory Obsolescence & Costing Methods

The Company uses an average cost method to value inventory. The Company provides an allowance for estimated obsolete or excess inventory based on assumptions about future demands for its products.

Property, Plant & Equipment

Property, plant and equipment are stated at cost and are depreciated and amortized for financial reporting purposes over the estimated useful lives on a straight-line basis as follows: machinery & equipment - five to fifteen years and leasehold improvements - shorter of lease term or estimated useful life. Capitalized software costs are amortized on a straight-line basis over the expected economic life of the software of three to seven years.

Goodwill

The Company accounted for its goodwill resulting from its purchase of American Gaming and Electronics, Inc. in conformity with GAAP USA. GAAP USA requires that goodwill not be amortized, but instead be tested for impairment at least annually, which the Company did annually in the fourth quarter or more often if circumstances warrant. The Company reviewed its future projections for the AG&E distribution operations at the end of the third quarter 2014. At that time, it appeared that Chicago would not approve video gaming terminals for the foreseeable future and that no new states will be added for the foreseeable future. AG&E also has higher operating expense, since it will be absorbing all the public company and other corporate expense previously charged to its discontinued operations. By utilization of a discounted cash flow analysis which takes into account projected sales and expenses, the Company determined that the AG&E goodwill was impaired, which resulted in a charge to the third quarter 2014 of $1.33 million.

Income Taxes

The Company uses the asset and liability method of accounting for income taxes. Under the asset and liability method, the Company recognizes deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. The Company records a valuation allowance to reduce deferred tax assets to an amount for which realization is more likely than not.

Earnings Per Share

Basic earnings per share is based on the weighted-average number of common shares outstanding whereas diluted earnings per share includes the dilutive effect of unexercised common stock options and warrants. Potentially dilutive securities are excluded from diluted earnings per share calculations for periods with a net loss.

Stock Based Compensation

At December 31, 2015, the Company has one stock-based compensation plan, which is described more fully in Note 6. The Company accounts for these plans under the recognition and measurement principles of GAAP USA.

Subsequent Events

The Company evaluated subsequent events through the date the financial statements were issued.

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued guidance on the recognition of revenue from contracts with customers. Revenue recognition will depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance also requires disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The guidance permits two methods of adoption: retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application. The guidance is effective January 1, 2018 and early adoption is not permitted. The Company is currently evaluating the impact of the new guidance and the method of adoption in the consolidated financial results.

In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Cost. The ASU requires debt issuance costs associated with a recognized debt liability to be presented on the balance sheet as a direct deduction from the carrying amount of the corresponding debt liability. This new guidance is effective for interim and annual reporting periods beginning after December 15, 2015, with early adoption permitted. An entity should apply the new guidance on a retrospective basis. We adopted this ASU effective with the first quarter of fiscal year 2015. The adoption of this accounting standard update did not have a material impact to our consolidated financial statements.

In July 2015, the FASB issued ASU 2015-11, Simplifying the Measurement of Inventory. Under this ASU, inventory will be measured at the “lower of cost and net realizable value” and options that currently exist for “market value” will be eliminated. The ASU defines net realizable value as the “estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation.” No other changes were made to the current guidance on inventory measurement. ASU 2015-11 is effective for interim and annual periods beginning after December 15, 2016. Early application is permitted and should be applied prospectively. We do not expect the adoption of this accounting standard update to impact our consolidated financial statements.

In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes, to eliminate the current requirements to classify deferred income tax assets and liabilities between current and noncurrent. To simplify the presentation of deferred income taxes, the amendments in this update require that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. For public business entities, the amendments in this update are effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Earlier application is permitted for all entities as of the beginning of an interim or annual reporting period. We have elected to adopt this standard early and have implemented the change prospectively as of the fourth quarter of fiscal 2015; prior periods were not adjusted. The impact of early adoption on prior years is not significant due to our valuation allowance.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), aimed at making leasing activities more transparent and comparable. The new standard requires substantially all leases be recognized by lessees on their balance sheet as a right-of-use asset and corresponding lease liability, including today’s operating leases. For public business entities, the standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. For all other entities, the standard is effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early application is permitted for all entities. We are currently evaluating the impact of ASU 2016-02 on our consolidated financial statements and related disclosures.

Note 3. DISCONTINUED OPERATIONS

On September 12, 2014, the Company sold its LCD monitor business operations to HT Precision Technologies U.S., Inc a wholly owned subsidiary of HT Precision Technologies, Inc. of Taiwan for approximately $7.2 million in cash ($7.1 million cash received as of December 31, 2014). Due to the divestiture of the LCD business, reporting of this business has been included in discontinued operations for all periods presented.

The following is a reconciliation of the net loss on the sale of the assets:

(in $000’s)
Accounts receivable	$4,791
Inventory	$6,043
Other assets	$170
Liabilities transferred	$(1,624)
Net assets transferred	$9,380
Cash purchase price	$7,235
Net loss on sale of assets	$(2,145)

The following amounts related to the discontinued operations were derived from historical financial information and have been segregated from continuing operations and reported as discontinued operations in the Condensed Consolidated Statement of Earnings:

Years Ended December 31,

(in $000’s )

	2015	2014	2013
Net sales	$0	$14,498	$29,688

Earnings (loss) from discontinued operations (1)	88	(916)	1,442
Loss on sale of assets	0	(2,145)	0
Discontinued operations, net of $0 income taxes	88	(3,061)	1,442
(1)	Including transaction costs

Note 4. INVENTORY

Net inventory, which includes a valuation reserve of $66, $100 and $1,463 in 2015 and 2014, respectively, consisted of the following components:

	December 31,
(in $000's)	2015	2014
Raw materials	$584	$597
Intransit finished goods	$0	$0
Finished goods	$0	$3,482
Total	$584	$4,079

Note 5. DEBT

On October 30, 2014, the Company terminated the credit facility with Wells Fargo Bank. Therefore, as of December 31, 2015, the Company had no outstanding bank debt.

Note 6. STOCK PLANS

The Company maintains an Incentive Stock Option Plan and a Stock Award Plan under which officers and key employees may acquire up to a maximum of 2,155,028 common shares. Vesting under the Incentive Stock Option Plan expired in April 2014.

Stock Options

Under the Incentive Stock Option Plan, which expired in 2008, no options have been awarded since 2004. At December 31, 2015 there are no options outstanding as all remaining options expired unexercised in April 2014.

Restricted Shares

All shares granted are governed by the Company’s Stock Award Plan, which was approved by shareholders in 2000 and amended in 2009. The employees can earn the restricted shares in exchange for services to be provided to the Company over a three year or five-year vesting period. The fair value of restricted shares is based on the market price on the grant date. In 2015 and 2014, the Company granted 0 and 71,000 restricted shares, respectively, with weighted average grant date fair values of $0.00 and $1.78, respectively. The compensation cost related to the stock awards is expensed on a straight-line basis over the vesting period. The Company recorded $47,000, $89,000 and $85,000 in related net compensation expense for the years ended December 31, 2015, 2014 and 2013, respectively. As of December 31, 2015, 56,283 restricted shares are outstanding on a stock dividend adjusted basis. Total unrecognized compensation cost related to unvested stock awards is approximately $52,000 and is expected to be recognized over a weighted average period of 3 years.

The following table summarizes information regarding restricted share activity for the twelve months ending December 31, 2015:

		Weighted average
		Grant Date
	Shares	Fair Value
Unvested at December 31, 2014	107,639	$2.00
Granted	0	$0.00
Vested	(20,321)	$2.09
Forfeited	(31,035)	$1.91
Unvested, December 31, 2015	56,283	$2.02

Note 7. ACCRUED EXPENSES

Accrued expenses consisted of the following items:

	December 31,
(in $000's)	2015	2014
Rent	$68	$262
Legal Fees	$53	$16
Sales commissions	$36	$69
Payroll & related costs	$25	$256
Union Pension Withdrawal	$0	$661
Ocean Freight	$0	$189
Sales Tax	$0	$10
Other accrued expenses	$26	$224
Total	$208	$1,687

Note 8. SIGNIFICANT CUSTOMERS AND SUPPLIERS – Continuing Operations

The Company did not have any customers that accounted for more than 10% of sales in 2015. The Company’s largest customer in the continuing operations accounted for 10% and 17% of total revenues in 2014 and 2013, respectively, and 10% and 16% of total accounts receivable as of December 31, 2014 and 2013. No other customer accounted for more than 10% of sales in 2014 or 2013.

Note 9. INCOME TAXES

The effective income tax rates differed from the expected Federal income tax rate (34%) for the following reasons:

(in $000's)	2015	2014
Computed expected tax (benefit) expense	$(167)	$(1,689)
State income tax expense, net of Federal tax effect	$(23)	$(234)
Other, net (primarily change in prior estimates)	$(163)	$59
Change in valuation allowance (regarding current year activity)	$363	$2,403
Income Tax (Benefit) Expense	$10	$539

Deferred income taxes reflect the impact of temporary differences between the amounts of assets and liabilities for financial reporting purposes and as measured by income tax regulations. Temporary differences which gave rise to deferred tax assets and deferred tax liabilities consisted of:

	December 31:
(in $000's)	2015	2014
Deferred tax assets:
Allowance for doubtful accounts	$2	$41
Warranty provision	$0	$0
Inventory reserve	$27	$40
Property, plant, equipment and software, principally depreciation	$109	$120
Net operating loss carry forwards	$4,758	$4,269
Alternative minimum tax credit carry forwards	$148	$148
Other	$22	$85
Total gross deferred tax assets	$5,066	$4,703
Less valuation allowance	$(5,066)	$(4,703)
Total deferred tax assets	$0	$0
Deferred tax liabilities:
Goodwill	$0	$0
Total deferred tax liabilities	$0	$0
Net deferred taxes	$0	$0

An income tax valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company has historically provided a partial valuation allowance on its net deferred tax benefits. However, the Company increased the valuation allowance in 2015 by $363,000 and 2014 by $2,400,000 and reduced the valuation allowance by $225,000 in 2013 in order to recognize the portion of deferred tax assets expected to be realized in the near future. As of December 31, 2015, the Company has net operating loss carry forwards for Federal income tax purposes of approximately $10,971,000, which are available to offset future Federal taxable income, if any, that begin to expire in 2021. The Company also has a net operating loss carry forward for Illinois state income tax purposes of approximately $10,825,000 as of December 31, 2015. The Company also has alternative minimum tax credit carry forwards of approximately $148,000, which are available to reduce future Federal regular income taxes, if any, over an indefinite period. No unrecognized tax benefits are set to expire in the next twelve months that may have an impact upon the Company’s effective tax rate.

The Company files tax returns in the U.S. federal jurisdiction and various state jurisdictions. The tax years 2012, 2013, 2014 and 2015 remain open to examinations. Our policy is to recognize interest and penalties related to uncertain tax positions in income tax expense. During the twelve months ended December 31, 2015, the Company did not recognize expense for interest or penalties related to income tax, and does not have any amounts accrued at December 31, 2015, as the Company does not believe it has taken any uncertain tax positions.

Note 10. RELATED PARTY

The Company engages a law firm to provide legal services to the Company which employed as a partner a family member of the Company’s President and Chief Executive Officer. Total fees paid to this firm were approximately $46,000, $93,000 and $55,000 in 2015, 2014 and 2013, respectively. The amount due to the firm included in accounts payable was $0 as of December 31, 2015 and 2014, respectively.

Note 11. LEASE COMMITMENTS

The Company leases certain buildings, data processing and other equipment under operating lease agreements expiring through the year 2017. The future minimum lease payments required under operating leases are as follows:

Years ending
December 31	(in $000's)
2016	$304
2017	$60
2018	$0
2019	$0
$364

Rent expense related to operating leases was approximately $763,000, $757,000 and $716,000 during the years ended December 31, 2015, 2014 and 2013, respectively.

Note 12. UNAUDITED QUARTERLY FINANCIAL DATA

Selected quarterly data for 2015 and 2014 are as follows:

	2015
(in $000's except per share data)	First	Second	Third	Fourth
Net sales	$4,605	$5,443	$2,155	$1,677
Gross margin	$1,021	$1,305	$638	$446
Net earnings (loss) from continuing operations	$6	$177	$(334)	$(435)
Earnings from discontinued operations	$73	$14	$0	$0
Net earnings (loss)	$79	$191	$(334)	$(435)

Basic net earnings (loss) per share:
Continuing operations	$0.00	$0.02	$(0.03)	$(0.04)
Discontinued operations	$0.01	$0.00	$0.00	$0.00
Net income (loss) per share	$0.01	$0.02	$(0.03)	$(0.04)

Diluted net earnings (loss) per share:
Continuing operations	$0.00	$0.02	$(0.03)	$(0.04)
Discontinued operations	$0.01	$0.00	$0.00	$0.00
Net earnings (loss) per share	$0.01	$0.02	$(0.03)	$(0.04)

	2014
(in $000's except per share data)	First	Second	Third	Fourth
Net sales	$7,073	$6,178	$5,261	$3,411
Gross margin	$1,341	$1,150	$1,064	$697
Net (loss) from continuing operations	$(11)	$(53)	$(2,319)	$(63)
(Loss) earnings from discontinued operations	$82	$279	$(3,595)	$173
Net (loss) earnings	$71	$226	$(5,914)	$110

Basic net earnings (loss) per share:
Continuing operations	$(0.00)	$(0.00)	$(0.20)	$0.00
Discontinued operations	$0.01	$0.02	$(0.30)	$0.01
Net earnings (loss) per share	$0.01	$0.02	$(0.50)	$0.01

Diluted net earnings (loss) per share:
Continuing operations	$(0.00)	$(0.00)	$(0.20)	$0.00
Discontinued operations	$0.01	$0.02	$(0.30)	$0.01
Net earnings (loss) per share	$0.01	$0.02	$(0.50)	$0.01

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

Our Disclosure Committee, which is made up of the Company’s Chief Executive Officer and other management staff meets on a quarterly basis and has overview responsibility for these controls and procedures. The Disclosure Committee conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2015.

Based on the evaluation, the Disclosure Committee concluded that as of December 31, 2015, the Company’s disclosure controls are not effective due to the material weaknesses described in “Management’s Annual Report on Internal Control over Financial Reporting”.

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

The Company's Chairman, President and Chief Executive Officer and other members of the Disclosure Committee conducted an assessment of the effectiveness of the Company's internal control over financial reporting. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework.

Based on such assessment, the Company's Disclosure Committee has concluded that, as of December 31, 2015, the Company’s internal control over financial reporting was not effective due to a material weakness in our internal control over financial reporting as of December 31, 2015, with respect to segregation of duties and related information technology controls regarding user access and change management activities. Specifically, the controls were not designed to provide reasonable assurance that incompatible access within the system, including the ability to record financial and accounting transactions, was appropriately segregated. The lack of segregation also extends to controls over wire transfers. The controls in question and possible remediation alternatives are currently being reviewed by the Company.

Except for our review of controls and remediation alternatives described above, there have been no changes in the Company’s internal controls and procedures during the fiscal quarter ended December 31, 2015, that has materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. OTHER INFORMATION

None

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERANCE

DIRECTORS

Our Bylaws provide that the number of directors of the Company shall be from three to seven, as fixed from time to time by our Board of Directors. The Board currently consists of three directors. Our shareholders are entitled to cumulative voting in the election of directors. Persons elected as directors will hold office until the next annual meeting of shareholders or until their successors are duly elected and qualified, or until their earlier death or resignation.

During 2015, the Board of Directors met nine times. All of our directors attended all nine of the Board meetings, except Michael Levin who attended all seven meetings held after his election, as well as our 2015 annual meeting of shareholders. Mr. Merle Banta was a Director throughout 2015. However Mr. Banta resigned effective February 1, 2016.

A description of each of our directors and their business experiences which qualify them to serve on our Board is set forth below:

ANTHONY SPIER	Director since April 1990

Anthony Spier, age 72, has been Chairman of the Board, President and Chief Executive Officer since April 1994. Before joining the Company, Mr. Spier was President of Bruning Corporation, a manufacturer of drafting equipment and supplies, from 1989 to 1994. Prior thereto, he was Vice President of AM International, and President of the International Division of AM International. Mr. Spier’s extensive business and operational experience and knowledge of the Company and the gaming industry are highly valued by the Board of Directors.

FRANK R. MARTIN	Director since August 1997

Frank R. Martin, age 69, is an attorney with the law firm Righeimer, Martin and Cinquino, P.C. Mr. Martin has been associated with that firm since 1974. He is Chairman of our Audit Committee and a member of our Compensation and Nominating and Governance Committees. In addition to his legal experience, Mr. Martin collaborates with our independent auditors and senior management team on financial matters. Mr. Martin’s strong knowledge of the Company and its history, including the strategic shift in its business from being an amusement manufacturer to a gaming company, is also highly valued by the Board of Directors.

MICHAEL R. LEVIN	Director since February 2015

Michael R. Levin, age 54, currently serves on the Board of Directors and chairs the Audit Committee of Comarco, Inc. a manufacturer of consumer electronics. Previously, he served as a finance executive at Nicor Gas Company, a natural gas utility, from 2003 to 2006, and was Chief Risk and Credit Officer of CNH Industrial N.V., a U.K.-based farm and construction equipment manufacturer, from 2002 to 2003. Mr. Levin is a member of our Audit, Compensation and Nominating and Governance Committees. Mr. Levin brings strong financial and management skills to the Board of Directors.

EXECUTIVE OFFICERS

Mr. Spier serves as the Company’s President and Chief Executive Officer. Mr. Spier has served as Chief Executive Officer of the Company for more than five years.

Renee Zimmerman resigned as Senior Vice President, Chief Financial Officer, Secretary and Treasurer of the Company on December 8, 2015. As a result, Mr. Spier now also serves as Principal Financial and Accounting Officer of the Company.

Committees of the Board of Directors

The Board of Directors has standing Audit, Compensation and Nominating and Governance Committees.

In September 2015, the Board of Directors formed a Special Committee, consisting of Messrs. Martin, Levin and Banta to examine strategic alternatives.

Audit Committee

The Audit Committee is comprised of Frank R. Martin (Chairman) and Michael R. Levin. Our Board of Directors has determined that all members of the Audit Committee are independent and Michael R. Levin is considered the financial expert of the Committee. In making this determination, our Board of Directors considered the rules of the New York Stock Exchange MKT Exchange (the “NYSE”) and the SEC. The Board also reviewed information provided by the directors and nominees in questionnaires and other certifications concerning their relationships to our Company (including relationships of each director’s immediate family members and other associates to our Company).

The Audit Committee assists the Board of Directors in its oversight of the Company’s accounting and financial reporting principles and policies and internal controls and procedures; the integrity of the Company’s financial statements and the independent audit thereof; compliance with legal and regulatory requirements and the Company’s compliance programs; and the evaluation of the qualifications, independence and performance of the Company’s independent registered public accountants.

The Audit Committee met four times during 2015, all four times as separate meetings from regular board meetings. The Committee has a charter, referred to as the “Audit Committee Charter” posted on the Investor Relations section of the Company’s website (www.agegaming.com). See “Report of the Audit Committee” herein.

Compensation Committee

The Compensation Committee is comprised of Frank R. Martin (Chairman) and Michael R. Levin. Our Board of Directors has determined that all of the members of the Compensation Committee are independent. In making this determination, our Board of Directors considered the rules of the NYSE and the SEC. The Board also reviewed information provided by the directors and nominees in questionnaires and other certifications concerning their relationships to our Company (including relationships of each director’s immediate family members and other associates to our Company).

The Compensation Committee met one time during 2015 in connection with a regular Board meeting. The Compensation Committee administers the Company’s equity compensation plans. The Compensation Committee also makes recommendations to the Board with respect to the compensation paid to the Chief Executive Officer and other executive officers.

The Committee has a charter, referred to as the “Compensation Committee Charter” posted on the Investor Relations section of the Company’s website (www.agegaming.com).

Neither the Compensation Committee nor the Company has retained or does retain any compensation consultant.

Nominating and Governance Committee

The Nominating and Governance Committee is comprised of Frank R. Martin (Chairman) and Michael R. Levin. Our Board of Directors has determined that all of the members of the Nominating and Governance Committee are independent. In making this determination, our Board of Directors considered the rules of the NYSE and the SEC. The Board also reviewed information provided by the directors and nominees in questionnaires and other certifications concerning their relationships to our Company (including relationships of each director’s immediate family members and other associates to our Company).

The Nominating and Governance Committee, in conjunction with a regular board meeting, met one time during 2015.

The duties of the Nominating and Governance Committee include proposing director nominees for election by the shareholders at our annual shareholder meetings and proposing candidates to fill vacancies on the Board. The Committee has a charter, referred to as the “Corporate Governance Guidelines” posted on the Investor Relations section of the Company’s website (www.agegaming.com), which includes the process the Committee considers when evaluating nominees for directorships. This process includes an assessment of whether each board member is independent, as well as consideration of diversity, age, skills and experience in the context of the needs of the Company. The Board of Directors seeks directors who represent a mix of backgrounds that will enhance the quality of the Board of Directors’ deliberations and experience. Although diversity, in a broad sense, is considered in the selection of nominees to the Board of Directors, the Company has not specifically adopted a policy with regard to the consideration of diversity in identifying director nominees.

When appropriate, the Nominating and Governance Committee will conduct research to identify suitable candidates for Board membership. Candidates for the Board must be licensable by various gaming authorities and willing to submit all their detailed personal financial information in support thereof. Any shareholder wishing to propose a candidate for consideration should forward the candidate’s name and a detailed background of the candidate’s qualifications to the Secretary of the Company in accordance with the proxy rules promulgated by the SEC and the procedures set forth in our Bylaws, as summarized under “Proposals of Security Holders” and “Notice of Business to be Conducted at a Special or Annual Meeting” herein.

BUSINESS CONDUCT AND CODE OF ETHICS

The Company maintains a “Code of Business Conduct & Ethics including a Whistleblower Policy” governing the behavior of the Company’s employees, including its officers, which is available for review on the Company’s website (www.agegaming.com) under our Investor Relations Corporate Governance section.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

To our knowledge, based solely upon a review of copies of reports received by us pursuant to Section 16(a) of the Exchange Act, and written representations that no other reports were required to be filed, we believe that all filing requirements applicable to our directors and executive officers under Section 16(a) with respect to 2015 were satisfied, and all such reports were timely filed.

RISK OVERSIGHT

The Board of Directors administers its risk oversight function both directly and through the Audit Committee. The Board regularly meets with management to discuss the Company’s potential risk exposures, their potential financial impact on the Company, and steps taken to manage these risks. In addition, the Compensation Committee periodically reviews the compensation programs of the Company to ensure that they do not encourage excessive risk-taking.

NOTICE OF BUSINESS TO BE CONDUCTED AT A SPECIAL OR ANNUAL MEETING

Our Bylaws set forth the procedures by which a shareholder may properly bring business before a meeting of shareholders. In the case of an annual meeting, our Bylaws provide an advance notice procedure for a shareholder to properly bring notice to the Secretary of the Company not less than 90 days and not more than 120 days prior to the anniversary of the preceding annual meeting of shareholders. In the case of a special meeting, a shareholder must bring notice to the Secretary of the Company not earlier than 30 days nor later than 60 days prior to the date of the special meeting.

The advance notice by shareholders must include (i) a brief description of the business to be brought before the meeting and the reasons for conducting such business at the meeting, (ii) the name, business and residence address of the shareholder submitting the proposal, (iii) the principal occupation or employment of such shareholder, (iv) the number of shares of the Company which are beneficially owned by such shareholder, and (v) any material interest of the shareholder in such business. In addition, in the case of shareholder proposals for the nomination of candidates for election to our Board of Directors, our Bylaws require additional information to be provided in the advance notice about each person whom the shareholder proposes to nominate, which additional information includes information we are required disclose in solicitations of proxies for election of directors pursuant to Regulation 14A under the Exchange Act.

Nothing in this paragraph shall be deemed to require the Company to include in its proxy statement or proxy relating to any annual meeting any shareholder proposal which does not meet all of the requirements for inclusion established by the SEC in effect at the time such proposal is received.

Item 11. EXECUTIVE COMPENSATION

COMPENSATION MATTERS

2015 SUMMARY COMPENSATION TABLE

Set forth on the following table is each component of compensation paid during 2015, 2014 and 2013 to the Chief Executive Officer and the Chief Financial Officer, who qualify as the only highly compensated executive officers of the Company.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Anthony Spier - a)	2015	203,808	0	0	0	0	0	46,439	250,247
Chairman of the Board,	2014	357,678	0	35,600	0	0	0	41,506	434,784
President & Chief Executive Officer	2013	399,984	50,000	40,000	0	74,460	0	41,486	605,930

James F. Brace – b)	2015	0	0	0	0	0	0	0	0
Executive Vice President,	2014	260,582	0	21,360	0	0	0	20,839	302,781
Secretary, Treasurer & Chief Financial Officer	2013	258,538	0	24,000	0	47,096	0	21,780	351,414

Renee Zimmerman – c)	2015	141,061	6,000	0	0	0	0	13,911	160,972
Senior Vice President,	2014	139,984	32,500	16,020	0	0	0	13,879	202,383
Secretary, Treasurer & Chief Financial Officer

a)

All Other Compensation for Mr. Spier includes the following for 2015: $22,419 automobile allowance, $6,788 company match 401K contribution, $13,942 insurance premiums and $3,290 other personal benefits. Effective October 1, 2014, Mr. Spier voluntarily reduced his salary by 50% to $200,000 per year. All Other Compensation for Mr. Spier includes the following for 2014: $21,996 automobile allowance, $7,650 company match 401K contribution, $8,595 insurance premiums and $3,265 other personal benefits. All Other Compensation for 2013 includes: $21,996 automobile allowance, $7,650 company match 401K contribution, $8,595 insurance premiums and $3,245 other personal benefits. Stock awards for all three years are shown as the aggregate grant date fair value, computed in accordance with ASC 718.

b)

All Other Compensation for Mr. Brace includes the following for 2014: $7,093 automobile allowance, $6,096 insurance premiums and $7,650 company match 401K contribution. All Other Compensation for 2013 includes. $8,996 automobile allowance, $6,096 insurance premiums and $6,688 company match 401K contribution. Stock awards for all three years are shown as the aggregate grant date fair value, computed in accordance with ASC 718. Mr. Brace retired from his position as Executive Vice President, Secretary, Treasurer and Chief Financial Officer as of September 30, 2014.

c)

All Other Compensation for Ms. Zimmerman includes the following for 2015: $8,996 automobile allowance, $414 insurance premiums and $4,501 company match 401K contribution. All Other Compensation for Ms. Zimmerman includes the following for 2014: $8,996 automobile allowance, $414 insurance premiums and $4,469 company match 401K contribution. Stock awards for are shown as the aggregate grant date fair value, computed in accordance with ASC 718. Effective October 1, 2014, Ms. Zimmerman was appointed Senior Vice President, Secretary, Treasurer and Chief Financial Officer. Ms. Zimmerman resigned from her position as Senior Vice President, Secretary, Treasurer and Chief Financial officer effective December 8, 2015.

The Compensation Committee of the Board of Directors did not approve a non-equity incentive compensation plan for the fiscal year 2015. In February, 2014 and 2013, the Compensation Committee of the Board of Directors approved a non-equity incentive compensation plan for officers of the Company, with one component of any payments under such plan being determined based on achievement of pretax income goals of the Company for 2014 and 2013 respectively (as calculated after giving effect to any management bonus allocation), and the other portion of the plan being based on individual achievement by each officer of quantifiable, but not directly financial, personal objectives established between Mr. Spier (or, in the case of Mr. Spier, the Compensation Committee) and each officer at the beginning of 2014 and 2013 respectively. The Company performance provision provided for a payment to each officer ranging from 5% to a maximum of 22.5% of each officer’s base salary, depending upon the Company’s final net income for 2014 and 2013 respectively relative to the established goals, and subject to possible further reduction based on each officer’s performance rating. The personal objectives provision provided for a payment to each officer of up to a maximum of 7.5% of his base salary, with the exact amount of the payment determined based on the percentage of his or her individual personal objectives actually achieved in 2014 and 2013 respectively. For example, an officer who achieved all of his or her personal performance objectives would receive a payment equal to 7.5% of his or her base salary; an officer who achieved 50% of his personal performance objectives would receive a payment equal to 3.75% of his or her base salary under the personal objectives provision.

For 2015, the Company did not pay any bonus, other than a non incentive plan bonus of $6,000 to Ms. Zimmerman.

For 2014, the Company did not pay any bonus amounts as the Company did not achieve its minimum corporate performance provisions. For 2014, the minimum corporate performance objectives were a minimum pretax income of $322,000, target pretax income of $403,000, and maximum pretax income of $1,000,000. For 2014, the minimum financial objectives to earn the personal objectives provision also were not achieved.

For 2013, the Company did pay bonus amounts as the Company did achieve its minimum corporate performance provisions. For 2013, the minimum corporate performance objectives were a minimum pretax income of $468,000, target pretax income of $585,000, and maximum pretax income of $1,170,000. For 2013 the officers were awarded 13.5% of the potential 22.5% of the Company performance provision and 5% of the potential 7.5% of their personal objectives.

2015 OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END TABLE

Set forth on the following table are the outstanding equity awards at December 31, 2015 for the Chief Executive Officer and the Chief Financial Officer.

	Option Awards					Stock Awards
	Number of Securities Underlying Unexercised Options (#)	Number of Securities Underlying Unexercised Options (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
Name	Exercisable	Unexercisable	(#)	($)		(#)	($)	(#)	($)
Anthony Spier – a)	0	0	0	0	n/a	56,283	27,579	0	0

Renee Zimmerman	0	0	0	0	n/a	0	0	0	0

a)

Shares for Mr. Spier which have not vested have the following vesting dates: 8,000 shares vest on 2/20/16, 12,283 shares vest on 2/28/16, 12,000 shares vest on 2/23/17, 12,000 shares vest on 2/21/18 and 12,000 shares vest on 2/20/19.

2015 DIRECTOR COMPENSATION TABLE

Set forth on the following table is each component of compensation paid to each director during 2015 that was not a member of management.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Merle Banta	30,500	0	0	0	0	0	30,500

Frank Martin	30,500	0	0	0	0	0	30,500

Michael Levin	27,000	0	0	0	0	0	27,000

Employee directors do not receive additional compensation for serving on the Board of Directors. For 2015, each non-employee director received a $1,250 monthly retainer, $750 for each Board meeting attended, $500 for each Committee meeting attended. All fees are paid in cash on a quarterly basis. During 2015, the Board of Directors met nine times and all directors, except Michael Levin who was not a member for the first two meetings but was thereafter, attended all the Board meetings.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

SECURITIES BENEFICIALLY OWNED BY

PRINCIPAL SHAREHOLDERS

The following table sets forth, as of March 3, 2015, the number and percentage of outstanding shares of the Company’s Common Stock beneficially owned by each person known to the Company to beneficially own more than 5% of such stock. Except as otherwise indicated, the Company believes that each of the beneficial owners of the Common Stock listed below, based on information furnished by such owners, has sole investment and voting power with respect to such shares, subject to community property laws if and where applicable.

	Shares Beneficially Owned	% of Class
Norman H. and Sandra F. Pessin (a)	659,893	5.66%
Principal shareholders owning more than 5% as a group	659,893	5.66%

(a)

Based on information set forth on an amended Schedule 13D filed by Norman H. and Sandra F. Pessin with the SEC on March 2, 2012 and as updated by Mr. Pessin to the Company. Mr. Pessin reported that SEP IRA FBO Norman H. Pessin has sole power to vote and dispose of 585,677 shares of Common Stock and Sandra F. Pessin has the sole power to vote and dispose of 74,216 shares of Common Stock. The address for each of Norman H. Pessin and Sandra F. Pessin is listed as 366 Madison Avenue, 14th Floor, New York, New York 10017.

SECURITIES BENEFICIALLY OWNED BY

EXECUTIVE OFFICERS AND DIRECTORS

The following table sets forth, as of March 3, 2016, the number and percentage of outstanding shares of the Company’s Common Stock beneficially owned by the Chief Executive Officer, the Chief Financial Officer, each director and all executive officers and directors as a group.

	Shares Beneficially Owned	% of Class
Anthony S. Spier (a) (b)	576,792	4.95%
Frank R. Martin (c)	75,345	0.65%
Michael R. Levin	12,000	0.10%
Executive Officers and Directors as a group (3 persons)(d)	664,137	5.70%

(a)	The amounts shown include the following restricted share grants that have been awarded pursuant to the stock awards plan: Mr. Spier, 36,000 shares and the executive officers as a group, 36,000 shares.
(b)

The amounts shown for Mr. Spier include 170,123 shares owned through The Lauren Blondis Spier Trust dated September 8, 2010, Lauren Blondis Spier, Trustee (of which Mr. Spier is a joint beneficiary with Lauren Blondis Spier, Mr. Spier’s spouse).

(c)	The amounts shown for Mr. Martin exclude 1,789 shares owned by Mr. Martin’s wife for which he disclaims beneficial ownership.
(d)	Includes Messrs. Spier, Martin, and Levin.

The business address for all of our executive officers and directors is 4630 S. Arville Street, Suite E, Las Vegas, NV 89103.

Regarding the hedging and pledging of Company stock by our directors and executive officers, the Company does not have a policy to prohibit hedging and pledging. However, none of our directors or executive officers hedged or pledged any Company stock in 2015, 2014 or 2013. The Company will consider instituting such a policy during 2016.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

CERTAIN TRANSACTIONS WITH MANAGEMENT

The law firm of Gould & Ratner LLP provided legal services for the Company in 2015. Peter C. Spier, the son of Anthony Spier, is a Partner at Gould & Ratner LLP. The engagement of Gould & Ratner LLP has the consent of the Board of Directors and is on an arms-length basis at prevailing market rates. In 2015, the Company paid Gould & Ratner approximately $46,000 for legal services.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

REPORT OF THE AUDIT COMMITTEE

The Audit Committee held four meetings during 2015. The meetings were designed to facilitate and encourage communication between the Audit Committee and Plante Moran, PLLC, the Company’s independent public accountants, outside the presence of management.

During these meetings, the Audit Committee reviewed and discussed the engagement of Plante & Moran, PLLC as the Company’s auditors, approval of the Audit Fees and Audit Related Fees, and the audited financial statements with management and Plante Moran. The discussions with Plante Moran also included the matters required by PCAOB Auditing Standards, as amended. The Audit Committee received written disclosures and the letter regarding the accountants’ independence as required by PCAOB Standards and under the Sarbanes-Oxley Act of 2002. This information was discussed with Plante Moran representatives.

In reliance on the reviews and discussions referred to above, the Audit Committee recommended to the Board of Directors (and the Board of Directors approved) that the audited financial statements be included in the Company’s Annual Report on Form 10-K.

AUDIT COMMITTEE

Frank R. Martin (Chairman)

Michael R. Levin

INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

The Audit Committee appointed the firm of Plante & Moran, PLLC to serve as independent certified public accountants of the Company for the fiscal year ending December 31, 2015. Although shareholder ratification is not required, the Board of Directors believes that the shareholders should be afforded the opportunity to ratify the appointment and has directed that such appointment be submitted to the shareholders of the Company for ratification at the Meeting. If the shareholders do not ratify the appointment of Plante Moran, the Audit Committee may reconsider the appointment.

A representative of Plante Moran will be present at the Meeting and will have the opportunity to make a statement if he or she desires and will be available to answer appropriate questions.

Fees charged or to be charged by Plante Moran, the Company’s independent accountants for the 2015 and 2014 fiscal years ended for audit and tax services are as follows:

Fiscal Year 2015
Audit Fees	$146,000
Tax Fees	$20,000
Audit Related Fees	$0
All Other Fees	$0

Fiscal Year 2014
Audit Fees	$199,000
Tax Fees	$20,000
Audit Related Fees	$0
All Other Fees	$0

With respect to tax services, the Audit Committee has determined that such services are compatible with maintaining the independent accountant’s independence.

PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1) The following financial statements required by Part II, Item 8 of this annual report and are included hereto:

-	Consolidated Balance Sheets as of December 31, 2015 and 2014

-	Consolidated Statements of Operations for years ended December 31, 2015, 2014, and 2013

-	Consolidated Statements of Shareholders’ Equity for years ended December 31, 2015, 2014, and 2013

-	Consolidated Statements of Cash Flows for years ended December 31, 2015, 2014, and 2013

-	Notes to the Consolidated Financial Statements

-	Independent Auditors’ Reports

(3) (c) The following exhibits are incorporated by reference or filed herewith:

3.1	Articles of Incorporation of the Company, as amended, filed as Exhibit 3.1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 1994 and incorporated herein by reference.

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

10.4	Executive Stock Award Plan, filed as Exhibits 4.1 and 4.2 of the Company’s Form S-8, dated May 12, 2000 and incorporated herein by reference.

10.5	Agreement dated July 3, 2006, between the Company and Local 1031, I.B.E.W., AFL-CIO filed as Exhibit 10.9 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 and incorporated herein by reference.

10.6	Agreement dated June 30, 2010 between the Company and Local 1031, I.B.E.W., AFL-CIO extending the collective bargaining agreement to June 30, 2011, filed as Exhibit 10.11 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 and incorporated herein by reference.

10.7	Agreement dated June 28, 2011 including Contract Considerations dated July 19, 2011 between the Company and Local 1031, I.B.E.W., AFL-CIO, extending the collective bargaining agreement to June 30, 2012, filed as Exhibit 10.12 of the Company's Annual Report on Form 10-K for the year ended December 31, 2011 and incorporated herein by reference.

10.8

Agreement dated July 2, 2012 including Contract Considerations between the Company and Local 1031, I.B.E.W., AFL-CIO, extending the collective bargaining agreement to June 30, 2013, filed as Exhibit 10.13 of the Company's Annual Report on Form 10-K for the year ended December 31, 2012 and incorporated herein by reference.

10.9

Agreement between Wells-Gardner Electronics Corporation and Local 1031 of the International Brotherhood of Electrical Workers, AFL-CIO dated July 28, 2013 to July 3, 2016, filed as Exhibit 10.14 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 and incorporated herein by reference.

10.10

Asset Purchase Agreement between Wells-Gardner Electronics Corporation, as Seller and HT Precision Technologies U.S., Inc., as Purchaser dated as of September 12, 2014, filed as part of the Company’s 10-Q for the quarter ended September 30, 2014 and incorporated herein by reference.

14.0	Wells-Gardner Code of Business Conduct and Ethics filed as Exhibit 14.0 of the Company's Annual Report on Form 10-K for the year ended December 31, 2008 and incorporated herein by reference.

23.0	Consent of Plante & Moran, PLLC.

31.1	Certification of Principal Executive and Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Statement of Principal Executive and Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation

101.DEF**	XBRL Taxonomy Extension Definition

101.LAB**	XBRL Taxonomy Extension Labels

101.PRE**	XBRL Taxonomy Extension Presentation

**XBRL

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

AG&E HOLDINGS INC.

By:	/s/ ANTHONY SPIER	Chairman of the Board,	March 28, 2015
	Anthony Spier	President & Principal Executive and Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated.

/s/ ANTHONY SPIER	Chairman of the Board,	March 28, 2016
Anthony Spier	President & Chief Executive Officer

/s/ MICHAEL LEVIN	Director	March 28, 2016
Michael Levin

/s/ FRANK R. MARTIN	Director	March 28, 2016
Frank R. Martin

FINANCIAL SCHEDULE

Schedules not included with this additional financial data have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

SCHEDULE II

UNAUDITED VALUATION AND QUALIFYING ACCOUNTS (in $000’s)

	Year Ended December 31,
ALLOWANCE FOR DOUBTFUL ACCOUNTS	2015	2014	2013
Beginning balance	$103	$141	$173
Additions charged to expense	$109	$68	$44
Deductions	$(108)	$(106)	$(76)
Balance at end of year	$4	$103	$141

INVENTORY OBSOLESCENCE RESERVE:
Beginning balance	$100	$1,463	$1,377
Additions charged to expense	$138	$83	$1,822
Deductions	$(172)	$(1,446)	$(1,736)
Balance at end of year	$66	$100	$1,463

DEFERRED TAX ASSET VALUATION ALLOWANCE:
Beginning balance	$4,703	$2,303	$2,528
Additions charged (credited to) to expense	$363	$2,400	$(225)
Balance at end of year	$5,066	$4,703	$2,303