Form 10-Q
period 2016-03-31
AG&E HOLDINGS INC.
filed 2016-05-16
CIK 105608

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2016
or
[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____________ to ____________

Commission File Number 1-8250

AG&E Holdings Inc.

(Exact name of registrant as specified in its charter)

Illinois	36-1944630
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

4630 S. Arville St. Suite E, Las Vegas, NV	89103
(Address of principal executive offices)	(Zip Code)

(702) 798-5752

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

As of May 10, 2016 approximately 11,649,000 shares of the Common Stock, $1.00 par value of the registrant were outstanding.

AG&E HOLDINGS INC.

FORM 10-Q TABLE OF CONTENTS

For The Three Months Ended March 31, 2016

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

AG&E HOLDINGS INC.
Condensed Consolidated Statements of Earnings (unaudited)
Three Months Ended March 31, 2016 and 2015

	Three Months Ended March 31
	2016	2015
Net sales	$1,948,000	$4,605,000
Cost of sales	1,477,000	3,584,000
Gross margin	471,000	1,021,000
Selling & administrative expenses	1,193,000	1,011,000
Operating (loss) earnings	(722,000)	10,000
Other income, net	(4,000)	0
Income tax expense	1,000	4,000
(Loss) earnings from continuing operations	$(719,000)	$6,000
Discontinued Operations:
Earnings from discontinued operations	0	73,000
Discontinued operations, net of income taxes	0	73,000
Net (loss) earnings	$(719,000)	$79,000

Basic and Diluted earnings per share:
Continuing operations	$(0.06)	$0.00
Discontinued operations	$0.00	$0.01
Net (loss) income per share	$(0.06)	$0.01

Basic and diluted average common shares outstanding	11,649,360	11,680,395

See accompanying notes to the unaudited condensed consolidated financial statements

AG&E HOLDINGS INC.
Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2016	2015
	(unaudited)
Assets:
Current assets:
Cash	$3,873,000	$4,394,000
Accounts receivable, net	682,000	723,000
Inventory	510,000	584,000
Prepaid expenses & other assets	220,000	290,000
Total current assets	$5,285,000	$5,991,000

Property, plant & equipment, net	26,000	32,000

Total assets	$5,311,000	$6,023,000

Liabilities:
Current liabilities:
Accounts payable	$549,000	$457,000
Accrued expenses	116,000	208,000
Total current liabilities	$665,000	$665,000

Total liabilities	$665,000	$665,000

Shareholders' Equity:
Common stock: authorized 25,000,000 shares $1.00 par value; shares issued and outstanding:
11,649,360 shares as of March 31, 2016 11,649,360 shares as of December 31, 2015	$11,649,000	$11,649,000
Additional paid-in capital	5,090,000	5,090,000
Accumulated deficit	(12,049,000)	(11,330,000)
Unearned compensation	(44,000)	(51,000)
Total shareholders' equity	4,646,000	5,358,000
Total liabilities & shareholders' equity	$5,311,000	$6,023,000

AG&E HOLDINGS INC.
Condensed Consolidated Statements of Cash Flows (unaudited)
Three Months Ended March 31, 2016 and 2015

	Three Months Ended
	March 31,	March 31,
	2016	2015
Cash flows from operating activities:
Net (loss) earnings	$(719,000)	$79,000
Net earnings from discontinued operations	0	73,000
Net (loss) earnings from continuing operations	$(719,000)	$6,000
Adjustments to reconcile net ( loss) earnings to net cash used in operating activities:
Depreciation and amortization	6,000	11,000
Bad debt expense	0	7,000
Amortization of unearned compensation	7,000	14,000
Decrease of long term receivable	0	18,000
Changes in current assets & liabilities
Accounts receivable	41,000	(1,323,000)
Inventory	74,000	1,519,000
Prepaid expenses & other	70,000	152,000
Accounts payable	92,000	99,000
Accrued expenses	(92,000)	(873,000)
Net cash used in operating activities	$(521,000)	$(370,000)
Cash provided by investing activities:
Proceeds from sale of discontinued operations	0	77,000
Additions to plant & equipment	0	(2,000)
Net cash provided by investing activities	$0	$75,000
Net decrease in cash	(521,000)	(295,000)
Cash at beginning of period	4,394,000	6,859,000
Cash at end of period	$3,873,000	$6,564,000
Supplemental cash flow disclosure:
Interest paid	0	0
Taxes paid	0	4,000

See accompanying notes to the unaudited condensed consolidated financial statements

AG&E HOLDINGS INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

1.     AG&E Holdings Inc. (the “Company”) through its wholly owned subsidiary American Gaming & Electronics, Inc. (“AG&E”) distributes parts and repairs and services gaming equipment and provides replacement monitors to casinos throughout the United States with offices in Las Vegas, Nevada and Hialeah, Florida.

2.     In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, which are necessary for a fair presentation of the financial position and results of operations for the periods presented. These condensed consolidated financial statements were prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all information or footnotes necessary for a complete presentation in conformity with accounting principles generally accepted in the United States. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2015. The results of operations for the three months ended March 31, 2016 are not necessarily indicative of the operating results for the full year.

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

The following amounts related to the discontinued operations were derived from historical financial information and have been segregated from continuing operations and reported as discontinued operations in the Condensed Consolidated Statement of Earnings:

	Three Months Ended March 31
	2016	2015
Net sales	$0	$0

Earnings from discontinued operations	0	73,000
Discontinued operations, net of income taxes	$0	$73,000

The earnings of $73,000 in the three months ended March 31, 2015 is related to a reduction of the bad debt accruals of $60,000, a reduction in general accruals of $23,000 and an additional $10,000 of union pension settlement expense.

8.       The Company maintains a Stock Award Plan under which officers and key employees may acquire up to a maximum of 2,155,028 restricted common shares.

Restricted Shares

All restricted shares granted are governed by the Company’s Stock Award Plan, which was approved by shareholders in 2000 and amended in 2009. As of March 31, 2016, 36,000 restricted shares were outstanding on a stock dividend adjusted basis. Employees can earn the restricted shares in exchange for services to be provided to the Company over a three-year or five-year vesting period. Total unrecognized compensation cost related to unvested stock awards is approximately $44,000 and is expected to be recognized over a weighted average period of 1.5 years.

The following table summarizes information regarding restricted share activity for the three months ending March 31, 2016:

	Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2015	56,283	$2.02
Granted	0	$0.00
Vested	(20,283)	$2.12
Forfeited	0	$0.00
Unvested, March 31, 2016	36,000	$2.00

9.     Our inventory detail as of March 31, 2016 and December 31, 2015 was as follows:

	March 31,	December 31,
(in $000's)	2016	2015
	(unaudited)
Inventory:
Raw materials	$510	$584
Total	$510	$584

10.     On October 30, 2014, the Company terminated its credit facility with Wells Fargo Bank, N.A. Therefore, as of March 31, 2016, the Company had no outstanding bank debt.

11.     An income tax valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company has net deferred tax assets of approximately $5.3 million at March 31, 2016, which are completely offset by a valuation allowance. As of March 31, 2016, the Company has net operating loss carry forwards for Federal income tax purposes of approximately $11,461,000, which are available to offset future Federal taxable income, if any, that begin to expire in 2021. The Company also has a net operating loss carry forward for Illinois state income tax purposes of approximately $11,221,000 as of March 31, 2016. The Company also has alternative minimum tax credit carry forwards of approximately $160,000, which are available to reduce future Federal regular income taxes, if any, over an indefinite period. No unrecognized tax benefits are set to expire in the next twelve months that may have an impact upon the Company’s effective tax rate.

The Company files tax returns in the U.S. federal jurisdiction and various state jurisdictions. The tax years 2012, 2013, 2014 and 2015 remain open to examinations. Our policy is to recognize interest and penalties related to uncertain tax positions in income tax expense. During the three months ended March 31, 2016, the Company did not recognize expense for interest or penalties related to income tax, and do not have any amounts accrued at March 31, 2016, as the Company does not believe it has taken any uncertain income tax positions.

12.     The Company has evaluated subsequent events through the date the condensed consolidated financial statements were issued for the three months ended March 31, 2016.

Item 2. Management's Discussion & Analysis of Financial Condition & Results of Operations

AG&E Holdings Inc. (the “Company”) through its wholly owned subsidiary American Gaming and Electronics, Inc. (“AG&E”) distributes parts and repairs and services gaming equipment and provides replacement monitors to casinos throughout the United States with offices in Las Vegas, Nevada, and Hialeah, Florida.

Strategic Review Status

As a result of the Company’s strategic alternatives review process and as previously reported in its public filings with the Securities and Exchange Commission (the “SEC”), the Company entered into a definitive merger agreement on April 12, 2016 to acquire Advanced Gaming Associates LLC (“AGA”) by virtue of a merger of AGA with and into AG&E. The agreement was approved by the Company’s Board of Directors and the Company intends to file relevant materials with the SEC, including a proxy statement in preliminary and definitive form, in connection with the solicitation of proxies to approve such proposed transaction.

Three Months Ended March 31, 2016 & 2015

For the first quarter ended March 31, 2016, net sales from continuing operations decreased $2.7 million or 58% to $1.9 million compared to $4.6 million in the first quarter 2015. The decline is primarily attributable the Company’s exit from the video gaming terminal (VGT) business in the state of Illinois at the end of the second quarter 2015. The parts distribution business sales actually increased slightly in the first quarter 2016 compared to the first quarter 2015.

Gross margin for the first quarter 2016 decreased $550,000 or 54% to $471,000 or 24.2% of sales compared to $1,021,000 or 22.2% of sales in the first quarter 2015. Parts gross margin decreased in the quarter compared to last year due to a one very large order the Company chose to take at a significantly lower margin than normal.

Operating expenses increased $182,000 to $1,193,000 in the first quarter 2016 compared to $1,011,000 in the first quarter 2015. The operating expense increase was primarily due to transaction costs associated with the negotiation of the merger agreement with AGA, higher personnel expense due to staff turnover, and higher McCook expense due to no VGT business in the first quarter 2016 compared to the first quarter 2015. In addition, the parts business employee benefits expense increased significantly.

Operating loss was $(722,000) in the first quarter 2016 compared to an operating income of $10,000 in the first quarter 2015 resulting in a $732,000 operating earnings decrease.

Interest expense was $0 in the first quarter 2016 and in the first quarter 2015. Other income was $4,000 in the first quarter 2016 and $0 in the first quarter 2015.

Income tax expense was $1,000 in the first quarter 2016 compared to $4,000 in the first quarter 2015.

Loss from continuing operations was $(719,000) in the first quarter 2016 compared to income of $6,000 in the first quarter 2015. For the first quarter 2016 and 2015, basic and diluted earnings per share from continuing operations was $(0.06) loss in the first quarter 2016 and $0.00 in the first quarter 2015.

The earnings from discontinued operations for the first quarter 2016 was $0 compared to a profit in the first quarter 2015 of $73,000. The earnings of $73,000 in the three months ended March 31, 2015 is related to a reduction of the bad debt accrual of $60,000, a reduction in general accruals of 23,000 and an additional $10,000 of union pension settlement expense.

Net loss including discontinued operations was $(719,000) for the first quarter 2016 compared to a profit of $79,000 for the first quarter 2015. For the first quarter 2016, basic and diluted loss per share including discontinued operations were $(0.06) compared to $0.01 basic and diluted earnings per share in the first quarter 2015.

Liquidity & Capital Resources

For continuing operations, accounts receivable decreased $41,000 to $682,000 in the first quarter 2016. Day’s sales in accounts receivable decreased to 32 days at March 31, 2016 compared to 39 days at year end 2015.

Inventory decreased $74,000 to $510,000 in the first quarter 2015. Days cost of sales in inventory decreased to 35 days at March 31, 2015 compared to 62 days cost of sales at year end 2015 due to higher cost of goods sold in the first quarter 2016 compared to the fourth quarter 2015 and lower inventory levels.

Accounts payable increased $92,000 to $549,000 in the first quarter 2016 compared to $457,000 at year end 2015. Day’s payables outstanding decreased to 23 days at March 31, 2016 compared to 29 days at year end 2015.

Prepaid expenses decreased $70,000 in the first quarter 2016. Accrued expenses decreased $92,000 in the first quarter 2016 primarily due to lower accrued professional fees and sales commissions.

Discontinued operating activities used zero cash in the first quarter 2016.

The net of our first quarter 2016 loss, depreciation and amortization, and other non cash adjustments to earnings resulted in a $706,000 use of cash in operations. The net of earnings and non cash adjustments plus the working capital changes noted above resulted in $521,000 of cash being used by operations.

Cash provided by provided by investing activities and cash used in financing activities were both zero in the first quarter 2016.

Cash at the beginning of the year (January 1, 2016) was $4.4 million and at the end of the first quarter (March 31, 2016) was $3.9 million.

Shareholders’ equity was $4.65 million in the first quarter 2016 compared to $5.36 million at year end 2015 or a decrease of $0.71 million. This decrease was attributed to corporate expense including transaction expenses incurred related to the Company’s strategic alternatives review process.

Forward Looking Statements

Because the Company endeavors to provide shareholders and potential investors with more meaningful and useful information, this report may contain certain forward-looking statements (as such term is defined in the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that reflect the Company’s current expectations regarding the future results of operations, performance and achievements of the Company. Such forward-looking statements are subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. The Company has tried, wherever possible, to identify these forward-looking statements by using words such as "anticipate," "believe," "estimate," "expect" and similar expressions. These statements reflect the Company’s current beliefs and are based on information currently available to it. Accordingly, these statements are subject to certain risks, uncertainties and assumptions which could cause the Company’s future results, performance or achievements to differ materially from those expressed in, or implied by, any of these statements, which are more fully described in our Annual Report on Form 10-K for the year ended December 31, 2015. The Company undertakes no, and hereby disclaims any, obligation to release publicly the results of any revisions to any such forward-looking statements that may be made to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events.

Item 3. Quantitative & Qualitative Disclosures about Market Risk

Not applicable.

Item 4. Controls & Procedures

Evaluation of Disclosure Controls and Procedures.

The Company maintains internal controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) designed to provide reasonable assurance that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. These include controls and procedures designed to ensure that this information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Our Disclosure Committee, which is comprised of the Company’s Chief Executive Officer and other management staff meets on a quarterly basis and has overview responsibility for these controls and procedures. The Disclosure Committee conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2016.

Based on the evaluation, the Disclosure Committee concluded that as of March 31, 2016, the Company’s disclosure controls were not effective due to the material weakness described in the “Management’s Annual Report on Internal Control over Financial Reporting” section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. The controls in question and possible remediation alternatives remain under review by the Company.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal controls and procedures during our most recent fiscal quarter that has materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

There have been no material changes to the description of the risk factors associated with the Company's business previously disclosed in Part I, Item 1 "Risk Factors" in the Company's Annual Report on Form 10-K for the year ended December 31, 2015, other than the additional or different risk factors set forth below. In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in the Company's Annual Report on Form 10-K as they could materially affect our business, financial condition and future results. The risks described in the Company's Annual Report on Form 10-K and this report are not the only risks facing the Company. Additional risks and uncertainties not currently known, or that are currently deemed to be immaterial, also may materially and adversely affect the Company's business, financial condition or operating results.

The Company is pursuing a strategic transaction with AGA, the closing of which involves significant risks and uncertainties.

The Company expects to continue incurring costs in pursuing a strategic transaction with AGA, but its efforts might not prove successful. For example, the Company might not be able to close the transaction contemplated by the merger agreement with AGA or realize the anticipated benefits of such transaction.

The strategic transaction contemplated with AGA will dilute the equity interests of our common shareholders.

The strategic transaction that the Company is pursuing with AGA will involve, through a series of transactions, the issuance of our capital stock, which will dilute (either economically or in percentage terms, or both) the ownership interests of our existing shareholders.

If the Company is unable to close the strategic transaction with AGA, the Company could become insolvent or be forced to declare bankruptcy.

If we are unable to close the strategic transaction with AGA on terms acceptable to the Company and realize certain benefits from such transaction, the Company might be required to dispose of or liquidate its assets at values significantly less than what we believe their values to be and at which they are carried on our financial statements.

The Company has identified a material weakness in our internal control over financial reporting, and our business and stock price may be adversely affected if we do not adequately address that issue.

As discussed in “Part I – Item 4. – Controls and Procedures,” we determined that a material weakness continued to exist in our internal control over financial reporting as of March 31, 2016, with respect to segregation of duties and related information technology general controls regarding user access and change management activities. Specifically, the controls were not designed to provide reasonable assurance that incompatible access within the system, including the ability to record financial and accounting transactions, was appropriately segregated, impacting the validity, accuracy and completeness of all key accounts and disclosures.

The Company is not currently in compliance with certain NYSE MKT listing requirements and, therefore, might be delisted in the near future.

It is a requirement of NYSE MKT that the Company maintain shareholder equity of more than $5 million in order to remain listed. At March 31, 2016, the Company’s shareholder equity was $4,646,000.

The Company will continue to incur losses.

The Company has incurred losses in 2014, 2015 and the three months ended March 31, 2016 and expects to continue to incur losses for the foreseeable future. If the Company cannot correct this problem, at some point it will run out of cash. If the Company is unable to procure additional funding at that point, the Company may cease operations.

The Company has lost employees and executives.

On December 8, 2015, the Company’s prior chief financial officer resigned. The Company has not hired a replacement. Other accounting staff members have resigned since that date. The Company’s lack of management personnel may have an adverse impact on the operations and profitability of the Company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) We did not sell any equity securities that were not registered under the Securities Act of 1933, as amended, during the periods covered by this Form 10-Q.

(b) Not applicable.

(c) During the three months ended March 31, 2016, we redeemed no shares of the Company.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

The 2016 Annual Meeting of Shareholders of the Company has not been scheduled. The Company expects to hold a special meeting in lieu of the 2016 Annual Meeting for shareholders to elect directors and vote on the merger agreement with AGA. Because the date of this meeting is expected to be more than 30 days after the anniversary date of the Company’s 2015 Annual Meeting of Shareholders, the Company is informing stockholders of the change in this report.

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

AG&E HOLDINGS INC.
May 16, 2016	By:
Anthony S. Spier
Chairman, President and Chief Executive Officer
(Principle Executive and Financial Officer)