Form 10-Q
period 2016-06-30
AG&E HOLDINGS INC.
filed 2016-08-08
CIK 105608

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2016

or

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____________ to ____________

Commission File Number 1-8250

AG&E Holdings Inc.

(Exact name of registrant as specified in its charter)

Illinois	36-1944630
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

4630 S. Arville St. Suite E, Las Vegas, NV	89103
(Address of principal executive offices)	(Zip Code)

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

As of August 8, 2016, approximately 11,649,000 shares of the Common Stock, $1.00 par value of the registrant were outstanding.

AG&E HOLDINGS INC.

FORM 10-Q

For The Three Months and Six Months Ended June 30, 2016

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

AG&E HOLDINGS INC.

Condensed Consolidated Statements of Earnings (unaudited)

Three Months and Six Months Ended June 30, 2016 and 2015

	Three Months Ended June 30		Six Months Ended June 30
	2016	2015	2016	2015
Net sales	$1,402,000	$5,443,000	$3,351,000	$10,048,000
Cost of sales	968,000	4,138,000	2,446,000	7,722,000
Gross margin	434,000	1,305,000	905,000	2,326,000
Selling & administrative expenses	1,305,000	1,130,000	2,498,000	2,141,000
Operating (loss) earnings	(871,000)	175,000	(1,593,000)	185,000
Other income, net	(34,000)	(2,000)	(38,000)	(1,000)
Income tax expense			1,000	4,000
(Loss) earnings from continuing operations	$(837,000)	$177,000	$(1,556,000)	$182,000
Discontinued Operations:
Earnings from discontinued operations	0	14,000	0	88,000
Discontinued operations, net of income taxes	0	14,000	0	88,000
Net (loss) earnings	$(837,000)	$191,000	$(1,556,000)	$270,000

Basic and Diluted earnings per share:
Continuing operations	$(0.07)	$0.02	$(0.13)	$0.02
Discontinued operations	$0.00	$0.00	$0.00	$0.00
Net (loss) income per share	$(0.07)	$0.02	$(0.13)	$0.02

Basic and diluted average common shares outstanding	11,649,360	11,680,395	11,649,360	11,680,395

See accompanying notes to the unaudited condensed consolidated financial statements

AG&E HOLDINGS INC

Condensed Consolidated Balance Sheets

	June 30, 2016	December 31, 2015
	(unaudited)
Assets:
Current assets:
Cash	$3,144,000	$4,394,000
Accounts receivable, net	621,000	723,000
Inventory	482,000	584,000
Prepaid expenses & other assets	194,000	290,000
Total current assets	$4,441,000	$5,991,000

Property, plant & equipment, net	20,000	32,000

Total assets	$4,461,000	$6,023,000

Liabilities:
Current liabilities:
Accounts payable	$411,000	$457,000
Accrued expenses	235,000	208,000
Total current liabilities	$646,000	$665,000

Total liabilities	$646,000	$665,000

Shareholders' Equity:
Common stock: authorized 25,000,000 shares $1.00 par value; shares issued and outstanding:
11,649,360 shares as of June 30, 2016 11,649,360 shares as of December 31, 2015	$11,649,000	$11,649,000
Additional paid-in capital	5,090,000	5,090,000
Accumulated deficit	(12,886,000)	(11,330,000)
Unearned compensation	(38,000)	(51,000)
Total shareholders' equity	3,815,000	5,358,000
Total liabilities & shareholders' equity	$4,461,000	$6,023,000

AG&E HOLDINGS INC.

Condensed Consolidated Statements of Cash Flows (unaudited)

Three Months and Six Months Ended June 30, 2016 and 2015

	Three Months Ended		Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Cash flows from operating activities:
Net (loss) earnings	$(837,000)	$191,000	$(1,556,000)	$270,000
Net earnings from discontinued operations	0	14,000	0	88,000
Net (loss) earnings from continuing operations	$(837,000)	$177,000	$(1,556,000)	$182,000
Adjustments to reconcile net ( loss) earnings to net cash used in operating activities:
Depreciation and amortization	6,000	15,000	11,000	26,000
Bad debt expense	1,000	46,000	1,000	53,000
Amortization of unearned compensation	6,000	12,000	13,000	26,000
Gain on sale of fixed assets	(33,000)	0	(33,000)	0
Decrease of long term receivable	0	78,000	0	96,000
Changes in current assets & liabilities
Accounts receivable	60,000	(102,000)	102,000	(1,425,000)
Inventory	28,000	1,920,000	102,000	3,439,000
Prepaid expenses & other	26,000	42,000	96,000	194,000
Accounts payable	(138,000)	85,000	(46,000)	185,000
Accrued expenses	119,000	(257,000)	27,000	(1,130,000)
Net cash used in operating activities	$(762,000)	$2,016,000	$(1,283,000)	$1,646,000
Cash provided by investing activities:
Proceeds from sale of fixed assets	33,000	0	33,000	0
Proceeds from sale of discontinued operations	0	0	0	77,000
Additions to plant & equipment	0	1,000	0	(1,000)
Net cash provided by investing activities	$33,000	$1,000	$33,000	$76,000
Net (decrease) increase in cash	(729,000)	2,017,000	(1,250,000)	1,722,000
Cash at beginning of period	3,873,000	6,564,000	4,394,000	6,859,000
Cash at end of period	$3,144,000	$8,581,000	$3,144,000	$8,581,000
Supplemental cash flow disclosure:
Interest paid	0	0	0	0
Taxes paid	0	0	0	4,000

See accompanying notes to the unaudited condensed consolidated financial statements

AG&E HOLDINGS INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

1.     AG&E Holdings Inc. (the “Company) through its wholly owned subsidiary American Gaming & Electronics, Inc. (“AG&E”) distributes parts and repairs and services gaming equipment and provides replacement monitors to casinos throughout the United States with offices in Las Vegas, Nevada and Hialeah, Florida.

2.     In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, which are necessary for a fair presentation of the financial position and results of operations for the periods presented. These condensed consolidated financial statements were prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all information or footnotes necessary for a complete presentation in conformity with accounting principles generally accepted in the United States. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2015. The results of operations for the three months and six months ended June 30, 2016 are not necessarily indicative of the operating results for the full year.

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

The following amounts related to the discontinued operations were derived from historical financial information and have been segregated from continuing operations and reported as discontinued operations in the Condensed Consolidated Statement of Earnings:

	Three Months Ended June 30		Six Months Ended June 30
	2016	2015	2016	2015
Net sales	$0	$0	$0	$0

Earnings from discontinued operations	$0	$14,000	$0	$88,000
Discontinued operations, net of income taxes	$0	$14,000	$0	$88,000

The earnings of $14,000 in the three months ended June 30, 2015 is related to a reduction in general accruals of $14,000. The earnings of $88,000 in the six months ended June 30, 2015 is related to a reduction of the bad debt accruals of $60,000, a reduction in general accruals of $38,000 and an additional $10,000 of union pension settlement expense.

8.       The Company maintains a Stock Award Plan under which officers and key employees may acquire up to a maximum of 2,155,028 restricted common shares.

Restricted Shares

All restricted shares granted are governed by the Company’s Stock Award Plan, which was approved by shareholders in 2000 and amended in 2009. As of June 30, 2016, 36,000 restricted shares were outstanding on a stock dividend adjusted basis. Employees can earn the restricted shares in exchange for services to be provided to the Company over a three-year or five-year vesting period. Total unrecognized compensation cost related to unvested stock awards is approximately $38,000 and is expected to be recognized over a weighted average period of 1.25 years.

The following table summarizes information regarding restricted share activity for the six months ending June 30, 2016:

	Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2015	56,283	$2.02
Granted	0	$0.00
Vested	(20,283)	$2.12
Forfeited	0	$0.00
Unvested, June 30, 2016	36,000	$2.00

9.     Our inventory detail as of June 30, 2016 and December 31, 2015 was as follows:

(in $000's)	June 30, 2016	December 31, 2015
	(unaudited)
Inventory:
Raw materials	$482	$584
Total	$482	$584

10.     On October 30, 2014, the Company terminated its credit facility with Wells Fargo Bank, N.A. Therefore, as of June 30, 2016, the Company had no outstanding bank debt.

11.     An income tax valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company has net deferred tax assets of approximately $5.6 million at June 30, 2016, which are completely offset by a valuation allowance. As of June 30, 2016, the Company has net operating loss carry forwards for Federal income tax purposes of approximately $12,441,000, which are available to offset future Federal taxable income, if any, that begin to expire in 2021. The Company also has a net operating loss carry forward for Illinois state income tax purposes of approximately $12,012,000 as of June 30, 2016. The Company also has alternative minimum tax credit carry forwards of approximately $148,000, which are available to reduce future Federal regular income taxes, if any, over an indefinite period. No unrecognized tax benefits are set to expire in the next twelve months that may have an impact upon the Company’s effective tax rate.

The Company files tax returns in the U.S. federal jurisdiction and various state jurisdictions. The tax years 2012, 2013, 2014 and 2015 remain open to examinations. Our policy is to recognize interest and penalties related to uncertain tax positions in income tax expense. During the six months ended June 30, 2016, the Company did not recognize expense for interest or penalties related to income tax, and do not have any amounts accrued at June 30, 2016, as the Company does not believe it has taken any uncertain income tax positions.

12.     The Company has evaluated subsequent events through the date the condensed consolidated financial statements were issued for the three months and six months ended June 30, 2016.

Cautionary Note Regarding Forward Looking Statements

This report contains forward-looking statements – that is, statements related to future, not past, events. In this context, forward-looking statements often address our expected future business and financial performance and financial condition, and often contain words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “see,” or “will.” These forward- looking statements are not guarantees and are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. For us, particular uncertainties that could cause our actual results to be materially different than those expressed in our forward- looking statements include: changes in business conditions; changes in the marketplace; continued services of our executive management team; regulatory developments; acquisition matters; and statements of assumption underlying any of the foregoing, as well as other factors set forth under the caption “Risk Factors” in this report and our Annual Report on Form 10-K for the year ended December 31, 2016 filed with the Securities and Exchange Commission. All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the foregoing. We assume no duty to update or revise our forward-looking statements.

Item 2. Management's Discussion & Analysis of Financial Condition & Results of Operations

AG&E Holdings Inc. (the “Company,” “we” or “us”), through its wholly owned subsidiary American Gaming and Electronics, Inc. (“AG&E”), distributes parts and repairs and services gaming equipment and provides replacement monitors to casinos throughout the United States with offices in Las Vegas, Nevada, and Hialeah, Florida.

Recent Developments

As previously reported, the Company entered into an Agreement and Plan of Merger on April 12, 2016 to acquire Advanced Gaming Associates LLC (“AGA”) by virtue of a merger of AGA with and into AG&E (the “Merger”). The Merger Agreement is subject to the satisfaction or waiver of certain closing conditions, including approval of the Company’s shareholders. The Company expects that the Merger will be completed within the next 4-7 months, based on the timing of certain regulatory approvals.

Three Months Ended June 30, 2016 & 2015

For the second quarter ended June 30, 2016, net sales from continuing operations decreased $4.0 million or 74% to $1.4 million compared to $5.4 million in the second quarter 2015. The decline is primarily attributable to the Company’s exit from the video gaming terminal (VGT) business in the state of Illinois at the end of the second quarter 2015. However, the parts distribution business sales also declined in the second quarter 2016 compared to the second quarter 2015.

Gross margin for the second quarter 2016 decreased $871,000 or 67% to $434,000 or 31.0% of sales compared to $1,305,000 or 24.0% of sales in the second quarter 2015. Parts gross margin decreased in the quarter compared to last year due primarily to lower sales in second quarter 2016 compared sales in the second quarter 2015.

Operating expenses increased $175,000 to $1,305,000 in the second quarter 2016 compared to $1,130,000 in the second quarter 2015. The operating expense increase was primarily due to transaction costs associated with the negotiation of the merger agreement and related documents with AGA, higher personnel expense due to staff turnover and higher McCook expense due to the cost of exiting McCook at the end of the lease in the second quarter 2016 compared to the second quarter 2015. In addition, the parts business employee benefits expense increased.

Operating income (loss) was $(871,000) in the second quarter 2016 compared to $175,000 in the second quarter 2015 resulting in a $1,046,000 operating earnings decrease.

Interest expense was $0 in the second quarter 2016 and in the second quarter 2015. Other income was $34,000 in the second quarter 2016 and $2,000 in the second quarter 2015. The increase is attributable to the sale of fixed assets before exiting our McCook facility during the second quarter.

Income tax expense was $0 in both the second quarter 2016 and the second quarter 2015.

Income (loss) from continuing operations was $(837,000) in the second quarter 2016 compared to $177,000 in the second quarter 2015. For the second quarter 2016 and 2015, basic and diluted earnings per share from continuing operations was $(0.07) in the second quarter 2016 and $0.02 in the second quarter 2015.

The earnings from discontinued operations for the second quarter 2016 were $0 compared to $14,000 in the second quarter 2015. The earnings from discontinued operations for second quarter 2015 are related to a reduction in general accruals.

Net income (loss) including discontinued operations was $(837,000) for the second quarter 2016 compared to $191,000 for the second quarter 2015. For the second quarter 2016, basic and diluted loss per share including discontinued operations were $(0.07) compared to $0.02 basic and diluted earnings per share in the second quarter 2015.

Six Months Ended June 30, 2016 & 2015

For the first half ended June 30, 2016, net sales from continuing operations decreased $6.7 million or 67% to $3.35 million compared to $10.05 million in the first half 2015. The decline is primarily attributable the Company’s exit from the video gaming terminal (VGT) business in the state of Illinois at the end of the second half 2015. The parts distribution business sales decreased slightly in the first half 2016 compared to the first half 2015.

Gross margin for the first half 2016 decreased $1,421,000 or 61% to $905,000 or 27.0% of sales compared to $2,326,000 or 23.1% of sales in the first half 2015. Parts gross margin increased in the half compared to last year due to the parts distribution business having a higher margin than the VGT business.

Operating expenses increased $357,000 to $2,498,000 in the first half 2016 compared to $2,141,000 in the first half 2015. The operating expense increase was primarily due to transaction costs associated with the negotiation of the merger agreement and related documents with AGA, higher personnel expense due to staff turnover, and higher McCook expense due to no VGT business using space the first four months of this year and the cost of exiting the facility at the end of the lease compared to the first half 2015. In addition, the parts business employee benefits expense increased.

Operating income (loss) was $(1,593,000) in the first half 2016 compared to $185,000 in the first half 2015 resulting in a $1,778,000 operating earnings decrease.

Interest expense was $0 in the first half 2016 and in the first half 2015. Other income was $38,000 in the first half 2016 and $1,000 in the first half 2015. The increase is primarily attributable to the sale of fixed assets before exiting our McCook facility during the second quarter.

Income tax expense was $1,000 in the first half 2016 compared to $4,000 in the first half 2015.

Income (loss) from continuing operations was $(1,556,000) in the first half 2016 compared to $182,000 in the first half 2015. For the first half 2016 and 2015, basic and diluted earnings per share from continuing operations was $(0.13) in the first half 2016 and $0.02 in the first half 2015.

The earnings from discontinued operations for the first half 2016 was $0 compared to $88,000 in the first half 2015. The earnings of $88,000 in the first half ended June 30, 2015 is related to a reduction of the bad debt accrual of $60,000 and a reduction in general accruals of $38,000, partially offset by an additional $10,000 of union pension settlement expense.

Net income (loss) including discontinued operations was $(1,556,000) for the first half 2016 compared to $270,000 for the first half 2015. For the first half 2016, basic and diluted loss per share including discontinued operations were $(0.13) compared to $0.02 basic and diluted earnings per share in the first half 2015.

Liquidity & Capital Resources

For continuing operations, accounts receivable decreased $60,000 to $621,000 in the second quarter 2016. Day’s sales in accounts receivable increased to 40 days at June 30, 2016 compared to 32 days at March 31, 2016 due to lower sales in the second quarter 2016 compared to sales in the first quarter 2016.

Inventory decreased $28,000 to $482,000 in the second quarter 2016. Days cost of sales in inventory increased to 50 days at June 30, 2016 compared to 35 days cost of sales at March 31, 2016 due to lower cost of goods sold in the second quarter 2016 compared to the first quarter 2016 despite lower inventory levels.

Accounts payable decreased $138,000 to $411,000 in the second quarter 2016 compared to $549,000 at March 31, 2016. Day’s payables outstanding decreased to 21 days at June 30, 2016 compared to 23 days at March 31, 2016.

Prepaid expenses decreased $26,000 in the second quarter 2016. Accrued expenses increased $119,000 in the second quarter 2016 primarily due to higher unearned revenue (collecting customer payments in advance of shipments).

Discontinued operating activities used zero cash in the second quarter 2016.

The net of our second quarter 2016 loss, depreciation and amortization, and other non cash adjustments to earnings resulted in a $857,000 use of cash in operations. The net of earnings and non cash adjustments plus the working capital changes noted above resulted in $762,000 of cash being used by operations.

Cash provided by provided by investing activities were $33,000 and cash used in financing activities were zero in the second quarter 2016.

Cash at the end of the second quarter 2016 was $3.14 million compared to $3.87 million at March 31, 2016.

Shareholders’ equity was $3.82 million in the second quarter 2016 compared to $4.65 million at March 31, 2016 or a decrease of $0.83 million. This decrease was attributed primarily to corporate expense including transaction expenses incurred related to the Company’s strategic alternatives review process.

For continuing operations, accounts receivable decreased $102,000 to $621,000 in the first half 2016. Day’s sales in accounts receivable increased to 40 days at June 30, 2016 compared to 39 days at year end 2015.

Inventory decreased $102,000 to $482,000 in the first half 2016. Days cost of sales in inventory decreased to 50 days at June 30, 2016 compared to 62 days cost of sales at year end 2015 due to lower inventory levels.

Accounts payable decreased $46,000 to $411,000 in the first half 2016 compared to $457,000 at year end 2015. Day’s payables outstanding decreased to 21 days at June 30, 2016 compared to 29 days at year end 2015.

Prepaid expenses decreased $96,000 in the first half 2016. Accrued expenses increased $27,000 in the first half 2016.

Discontinued operating activities used zero cash in the first half 2016.

The net of our first half 2016 loss, depreciation and amortization, and other non cash adjustments to earnings resulted in a $1,564,000 use of cash in operations. The net of earnings and non cash adjustments plus the working capital changes noted above resulted in $1,283,000 of cash being used by operations.

Cash provided by provided by investing activities were $33,000 and cash used in financing activities were zero in the first half 2016.

Cash at the end of the second quarter 2016 was $3.14 million compared to $4.39 million at December 31, 2015.

Shareholders’ equity was $3.82 million in the first half 2016 compared to $5.36 million at year end 2015 or a decrease of $1.54 million. This decrease was attributed primarily to corporate expense including transaction expenses incurred related to the Company’s strategic alternatives review process.

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

Our Disclosure Committee, which is comprised of the Company’s Chief Executive Officer and other management staff meets on a quarterly basis and has overview responsibility for these controls and procedures. The Disclosure Committee conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2016.

Based on the evaluation, the Disclosure Committee concluded that as of June 30, 2016, the Company’s disclosure controls were not effective due to the material weakness described in the “Management’s Annual Report on Internal Control over Financial Reporting” section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. The controls in question and possible remediation alternatives remain under review by the Company.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal controls and procedures during our most recent fiscal quarter that has materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1A. Risk Factors

There have been no material changes to the description of the risk factors associated with the Company's business previously disclosed in Part I, Item 1 "Risk Factors" in the Company's Annual Report on Form 10-K for the year ended December 31, 2015 and Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, other than the additional or different risk factors set forth below. In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in the Company's Annual Report on Form 10-K and Quarterly Report on Form 10-Q as they could materially affect our business, financial condition and future results. The risks described in the Company's Annual Report on Form 10-K, Quarterly Report on Form 10-Q and this report are not the only risks facing the Company. Additional risks and uncertainties not currently known, or that are currently deemed to be immaterial, also may materially and adversely affect the Company's business, financial condition or operating results.

Regulatory Risk

The consummation of the transaction contemplated by the merger agreement may lead to the failure to maintain existing licenses or to obtain new licenses, which could have a materially adverse effect on our operations, financial condition, and results of operations.

Our operations as currently and as planned to be conducted require us to obtain and maintain gaming licenses, permits, registrations, qualification, or findings of suitability (individually a “License” or collectively, “Licenses”) from governmental gaming authorities (“Gaming Authorities”) in order to conduct business with casinos and gaming-related manufacturers and suppliers. With certain exceptions, our directors, officers and 5% or more shareholders are similarly required to obtain licensure, qualification, or findings of suitability. In general, in order to receive a License, a person or entity must be found to have honesty, integrity, and financial stability.

The Company and/or its subsidiary currently hold Licenses in 117 jurisdictions. AGA and /or its sole shareholder, Mr. Tomasello, currently hold Licenses in 32 jurisdictions. Upon consummation of the Merger, Mr. Tomasello will become a significant shareholder, interim Chief Executive Officer, and a director of the Company. Many of the jurisdictions where the Company has Licenses must make a determination as to Mr. Tomasello’s suitability. Similarly, in order for us to continue the business currently conducted by AGA in jurisdictions where we do not hold a License, the Gaming Authorities of such jurisdictions must make a determination as to our suitability. Some jurisdictions require a License to be issued prior to the closing of the transaction. We believe that most jurisdictions will permit the transaction to close and business to be continued to be conducted during any investigation and before the issuance of a License.

Mr. Tomasello was previously the majority owner and president of Par-4, Inc. (“Par-4”), a company that refurbished slot machines and related equipment. In 1996, Par-4 was indicted by a federal grand jury and subsequently entered a plea of guilty to two counts of the illegal shipment of slot machine parts and peripherals. Mr. Tomasello was not personally indicted or charged. On February 27, 1996, Par-4 was sentenced to pay a fine of $5,000.00 and a special assessment of $400.00. As a result, Par-4’s gaming-related license in New Jersey was suspended by the New Jersey Casino Control Commission for 18 months. It was reinstated after the suspension and no New Jersey or other regulatory action was ever personally taken against Mr. Tomasello.

Although: (i) AGA and Mr. Tomasello have obtained Licenses in 32 jurisdictions; (ii) the Par-4 conviction occurred over 20 years ago; and (iii) Mr. Tomasello has never been charged or convicted of any offense; as Gaming Laws vary, there can be no assurance that a jurisdiction will not raise the guilty plea of Par-4 in connection with a suitability determination.

If any required License is not issued, or if any License currently held is not maintained, it could have a materially adverse effect on our operations, financial condition, and results of operations and possibly require us to disassociate ourselves from Mr. Tomasello or cease doing business in one or more jurisdictions.

Additional Merger Risks

Our current shareholders will have a reduced ownership and voting interest after the Merger.

As a result of the shares we expect to issue as part of the Merger, Mr. Tomasello is expected to hold up to approximately 31% of our outstanding common shares immediately following completion of the Merger. In addition, Mr. Tomasello may receive, based on the achievement of certain performance measures after the Merger, an additional 4,243,052 shares of our common stock. Our shareholders currently have the right to vote for directors and on other matters affecting our company. When the Merger occurs, each of our shareholders will remain a holder of our common stock with a percentage ownership that will be smaller than that shareholder's percentage of our common stock prior to the merger. As a result of this reduced ownership percentage, our historic shareholders will have less voting power after the Merger.

Our business may be disrupted while the Merger is pending or if the Merger is not consummated.

The proposed Merger may disrupt our current plans and operations. To date, we have incurred, and will continue to incur, significant costs, expenses and fees for professional services and other transaction costs in connection with the Merger, and these fees and costs are payable by us whether or not the Merger is consummated. Furthermore, we cannot predict how our suppliers, customers and other business partners will view or react to the pending merger.

We are also subject to restrictions on the conduct of our business prior to the consummation of the Merger as provided in the Merger Agreement, including, among other things, certain restrictions on our ability to conduct acquisitions and sell, transfer or dispose of our assets outside of the ordinary course of business. These restrictions could prevent us from pursuing otherwise attractive business opportunities, result in our inability to respond effectively to competitive pressures, industry developments and future opportunities and may otherwise harm our business, results of operation and financial condition.

We and AGA may experience difficulties in integrating our businesses, which could cause us to fail to realize some or all of the potential benefits of the Merger.

We and AGA believe that the Merger will result in various benefits. Achieving the anticipated benefits of Merger will depend in part upon whether our two companies integrate our businesses in an efficient and effective manner.

We and AGA may not be able to accomplish this integration process successfully. The difficulties of combining the two companies’ businesses potentially will include, among other things:

●

the necessity of addressing possible differences, incorporating cultures and management philosophies, and the integration of certain operations following the transaction will require the dedication of significant management resources, which may temporarily distract management’s attention from our day-to-day business; and

●	any inability of our management to cause best practices to be applied to our business after the Merger.

An inability to realize the full extent of the anticipated benefits of the Merger, as well as any delays encountered in the transition process, could have an adverse effect upon our revenues, level of expenses and operating results, which may affect the value of our common stock after the closing of the Merger.

If the Merger is not completed, we may consider other strategic alternatives, which are subject to risks and uncertainties.

If the Merger is not completed, our Board will review and consider various alternatives available to us, including, among others, liquidating the Company or seeking other dispositions. These alternative transactions may involve various additional risks to our business, including, among others, distraction of our management team and associated expenses, our ability to consummate any such alternative transaction, the valuation assigned to our business in any such alternative transaction, and other variables which may adversely affect our operations.

The Merger with AGA may not be consummated.

It is not certain that the Merger will be consummated. Specifically, among other things: (i) the shareholders may not approve the merger at the special meeting, (ii) there is risk that the conditions to the closing of the Merger will not be satisfied (including a failure of our shareholders to approve, on a timely basis or otherwise, the Merger); (iii) uncertainties exist as to the timing of the consummation of the Merger and the ability of each of us and AGA to consummate the Merger; or (iv) legislative, regulatory and economic developments may impact the ability of us and AGA to consummate the Merger. We can give no assurance that the conditions to the Merger will be satisfied.

Item 6. Exhibits

(a).	Exhibits:

Exhibit 2.1

Agreement and Plan of Merger dated April 12, 2016, by and among AG&E Holdings Inc., American Gaming and Electronics, Inc., Advanced Gaming Associates LLC and Anthony Tomasello, in his capacity as the sole member and representative of Advanced Gaming Associates LLC (including forms of the Company Note, Employment Agreement and Voting Agreement) (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K, filed with the SEC on April 14, 2016)

	Exhibit 31.1	-	Certification of Chief Executive Officer and Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	Exhibit 32.1	-	Statement of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

	Exhibit 101.INS	-	XBRL Instance Document

	Exhibit 101.SCH	-	XBRL Taxonomy Extension Schema

	Exhibit 101.CAL	-	XBRL Taxonomy Extension Calculation

	Exhibit 101.DEF	-	XBRL Taxonomy Extension Definition

	Exhibit 101.LAB	-	XBRL Taxonomy Extension Labels

	Exhibit 101.PRE		XBRL Taxonomy Extension Presentation

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AG&E HOLDINGS INC.
August 8, 2016	By:	/s/Anthony S. Spier
Anthony S. Spier
Chairman, President and Chief Executive Officer (Principle Executive and Financial Officer)