Form 10-Q
period 2016-09-30
AG&E HOLDINGS INC.
filed 2016-11-14
CIK 105608

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2016
or
[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____________ to ____________

Commission File Number 1-8250

AG&E Holdings Inc.

(Exact name of registrant as specified in its charter)

Illinois	36-1944630
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

4630 S. Arville St. Suite E, Las Vegas, NV	89103
(Address of principal executive offices)	(Zip Code)

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

As of November 7, 2016, approximately 11,649,000 shares of the Common Stock, $1.00 par value of the registrant were outstanding.

AG&E HOLDINGS INC.

FORM 10-Q TABLE OF CONTENTS

For The Three Months and Nine Months Ended September 30, 2016

PART I – FINANCIAL INFORMATION

Item 1.
Financial Statements:			3

	Condensed Consolidated Statements of Earnings (unaudited)
	-	Three Months and Nine Months Ended September 30, 2016 & 2015
			3
	Condensed Consolidated Balance Sheets		4
	-	September 30, 2016 & December 31, 2015

	Condensed Consolidated Statements of Cash Flows (unaudited)		5
	-	Three Months and Nine Months Ended September 30, 2016 & 2015

	Notes to the Unaudited Condensed Consolidated Financial Statements		6

Item 2.
Management's Discussion & Analysis of Financial Condition & Results of Operations			9

Item 4.
Controls & Procedures			13

PART II - OTHER INFORMATION

Item 1A.
Risk Factors			14

Item 6.
Exhibits			14

SIGNATURES			15

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

AG&E HOLDINGS INC.

Condensed Consolidated Statements of Earnings (unaudited)

Three Months and Nine Months Ended September 30, 2016 and 2015

	Three Months Ended September 30		Nine Months Ended September 30
	2016	2015	2016	2015
Net sales	$1,267,000	$2,155,000	$4,618,000	$12,203,000
Cost of sales	918,000	1,517,000	3,363,000	9,240,000
Gross margin	349,000	638,000	1,255,000	2,963,000
Selling & administrative expenses	934,000	973,000	3;432,000	3,114,000
Operating loss	(585,000)	(335,000)	(2,177,000)	(151,000)
Other income, net	(1,000)	(1,000)	(38,000)	(3,000)
Income tax expense	1,000	0	2,000	4,000
Loss from continuing operations	$(585,000)	$(334,000)	$(2,141,000)	$(152,000)
Discontinued Operations:
Earnings from discontinued operations	0	0	0	88,000
Discontinued operations, net of income taxes	0	0	0	88,000
Net loss	$(585,000)	$(334,000)	$(2,141,000)	$(64,000)

Basic and Diluted earnings per share:
Continuing operations	$(0.05)	$(0.03)	$(0.18)	$(0.01)
Discontinued operations	$0.00	$0.00	$0.00	$0.00
Net loss per share	$(0.05)	$(0.03)	$(0.18)	$(0.01)

Basic and diluted average common shares outstanding	11,649,360	11,673,873	11,649,360	11,678,197

See accompanying notes to the unaudited condensed consolidated financial statements

AG&E HOLDINGS INC

Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2016	2015
	(unaudited)
Assets:
Current assets:
Cash	$2,579,000	$4,394,000
Accounts receivable, net	611,000	723,000
Inventory	478,000	584,000
Prepaid expenses & other assets	156,000	290,000
Total current assets	$3,824,000	$5,991,000

Property, plant & equipment, net	15,000	32,000

Total assets	$3,839,000	$6,023,000

Liabilities:
Current liabilities:
Accounts payable	$440,000	$457,000
Accrued expenses	163,000	208,000
Total current liabilities	$603,000	$665,000

Total liabilities	$603,000	$665,000

Shareholders' Equity:
Common stock: authorized 25,000,000 shares $1.00 par value; shares issued and outstanding: 11,649,360 shares as of September 30, 2016 11,649,360 shares as of December 31, 2015	$11,649,000	$11,649,000
Additional paid-in capital	5,090,000	5,090,000
Accumulated deficit	(13,471,000)	(11,330,000)
Unearned compensation	(32,000)	(51,000)
Total shareholders' equity	3.236,000	5,358,000
Total liabilities & shareholders' equity	$3,839,000	$6,023,000

AG&E HOLDINGS INC.

Condensed Consolidated Statements of Cash Flows (unaudited)

Three Months and Nine Months Ended September 30, 2016 and 2015

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2016	2015	2016	2015
Cash flows from operating activities:
Net (oss	$(585,000)	$(334,000)	$(2,141,000)	$(64,000)
Net earnings from discontinued operations	0	0	0	88,000
Net loss from continuing operations	$(585,000)	$(334,000)	$(2,141,000)	$(152,000)
Adjustments to reconcile net ( loss) earnings to net cash used in operating activities:
Depreciation and amortization	6,000	7,000	17,000	33,000
Bad debt expense	0	(62,000)	1,000	(9,000)
Amortization of unearned compensation	6,000	5,000	19,000	31,000
Gain on sale of fixed assets	0	0	(33,000)	0
Decrease of long term receivable	0	0	0	96,000
Changes in current assets & liabilities
Accounts receivable	9,000	2,480,000	111,000	1,055,000
Inventory	4,000	(107,000)	106,000	3,332,000
Prepaid expenses & other	38,000	(61,000)	134,000	133,000
Accounts payable	29,000	(526,000)	(17,000)	(341,000)
Accrued expenses	(72,000)	(232,000)	(45,000)	(1,362,000)
Net cash (used in) provided by operating activities	$(565,000)	$1,170,000	$(1,848,000)	$2,816,000
Cash (used in) provided by investing activities:
Proceeds from sale of fixed assets	0	0	33,000	0
Proceeds from sale of discontinued operations	0	0	0	77,000
Additions to plant & equipment	0	(1,000)	0	(2,000)
Net cash (used in) provided by investing activities	$0	$(1,000)	$33,000	$76,000
Cash used in financing activities:
Cash Dividend paid	0	(5,251,000)	0	(5,251,000)
Net Cash used in financing activities	$0	$(5,251,000)	$0	$(5,251,000)
Net decrease in cash	(565,000)	(4,082,000)	(1,815,000)	(2,360,000)
Cash at beginning of period	3,144,000	8,581,000	4,394,000	6,859,000
Cash at end of period	$2,579,000	$4,499,000	$2,579,000	$4,499,000
Supplemental cash flow disclosure:
Interest paid	0	0	0	0
Taxes paid	0	0	0	4,000

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

2.     In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, which are necessary for a fair presentation of the financial position and results of operations for the periods presented. These condensed consolidated financial statements were prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all information or footnotes necessary for a complete presentation in conformity with accounting principles generally accepted in the United States. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2015. The results of operations for the three months and nine months ended September 30, 2016 are not necessarily indicative of the operating results for the full year.

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

The following amounts related to the discontinued operations were derived from historical financial information and have been segregated from continuing operations and reported as discontinued operations in the Condensed Consolidated Statement of Earnings:

	Three Months Ended September 30		Nine Months Ended September 30
	2016	2015	2016	2015
Net sales	$0	$0	$0	$0

Earnings from discontinued operations	$0	$0	$0	$88,000
Discontinued operations, net of income taxes	$0	$0	$0	$88,000

The earnings of $88,000 in the nine months ended September 30, 2015 is related to a reduction of the bad debt accruals of $60,000, a reduction in general accruals of $38,000 offset by an additional $10,000 of union pension settlement expense.

8.       The Company maintains a Stock Award Plan under which officers and key employees may acquire up to a maximum of 2,155,028 restricted common shares.

Restricted Shares

All restricted shares granted are governed by the Company’s Stock Award Plan, which was approved by shareholders in 2000 and amended in 2009. As of September 30, 2016, 36,000 restricted shares were outstanding on a stock dividend adjusted basis. Employees can earn the restricted shares in exchange for services to be provided to the Company over a three-year or five-year vesting period. Total unrecognized compensation cost related to unvested stock awards is approximately $32,000 and is expected to be recognized over a weighted average period of 1.25 years.

The following table summarizes information regarding restricted share activity for the nine months ending September 30, 2016:

	Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2015	56,283	$2.02
Granted	0	$0.00
Vested	(20,283)	$2.12
Forfeited	0	$0.00
Unvested, September 30, 2016	36,000	$2.00

9.     Our inventory detail as of September 30, 2016 and December 31, 2015 was as follows:

	September 30,	December 31,
(in $000's)	2016	2015
	(unaudited)
Inventory:
Raw materials	$478	$584
Total	$478	$584

10.     On October 30, 2014, the Company terminated its credit facility with Wells Fargo Bank, N.A. Therefore, as of September 30, 2016, the Company had no outstanding bank debt.

11.     An income tax valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company has net deferred tax assets of approximately $5.8 million at September 30, 2016, which are completely offset by a valuation allowance. As of September 30, 2016, the Company has net operating loss carry forwards for Federal income tax purposes of approximately $12,960,000, which are available to offset future Federal taxable income, if any, that begin to expire in 2021. The Company also has a net operating loss carry forward for Illinois state income tax purposes of approximately $12,432,000 as of September 30, 2016. The Company also has alternative minimum tax credit carry forwards of approximately $148,000, which are available to reduce future Federal regular income taxes, if any, over an indefinite period. No unrecognized tax benefits are set to expire in the next twelve months that may have an impact upon the Company’s effective tax rate.

The Company files tax returns in the U.S. federal jurisdiction and various state jurisdictions. The tax years 2013, 2014 and 2015 remain open to examinations. Our policy is to recognize interest and penalties related to uncertain tax positions in income tax expense. During the nine months ended September 30, 2016, the Company did not recognize expense for interest or penalties related to income tax, and do not have any amounts accrued at September 30, 2016, as the Company does not believe it has taken any uncertain income tax positions.

12.     The Company has evaluated subsequent events through the date the condensed consolidated financial statements were issued for the three months and nine months ended September 30, 2016.

Cautionary Note Regarding Forward Looking Statements

This report contains forward-looking statements – that is, statements related to future, not past, events. In this context, forward-looking statements often address our expected future business and financial performance and financial condition, and often contain words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “see,” or “will.” These forward- looking statements are not guarantees and are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. For us, particular uncertainties that could cause our actual results to be materially different than those expressed in our forward- looking statements include: changes in business conditions; changes in the marketplace; continued services of our executive management team; regulatory developments; acquisition matters; and statements of assumption underlying any of the foregoing, as well as other factors set forth under the caption “Risk Factors” in this report and other reports that we have filed with the Securities and Exchange Commission ("SEC") including our Annual Report on Form 10-K for the year ended December 31, 2016 filed with the SEC. All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the foregoing. We assume no duty to update or revise our forward-looking statements.

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

Recent Developments

As previously reported, the Company entered into an Agreement and Plan of Merger on April 12, 2016 to acquire Advanced Gaming Associates LLC (“AGA”) by virtue of a merger of AGA with and into AG&E (the “Merger”). The Merger Agreement is subject to the satisfaction or waiver of certain closing conditions. The Company shareholders approved the merger on September 14, 2016. The Company expects that the Merger will be completed within the next two months.

Three Months Ended September 30, 2016 & 2015

For the third quarter ended September 30, 2016, net sales from continuing operations decreased $0.89 million or 41% to $1.27 million compared to $2.16 million in the third quarter 2015. The decline is almost entirely attributable to lower sales in our parts distribution business in the third quarter 2016 compared to the third quarter 2015. The primary declines were in bill validators, LCDs and touch products.

Gross margin for the third quarter 2016 decreased $289,000 or 45% to $349,000 or 27.6% of sales compared to $638,000 or 29.6% of sales in the third quarter 2015. The primary margin decline was in printer parts.

Operating expenses decreased $39,000 to $934,000 in the third quarter 2016 compared to $973,000 in the third quarter 2015. The operating expense decrease was primarily due to lower employee costs and sales commissions for the video gaming terminal (VGT) business, mostly offset by higher corporate temporary staffing and higher transaction costs associated with the Merger.

Operating income (loss) was $(585,000) in the third quarter 2016 compared to $(335,000) in the third quarter 2015 resulting in a $250,000 operating earnings decrease.

Interest expense remained constant at $0 in the third quarter 2016 and 2015. Other income was $1,000 in the third quarter 2016 and $1,000 in the third quarter 2015.

Income tax expense was $1,000 in the third quarter 2016 and $0 in the third quarter 2015.

Income (loss) from continuing operations was $(585,000) in the third quarter 2016 compared to $(334,000) in the third quarter 2015. For the third quarter 2016 and 2015, basic and diluted earnings per share from continuing operations was $(0.05) in the third quarter 2016 and $(0.03) in the third quarter 2015.

The earnings from discontinued operations for the third quarter 2016 were $0 in both the third quarter 2016 and 2015.

Net income (loss) including discontinued operations was $(585,000) for the third quarter 2016 compared to $(334,000) for the third quarter 2015. For the third quarter 2016, basic and diluted loss per share including discontinued operations were $(0.05) compared to $(0.03) basic and diluted earnings per share in the third quarter 2015.

Nine Months Ended September 30, 2016 & 2015

For the first nine months ended September 30, 2016, net sales from continuing operations decreased $7.6 million or 62% to $4.6 million compared to $12.2 million in the first nine months 2015. The decline is primarily attributable to our exit from the VGT business in the state of Illinois at the end of the first half 2015. The parts distribution business sales decreased $1.2 million in the first nine months 2016 compared to the first nine months 2015.

Gross margin for the first nine months 2016 decreased $1.7 million or 58% to $1.26 million or 27.2% of sales compared to $2.96 million or 24.3% of sales in the first nine months 2015. Parts gross margin increased in the nine months compared to last year due to the parts distribution business having a higher margin than the VGT business.

Operating expenses increased $318,000 to $3,432,000 in the first nine months 2016 compared to $3,114,000 in the first nine months 2015. The operating expense increase was primarily due to transaction costs associated with the negotiation of the merger agreement and related documents with AGA, higher corporate personnel expense due to staff turnover, and higher facility expense due to exiting our McCook, Illinois facility at the end of the lease, partially offset by lower base business sales commissions, personnel and bad debt costs compared to the first nine months 2015.

Operating income (loss) was $(2,177,000) in the first nine months 2016 compared to $(151,000) in the first nine months 2015 resulting in a $2,026,000 operating earnings decrease.

Interest expense remained constant at $0 in the first nine months 2016 and 2015. Other income was $38,000 in the first nine months 2016 and $3,000 in the first nine months 2015. The increase is primarily attributable to the sale of fixed assets before exiting our McCook, Illinois facility during the second quarter 2016.

Income tax expense was $2,000 in the first nine months 2016 compared to $4,000 in the first nine months 2015.

Income (loss) from continuing operations was $(2,141,000) in the first nine months 2016 compared to $(152,000) in the first nine months 2015. For the first nine months 2016 and 2015, basic and diluted earnings per share from continuing operations was $(0.18) in the first nine months 2016 and $(0.01) in the first nine months 2015.

The earnings from discontinued operations for the first nine months 2016 was $0 compared to $88,000 in the first nine months 2015. The earnings of $88,000 in the first nine months ended September 30, 2015 is related to a reduction of the bad debt accrual of $60,000 and a reduction in general accruals of $38,000, partially offset by an additional $10,000 of union pension settlement expense.

Net income (loss) including discontinued operations was $(2,141,000) for the first nine months 2016 compared to $(64,000) for the first nine months 2015. For the first nine months 2016, basic and diluted loss per share including discontinued operations were $(0.18) compared to $(0.01) basic and diluted earnings per share in the first nine months 2015.

Liquidity & Capital Resources

Three Months Ended September 30, 2016

For continuing operations, accounts receivable decreased $10,000 to $611,000 in the third quarter 2016. Days’ sales in accounts receivable increased to 43 days at September 30, 2016 compared to 40 days at June 30, 2016 due to longer terms of one large customer.

Inventory decreased $4,000 to $478,000 in the third quarter 2016. Day's cost of sales in inventory increased to 52 days at September 30, 2016 compared to 50 days at June 30, 2016 due to maintaining slightly higher inventory levels on lower sales than the first and second quarter.

Accounts payable increased $29,000 to $440,000 in the third quarter 2016 compared to $411,000 at June 30, 2016. Days’ payables outstanding increased to 27 days at September 30, 2016 compared to 21 days at June 30, 2016.

Prepaid expenses decreased $38,000 in the third quarter 2016 primarily due to lower insurance payments. Accrued expenses decreased $72,000 in the third quarter 2016 primarily due to lower accrued legal fees and unearned revenue (collecting customer payments in advance of shipments).

Discontinued operating activities used $0 cash in the third quarter 2016.

The net of our third quarter 2016 loss, depreciation and amortization, and other non cash adjustments to earnings resulted in a $573,000 use of cash in operations. The net of earnings and non cash adjustments plus the working capital changes noted above resulted in $565,000 of cash being used by operations.

No cash was provided by or used in financing activities in the third quarter 2016.

Cash at the end of the third quarter 2016 was $2.58 million compared to $3.14 million at June 30, 2016.

Shareholders’ equity was $3.24 million at the end of the third quarter 2016 compared to $3.82 million at June 30, 2016 or a decrease of $0.58 million. This decrease was attributed to both corporate expense including transaction expenses related to our potential merger with AGA and lower parts distribution business earnings.

Nine Months Ended September 30, 2016

For continuing operations, accounts receivable decreased $112,000 to $611,000 in the first nine months 2016. Days’ sales in accounts receivable increased to 43 days at September 30, 2016 compared to 39 days at year end 2015 due to longer terms of one large customer.

Inventory decreased $106,000 to $478,000 in the first nine months 2016. Day's cost of sales in inventory decreased to 52 days at September 30, 2016 compared to 62 days at year end 2015 due to lower inventory levels despite lower sales levels.

Accounts payable decreased $17,000 to $440,000 in the first nine months 2016 compared to $457,000 at year end 2015. Days’ payables outstanding decreased to 27 days at September 30, 2016 compared to 29 days at year end 2015.

Prepaid expenses decreased $134,000 in the first nine months 2016, primarily due to lower prepaid insurance and licensing expense. Accrued expenses decreased $45,000 in the first nine months 2016, primarily due to lower accrued legal and payroll expense.

Discontinued operating activities used $0 cash in the first nine months 2016.

The net of our first nine months 2016 loss, depreciation and amortization, and other non cash adjustments to earnings resulted in a $2,137,000 use of cash in operations. The net of earnings and non cash adjustments plus the working capital changes noted above resulted in $1,848,000 of cash being used by operations.

Cash provided by investing activities were $33,000 and cash used in financing activities were $0 in the first nine months 2016.

Cash at the end of the first nine months 2016 was $2.58 million compared to $4.39 million at December 31, 2015.

Shareholders’ equity was $3.24 million in the first nine months 2016 compared to $5.36 million at year end 2015, or a decrease of $2.12 million. This decrease was attributed primarily to corporate expense including transaction expenses incurred related to our strategic alternatives review process and a small loss on the base distribution business.

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

Our Disclosure Committee, which is comprised of the Company’s Chief Executive Officer and other management staff meets on a quarterly basis and has overview responsibility for these controls and procedures. The Disclosure Committee conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2016.

Based on the evaluation, the Disclosure Committee concluded that as of September 30, 2016, the Company’s disclosure controls were not effective due to the material weakness described in the “Management’s Annual Report on Internal Control over Financial Reporting” section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. The controls in question and possible remediation alternatives remain under review by the Company.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal controls and procedures during our most recent fiscal quarter that has materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1A. Risk Factors

There have been no material changes to the description of the risk factors associated with the Company's business previously disclosed in Part I, Item 1 "Risk Factors" in the Company's Annual Report on Form 10-K for the year ended December 31, 2015 and Quarterly Report on Form 10-Q for the quarters ended March 31, and June 30, 2016. In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in the Company's Annual Report on Form 10-K and Quarterly Reports on Form 10-Q as they could materially affect our business, financial condition and future results. The risks described in the Company's Annual Report on Form 10-K, and prior Quarterly Reports on Form 10-Q are not the only risks facing the Company. Additional risks and uncertainties not currently known, or that are currently deemed to be immaterial, also may materially and adversely affect the Company's business, financial condition or operating results.

Item 6. Exhibits

No.		Description

Exhibit 2.1

Amendment No. 1 to Agreement and Plan of Merger, dated as of July 20, 2016, by and among AG&E Holdings Inc., American Gaming and Electronics, Inc., Advanced Gaming Associates LLC and Anthony Tomasello, in his capacity as the sole member and representative of Advanced Gaming Associates LLC (incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K, filed with the SEC on July 22, 2016)

Exhibit 3.1		Second Amendment to Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K, filed with the SEC on July 22, 2016)

Exhibit 31.1	-	Certification of Chief Executive Officer and Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	-	Statement of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101.INS	-	XBRL Instance Document

Exhibit 101.SCH	-	XBRL Taxonomy Extension Schema

Exhibit 101.CAL	-	XBRL Taxonomy Extension Calculation

Exhibit 101.DEF	-	XBRL Taxonomy Extension Definition

Exhibit 101.LAB	-	XBRL Taxonomy Extension Labels

Exhibit 101.PRE		XBRL Taxonomy Extension Presentation

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AG&E HOLDINGS INC.

November 14, 2016	By:
Anthony S. Spier
Chairman, President and Chief Executive Officer (Principle Executive and Financial Officer)