Form 10-K
period 2016-12-31
AG&E HOLDINGS INC.
filed 2017-03-30
CIK 105608

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

Commission File Number 001-8250

AG&E HOLDINGS INC.

(Exact name of registrant as specified in its charter)

ILLINOIS (State or other jurisdiction of incorporation or organization)	36-1944630 (IRS Employer Identification Number)

223 Pratt Street, Hammonton, New Jersey 08037

(Address of principal executive offices)

Registrant’s telephone number, including area code: (609) 704-3000

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $1.00 par value	None
Title of each class	Name of each exchange on which registered

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the registrant’s voting stock held by non-affiliates of the registrant (assuming for the purposes hereof, that directors, executive officers and 10% or greater stockholders of the registrant are affiliates of the registrant), based upon the closing sale price of the registrant’s Common Stock on March 28, 2017 was approximately $3,730,000.

The number of shares of the registrant’s Common Stock outstanding as of March 28, 2017, was approximately 16,953,000.

Consent of Plante & Moran PLLC
Certification of Principal Executive and Financial Officer Pursuant to Section 302
Certification of Principal Executive and Financial Officer Pursuant to Section 302
Statement of Principal Executive and Financial Officer Pursuant to Section 906

PART I

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This document contains “forward-looking statements” – that is, statements related to future, not past, events. In this context, forward- looking statements often address our expected future business and financial performance and financial condition, and often contain words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “see,” or “will.” Forward-looking statements by their nature address matters that are, to different degrees, uncertain. For us, particular uncertainties that could cause our actual results to be materially different than those expressed in our forward-looking statements include, but are not limited to: changes in business conditions or the gaming equipment marketplace, continued services of our executive management team, competitive pricing pressures, regulatory changes, and numerous other matters of national, regional and global scale, including those of a political, economic, business and competitive nature. These uncertainties may cause our actual future results to be materially different than those expressed in our forward-looking statements. These uncertainties are described in more detail in Part I, Item 1A. “Risk Factors” of this Annual Report on Form 10-K. All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the foregoing. We do not undertake to update our forward-looking statements.

Item 1. BUSINESS

OVERVIEW

AG&E Holdings Inc., through its wholly owned subsidiary American Gaming & Electronics, Inc. (“AG&E”) distributes parts and repairs and services gaming equipment and provides replacement monitors to casinos throughout the United States with offices in Las Vegas, Nevada, Hialeah, Florida and Hammonton, New Jersey. As used in this Annual Report on Form 10-K, the terms “we,” “us,” “our” and “the Company” mean AG&E Holdings Inc., an Illinois corporation, and its subsidiaries, unless the context indicates a different meaning, and the term “common stock” means our common stock, $1.00 par value per share.

Originally founded in 1925 as an Illinois corporation, the Company previously was a global distributor and manufacturer of liquid crystal display (LCD) video monitors and other related parts for a variety of markets including, but not limited to, gaming machine manufacturers, coin-operated video game manufacturers and other display integrators. On September 12, 2014, the Company sold its LCD monitor business operations, and on October 30, 2014, changed its name to AG&E Holdings Inc. On June 15, 2015, the Company’s distribution agreement for video gaming terminals, or VGTs, in Illinois with GTech expired and as a result, the Company wound down this business.

On November 30, 2016, the Company acquired Advanced Gaming Associates LLC (“AGA”). On the closing date, AGA was merged with and into AG&E. The separate legal existence of AGA ceased with AG&E continuing as the surviving entity and remaining a wholly-owned subsidiary of the Company.

PRODUCTS AND SERVICES

The Company’s primary business is the distribution and service of gaming equipment and supplies, which consist of LCD displays, gaming supplies and components, to various casinos across the country.

MARKETING AND SALES

The Company sells products primarily in the United States. The Company maintains its own internal sales staff for a majority of its sales for products and for repair and service of its products.

The Company’s business is generally not seasonal, but sales generally are a little higher during the first half of the year and a little lower the second half of the year.

The Company’s largest customer in the continuing operations accounted for 14% of total revenues in 2016 and 32% of total accounts receivable as of December 31, 2016. No other customer accounted for more than 10% of sales in 2016. The Company did not have any customers that accounted for more than 10% of sales in 2015.

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

RESEARCH AND DEVELOPMENT

During the past two years, we have not spent any material amount on research and development activities.

EMPLOYEES

As of December 31, 2016, the Company employed a total of approximately 72 full time employees at all of its locations. The Company believes its relationship with its employees is satisfactory.

Item 1A. RISK FACTORS

Risks related to our Operations

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

Our customers’ business (and their customers’ business) might decline more than we or our customers are forecasting making it difficult for us to reduce our expenses as fast as our sales decline. We could experience periods where the sales decline occurs so rapidly that we are unprofitable for a period of time

We are substantially dependent on key personnel.

For the foreseeable future, our success will depend largely on the continued services of our President and Interim Chief Executive Officer, Anthony Tomasello, as well as certain of the other key executives because of their collective industry knowledge, marketing skills and relationships with suppliers and customers. Should any of these individuals leave us, we could have difficulty replacing them with qualified individuals and it could have a material adverse effect on our future results of operations.

Our results of operations could vary as a result of the methods, estimates, and judgments that we use in applying our accounting policies.

The methods, estimates, and judgments that we use in applying our accounting policies have a significant impact on our results of operations (see “Critical Accounting Policies” in Part II, Item 7 of this report). Such methods, estimates, and judgments are, by their nature, subject to substantial risks, uncertainties, and assumptions, and factors may arise over time that lead us to change our methods, estimates, and judgments. Changes in those methods, estimates, and judgments could significantly affect our results of operations.

Risks Related to our Common Stock

The market price for our shares is susceptible to significant changes in market price.

Historically, the volume of trading of our shares has been relatively low. As a result, larger than average buy or sell orders on a given day, or news about us or the gaming industry, has had and may in the future have a significant impact on the trading price for our shares.

Our common stock is considered a “penny stock” and is subject to the penny stock rules.

Our common stock currently trades over-the-counter on the OTCQB. Since our common stock continues to trade below $5.00 per share, our common stock is considered a “penny stock” and is subject to the Securities and Exchange Commission rules and regulations which impose limitations upon the manner in which our shares can be publicly traded. These regulations require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the associated risks. Under these regulations, certain brokers who recommend such securities to persons other than established customers or certain accredited investors must make a special written suitability determination regarding such a purchaser and receive such purchaser’s written agreement to a transaction prior to sale. These regulations may have the effect of limiting the trading activity of our common stock and reducing the liquidity of an investment in our common stock.

We do not anticipate paying dividends in the foreseeable future.

Any payment of cash dividends in the future will depend upon our earnings (if any), financial condition and capital requirements. We do not anticipate paying dividends in the foreseeable future. Accordingly, any potential investor who anticipates the need for current dividends from its investment should not purchase any of our securities.

Item 1B. UNRESOLVED STAFF COMMENTS

None.

Item 2. PROPERTIES

The Company leases its headquarters which are located at 223 Pratt Street, Hammonton, NJ 08037. The Company’s leased Hammonton facility has approximately 15,000 square feet of floor space. The Company also has other leased facilities to support its operations in Illinois, Nevada and Florida.

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

Item 4. MINE SAFTETY DISCLOSURES

Not Applicable.

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES,

COMMON SHARE MARKET PRICE

The Company's common stock is traded on the OTCQB Marketplace under the symbol “AGNU”. The following table sets forth the range of high and low bid prices per share of our common stock for each of the calendar quarters identified below as reported by the OTCQB Marketplace. These quotations represent inter-dealer prices, without retail mark-up, markdown or commission, and may not represent actual transactions.

	2016 Prices		2015 Prices
	High	Low	High	Low
Quarter ended:
March 31	$0.49	$0.30	$0.95	$0.65
June 30	$0.45	$0.24	$0.95	$0.70
September 30	$0.38	$0.24	$1.00	$0.42
December 31	$0.33	$0.16	$0.62	$0.41

On December 31, 2016, there were approximately 460 holders of record of the common shares of the Company.

On September 15, 2015, the Company paid a $0.45 cash distribution to shareholders which was determined to be a return of capital. The Company paid no other distributions to shareholders during the two most recent fiscal years and we do not intend to declare any dividends on its common stock in the foreseeable future.

During the fiscal year covered by this Annual Report on Form 10-K, we have not repurchased any shares of our common stock or sold any unregistered securities, except that in connection with our acquisition of AGA on November 30, 2016, we issued to Anthony Tomasello, our current President and the former Chief Executive Officer of AGA, 5,303,816 shares of our common stock.

Item 6. SELECTED FINANCIAL DATA

Not applicable.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Year Ended December 31, 2016 Compared to Year Ended December 31, 2015

Net sales from continuing operations decreased $7.7 million, or 55%, to $6.2 million in 2016 compared to $13.9 million in 2015. Parts and service sales decreased approximately 18% while VGT sales accounted for a decrease in sales of $6.3 million compared to prior year due to the expiration in 2015 of our distribution agreement with GTech for the Illinois VGT market.

Gross margin for 2016 decreased $1.6 million to $1.9 million, or 30.0% of sales, compared to $3.4 million, or 24.6% of sales, in 2015. The decrease is primarily attributable to the discontinuation of VGT sales and decreased volume. Although gross margin has decreased, our gross margin percentage has increased since parts and service sales have a higher gross margin percentage than VGT sales.

Operating expenses increased $637,000 to $4.6 million in 2016 compared to $4.0 million in 2015. The increase is primarily due to costs related to the merger with AGA in 2016 and costs associated with the exit from our former headquarters in McCook, Illinois, partially offset by various administrative savings. We continue to place emphasis on operating expense control.

Operating loss from continuing operations was $2.8 million in 2016 compared to an operating loss of $582,000 in 2015. The decrease is primarily attributable to reduced sales as well as transaction costs related to the merger with AGA.

Interest expense was $4,000 in 2016 compared to zero in 2015 due to interest from the promissory note that was issued to Anthony Tomasello, our President and the former Chief Executive Officer of AGA, upon closing of the merger with AGA Other income & expense was a $39,000 credit in 2016 compared to an $3,000 credit in 2015. This increase is due to the sale of fixed assets.

Income tax benefit was $8,000 in 2016 compared to an expense of $8,000 in 2015. The Company has available a net operating loss carry forward of approximately $9.1 million as of December 31, 2016.

Net loss from continuing operations was $2.7 million in 2016 compared to a net loss of $0.5 million in 2015. For 2016 basic and diluted loss per share was $0.23 compared to basic and diluted loss per share of $0.05 in 2015.

The gain from discontinued operations for 2016 was zero compared to $0.1 million in 2015.

Net loss including discontinued operations was $2.7 million in 2016 compared to net loss of $499,000 in 2015. For 2016 basic and diluted loss per share was $0.23 compared to basic and diluted loss per share of $0.04 in 2015.

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

Liquidity & Capital Resources

For continuing operations, accounts receivable increased by $280,000 to $1.0 million in 2016 compared to $0.7 million in 2015. Days sales in accounts receivable decreased to 36 days at year end 2016 compared to 39 days at year end 2015.

Inventory increased by $333,000 to $917,000 in 2016 compared to $584,000 in 2015. Days cost of sales in inventory decreased to 61 days at year end 2016 compared to 62 days cost of sales at year end 2015.

Accounts payable increased to $476,000 in 2016 compared to $457,000 in 2015. Days payables outstanding increased to 39 days at year end 2016 compared to 29 days at year end 2015.

Prepaid expenses increased $45,000 and accrued expenses increased $220,000, primarily due to costs related to the merger transaction.

The net of our 2016 loss, depreciation and amortization, and other non cash adjustments to earnings resulted in a $2.7 million use of cash in operations. The net of earnings and non cash adjustments plus the working capital changes noted above resulted in $2.6 million of cash being used by operations.

Cash provided by the sales of discontinued operations was zero in 2016 compared and 2015. Cash used in the acquisition of AGA was $512,000 in 2016. Capital expenditures were minimal in 2016 and 2015. This resulted in a use of cash by investing activities of $479,000 in 2016 and a provision of cash of $75,000 in 2015.

The Company paid a cash dividend of $5.3 million in 2015 and zero in 2016. This resulted in $5.3 million of net cash used by financing activities in 2015.

Cash at the beginning of the year was $4.4 million and at the end of the year was $1.3 million.

Shareholders’ equity decreased $1.8 million to $3.6 million in 2016 from $5.4 million in 2015. This decrease is attributable to the Company’s net loss in 2016 partially offset by the common stock issued in connection with the acquisition of AGA.

The Company believes it has no unique or unusual practices or policies relating to working capital items and believes its practices are consistent with other comparable companies in its served markets. The Company currently believes that its financial requirements during the foreseeable future can be met with funds on hand and generated from operating activities.

Off Balance Sheet Arrangements

As of December 31, 2016, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The 2016 annual financial statements together with the notes thereto follow:

-	Independent Auditors’ Reports
-	Consolidated Balance Sheets as of December 31, 2016 and 2015
-	Consolidated Statements of Operations for years ended December 31, 2016 and 2015
-	Consolidated Statements of Shareholders’ Equity for years ended December 31, 2016 and 2015
-	Consolidated Statements of Cash Flows for years ended December 31, 2016 and 2015
-	Notes to the Consolidated Financial Statements

Quarterly financial data for the four quarters ended December 31, 2016 and 2015 are set forth in Note 12 of Notes to the Consolidated Financial Statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Shareholders of

AG&E Holdings Inc.

McCook, Illinois

We have audited the accompanying consolidated balance sheets of AG&E Holdings Inc. as of December 31, 2016 and 2015, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the two-year period ended December 31, 2016. The Company's management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2016 and 2015, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

/s/ Plante & Moran, PLLC

Chicago, Illinois

March 30, 2017

CONSOLIDATED BALANCE SHEETS

As of December 31,

(in $000’s except for share information)

	2016	2015
ASSETS
Current Assets:
Cash	$1,292	$4,394
Accounts receivable, net of allowances of $10 in 2016 and $4 in 2015	997	723
Inventory	917	584
Prepaid expenses & other assets	335	290
Total current assets	$3,541	$5,991

Property, Plant & Equipment (at cost):
Leasehold improvements	16	550
Machinery, equipment & software	2,255	2,728
less: Accumulated depreciation & amortization	(2,212)	(3,246)
Property, plant & equipment, net	$59	32

Other Assets:
Intangible Assets, net	1,612	0
Goodwill	1,152	0
Total other assets	$2,764	$0
Total Assets	$6,364	$6,023

LIABILITIES & SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable	476	457
Note payable	263	0
Related party payable	219	0
Accrued expenses	209	208
Total current liabilities	$1,167	$665

Long term Liabilities:
Contingent Liability	880	0
Note payable	737	0
Total Liabilities	1,617	665

Shareholders' Equity:
Common shares:
$1 par value; 25,000,000 shares authorized; 16,953,176 shares issued and outstanding at December 31, 2016 11,649,360 shares issued and outstanding at December 31, 2015	16,953	11,649
Capital in excess of par value	688	5,090
Accumulated deficit	(14,061)	(11,330)
Unearned compensation	0	(51)
Total Shareholders' Equity	$3,580	$5,358
Total Liabilities & Shareholders’ Equity	$6,364	$6,023

See accompanying notes to the consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended December 31,

(in $000’s except for share & per share data)

	2016	2015
Net sales	$6,189	$13,880
Cost of sales	4,335	10,471
Gross margin	1,854	3,409
Engineering, selling & administrative	3,720	3,991
Transaction related costs	890	0
Intangible amortization	18	0
Operating loss	(2,774)	(582)
Other expense (income):
Interest	4	0
Other income	(39)	(3)
Loss before income tax	(2,739)	(579)
Income tax (benefit) expense	(8)	8
Net loss from continuing operations	$(2,731)	$(587)
Discontinued operations:
Earnings (loss) from discontinued operations	0	88
Discontinued operations, net of income taxes	0	88
Net loss	$(2,731)	$(499)

Basic and Diluted net loss per common share
Continuing operations	$(0.23)	$(0.05)
Discontinued operations	$0.00	$0.01
Net loss per share	$(0.23)	$(0.04)

Basic common weighted shares outstanding	12,113,082	11,675,674
Diluted common weighted shares outstanding	12,113,082	11,675,674

See accompanying notes to the consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in $000’s)

	Common shares	Capital in Excess Of Par Value	Accumulated Deficit	Unearned Compensation	Total Shareholders' Equity
December 31, 2014	$11,679	$5,119	$(5,581)	$(133)	$11,084

Net loss			(499)		(499)
Forfeiture of stock awards (net)	(30)	(29)		34	(25)
Distribution			(5,250)		(5,250)
Amortization of unearned compensation				47	48
December 31, 2015	$11,649	$5,090	$(11,330)	$(52)	$5,358

Net loss			(2,731)		(2,731)
Issuance of stock per merger agreement	5,304	(4,402)			902
Amortization of unearned compensation				52	52
December 31, 2016	$16,953	$688	$(14,061)	$0	$3,580

See accompanying notes to the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31,

(in $000’s)

	2016	2015
Cash flows from operating activities:
Net loss	$(2,731)	$(499)
Net earnings (loss) from discontinued operations	0	88
Net loss from continuing operations	$(2,731)	$(587)

Adjustments to reconcile net loss to net cash (used by) provided by operating activities:
Depreciation and amortization	42	39
Bad debt expense (recoveries)	6	(10)
Amortization of unearned compensation	51	24
(Gain) Loss on sale of fixed assets	(33)	0
Decrease in long term receivable	0	96
Changes in current assets & liabilities:
Accounts receivable, net	(280)	1,306
Inventory	128	3,495
Prepaid expenses & other	(45)	142
Accounts payable, net	19	(315)
Accrued expenses	220	(1,479)
Discontinued operations:
Net cash provided by discontinued operating activities	0	0
Net cash (used by) provided by operating activities	$(2,623)	$2,711

Cash flows (used in) provided by investing activities:
Proceeds from sales of fixed assets	33	0
Proceeds from sale of discontinued operations	0	77
Cash used in acquisition	(512)	0
Additions to plant & equipment, net	0	(2)
Net cash (used in) provided by investing activities	$(479)	$75

Cash flows from financing activities:
Cash dividend paid	0	(5,251)
Net cash used in financing activities	0	$(5,251)

Net (decrease) increase in cash	(3,102)	(2,465)
Cash at beginning of year	4,394	6,859
Cash at end of year	$1,292	$4,394

Supplemental cash flows disclosure:
Income taxes paid	$0	$4

See accompanying notes to the consolidated financial statements.

NOTES TO THE FINANCIAL STATEMENTS

Note 1. DESCRIPTION OF THE BUSINESS

AG&E Holdings Inc. (the “Company”) through its wholly owned subsidiary American Gaming and Electronics, Inc. (“AG&E”) distributes parts and repairs and services gaming equipment and provides replacement monitors to casinos throughout the United States with offices in Hammonton, New Jersey, Las Vegas, Nevada and Hialeah, Florida.

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

Intangibles

The fair value of intangible assets with determinable useful lives is amortized on a straight-line basis over the estimated life. Customer relationships are amortized over a 10 year life, while gaming licenses are amortized over a 2 year life.

Goodwill

The Company accounted for its goodwill resulting from its purchase of Advanced Gaming Associates, LLC in conformity with GAAP USA. GAAP USA requires that goodwill not be amortized, but instead be tested for impairment at least annually, which the Company will perform annually in the fourth quarter or more often if circumstances warrant.

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

Stock Based Compensation

At December 31, 2016, the Company has one stock-based compensation plan, which is described more fully in Note 7. The Company accounts for this plan under the recognition and measurement principles of GAAP USA.

Subsequent Events

The Company evaluated subsequent events through the date the financial statements were issued.

Recently Issued Accounting Pronouncements

On February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), aimed at making leasing activities more transparent and comparable. The new standard requires substantially all leases be recognized by lessees on their balance sheet as a right-of-use asset and corresponding lease liability, including today’s operating leases. For public business entities, the standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. For all other entities, the standard is effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early application is permitted for all entities. We have evaluated ASU 2016-02 and do not expect a material impact on our consolidated financial statements and related disclosures.

In May 2014, August 2015 and May 2016, the FASB issued ASU 2014-09 Revenue from Contracts with Customers , ASU 2015-14 Revenue from Contracts with Customers, Deferral of the Effective Date , and ASU 2016-12 Revenue from Contracts with Customers, Narrow-Scope Improvements and Practical Expedients , respectively, which implement ASC Topic 606. ASC Topic 606 outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance under U.S. GAAP, including industry-specific guidance. It also requires entities to disclose both quantitative and qualitative information that enable financial statements users to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The amendments in these ASUs are effective for annual periods beginning after December 15, 2017, and interim periods therein. Early adoption is permitted for annual periods beginning after December 15, 2016. These ASUs may be applied retrospectively with a cumulative adjustment to retained earnings in the year of adoption. We have evaluated this guidance and do not expect a material impact on our core business. We are currently evaluating the impact of implementing this guidance as it relates to our recent business combination.

Note 3. BUSINESS COMBINATIONS

On November 30, 2016, the Company completed the acquisition and merger of Advanced Gaming Associates LLC (“AGA”) with and into American Gaming & Electronics Inc (“AG&E). In connection with this merger, the Company issued to Anthony Tomasello 5,303,816 shares of its common stock. The Company may issue to Mr. Tomasello up to 4.2 million additional shares of common stock in the future depending on the Company’s performance and the achievement of certain revenue thresholds.

Upon the closing of the merger, the Company issued to Anthony Tomasello a promissory note in the initial principal amount of $1.0 million (the “Company Note”). The Company Note accrues interest at a rate of 5% per annum and matures on November 30, 2019. In addition, if certain service revenue targets are satisfied during either of two 12-month periods immediately following the Closing, additional Company Notes will be issued for an additional $1.0 million at the end of each 12-month period, up to an aggregate additional amount of $2.0 million.

The following table summarizes the fair value of total consideration transferred to AGA’s equity holder at the closing date:

$ Amount (000’s)
Cash	$512
Stock (5,303,816 shares @ fair value price of $0.17 per share)	902
Promissory Note	1,000
Contingent Consideration (earnout)	880
Total Consideration	$3,294

The fair value of the contingent consideration was estimated using a real options approach, where the company’s revenue and stock price are simulated in the risk-neutral world using Geometric Brownian Motion, a widely accepted model of price behavior that is used in option pricing models such as the Black-Scholes option pricing model. The value of the earnout was derived primarily from the provisions requiring future adjustment to the Company Note. Accordingly, the fair value of the contingent consideration is being reported as a liability.

The following table summarizes the allocation of the purchase price at fair value as of the acquisition date:

$ Amount (000s)
Inventory	$461
Equipment	51
Intangible Asset – Customer Relationships (a)	1,500
Intangible Asset – Gaming Licenses (b)	130
Goodwill	1,152
Total Purchase Price	$3,294

(a)

The fair value of the intangible asset – customer relationships was estimated using a variation of the Income Approach called the Multi-Period Excess Earnings Method. In employing the Excess Earnings Method, the projected cash flows of the subject asset are computed indirectly.  In other words, deductions are made from the overall business’ cash flows to recognize returns on contributory assets, leaving the excess, or residual net cash flow, as an indicator of the subject asset’s Fair Value.

(b)

The fair value of the intangible asset – gaming licenses was estimated using the Cost Approach. The Cost Approach is a valuation technique that uses the concept of replacement cost as an indicator of Fair Value.

Note 4. DISCONTINUED OPERATIONS

On September 12, 2014, the Company sold its LCD monitor business operations to HT Precision Technologies U.S., Inc a wholly owned subsidiary of HT Precision Technologies, Inc. of Taiwan for approximately $7.2 million in cash. Due to the divestiture of the LCD business, reporting of this business has been included in discontinued operations for all periods presented.

The following amounts related to the discontinued operations were derived from historical financial information and have been segregated from continuing operations and reported as discontinued operations in the Condensed Consolidated Statement of Earnings:

Years Ended December 31,

(in $000’s )

2015
Net sales	$0

Earnings (loss) from discontinued operations (1)	88
Loss on sale of assets	0
Discontinued operations, net of $0 income taxes	88
(1)	Including transaction costs

Note 5. INVENTORY

Net inventory, which includes a valuation reserve of $99 and $66 in 2016 and 2015, respectively, consisted of the following components:

	December 31,
	2016	2015
Finished Goods	$917	$584
Total	$917	$584

Note 6. DEBT

On November 30, 2016, the Company issued a promissory note to Anthony Tomasello as part of the merger transaction with AGA. The note had a principal amount of $1.0 million and an interest rate of 5% per annum. The note matures on November 30, 2019. The note will be paid in thirty-six equal payments of $29,971 on the first of each month.

Note 7. STOCK PLANS

The Company maintains a Stock Award Plan under which officers and key employees may acquire up to a maximum of 2,155,028 common shares.

Restricted Shares

All shares granted are governed by the Company’s Stock Award Plan, which was approved by shareholders in 2000 and amended in 2009. The employees can earn the restricted shares in exchange for services to be provided to the Company over a three year or five-year vesting period. The fair value of restricted shares is based on the market price on the grant date. In 2016 and 2015, the Company did not grant any restricted shares. The compensation cost related to the stock awards is expensed on a straight-line basis over the vesting period. The Company recorded $52,000 and $47,000 in related net compensation expense for the years ended December 31, 2016 and 2015, respectively. As of December 31, 2016, there were no restricted shares outstanding and no unrecognized compensation cost related to unvested stock awards.

The following table summarizes information regarding restricted share activity for the twelve months ending December 31, 2016:

		Weighted average
		Grant Date
	Shares	Fair Value
Unvested at December 31, 2015	56,283	$2.02
Granted	0	$0.00
Vested	(56,283)	$2.02
Forfeited	0	$0.00
Unvested, December 31, 2016	0	$0.00

Note 8. INTANGIBLE ASSETS, NET

Identifiable intangible assets were comprised of:

$000’s	2016		2015
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer Relationships	$1,500	$13	$0	$0
Gaming Licenses	130	5	0	0
Total	$1,630	$18	$0	$0

Total amortization of intangible assets was $18,000 and $0 in 2016 and 2015, respectively.

Estimated amortization expense over the next five years is:

(in $000’s)	2017	2018	2019	2020	2021	Thereafter
Estimated intangible amortization expense	$215	$210	$150	$150	$150	$755

Note 9. ACCRUED EXPENSES

Accrued expenses consisted of the following items:

	December 31,
(in $000's)	2016	2015
Payroll & related costs	$83	$25
Legal Fees	$61	$53
Sales commissions	$9	$36
Rent	$0	$68
Other accrued expenses	$56	$26
Total	$209	$208

Note 10. SIGNIFICANT CUSTOMERS AND SUPPLIERS – Continuing Operations

The Company’s largest customer in the continuing operations accounted for 14% of total revenues in 2016 and 32% of total accounts receivable as of December 31, 2016. No other customer accounted for more than 10% of sales in 2016. The Company did not have any customers that accounted for more than 10% of sales in 2015.

Note 11. INCOME TAXES

The effective income tax rates differed from the expected Federal income tax rate (34%) for the following reasons:

(in $000's)	2016	2015
Computed expected tax (benefit) expense	$(931)	$(167)
State income tax expense, net of Federal tax effect	$(129)	$(23)
Other, net (primarily change in prior estimates)	$739	$(165)
Change in valuation allowance (regarding current year activity)	$313	$363
Income Tax (Benefit) Expense	$(8)	$8

Deferred income taxes reflect the impact of temporary differences between the amounts of assets and liabilities for financial reporting purposes and as measured by income tax regulations. Temporary differences which gave rise to deferred tax assets and deferred tax liabilities consisted of:

	December 31:
(in $000's)	2016	2015
Deferred tax assets:
Allowance for doubtful accounts	$4	$2
Inventory reserve	$40	$27
Capitalized transaction costs	$356	$0
Property, plant, equipment and software, principally depreciation	$(5)	$109
Net operating loss carry forwards	$4,833	$4,758
Alternative minimum tax credit carry forwards	$148	$148
Other	$2	$22
Total gross deferred tax assets	$5,378	$5,066
Less valuation allowance	$(5,378)	$(5,066)
Total net deferred tax assets	$0	$0

An income tax valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company has historically provided a partial valuation allowance on its net deferred tax benefits. As a result of recurring losses in recent years, the Company has reported a full valuation allowance. As of December 31, 2016, the Company has net operating loss carry forwards for Federal income tax purposes of approximately $10,817,000, which are available to offset future Federal taxable income, if any, that begin to expire in 2021. The Company also has a net operating loss carry forward for Illinois state income tax purposes of approximately $12,164,000 as of December 31, 2016. The Company also has alternative minimum tax credit carry forwards of approximately $148,000, which are available to reduce future Federal regular income taxes, if any, over an indefinite period. No unrecognized tax benefits are set to expire in the next twelve months that may have an impact upon the Company’s effective tax rate.

The Company files tax returns in the U.S. federal jurisdiction and various state jurisdictions. The tax years 2013, 2014, 2015 and 2016 remain open to examinations. Our policy is to recognize interest and penalties related to uncertain tax positions in income tax expense. During the twelve months ended December 31, 2016, the Company did not recognize expense for interest or penalties related to income tax, and does not have any amounts accrued at December 31, 2016, as the Company does not believe it has taken any uncertain tax positions.

Note 12. RELATED PARTY

The Company engaged a law firm to provide legal services to the Company which employed as a partner a family member of the Company’s former President and Chief Executive Officer. Total fees paid to this firm were approximately $10,000 and $46,000 in 2016 and 2015, respectively. The amount due to the firm included in accounts payable was $0 as of December 31, 2016 and 2015, respectively.

The Company leases the Hammonton facility from a company which is owned by the Company’s Chief Executive Officer. The Hammonton facility lease is currently a month-to-month lease. Total rent paid to this company was approximately $8,000 in 2016. The amount due to this company included in accounts payable was $0 as of December 31, 2016 and 2015, respectively.

Note 13. LEASE COMMITMENTS

The Company leases certain buildings, data processing and other equipment under operating lease agreements expiring through the year 2022. Subsequent to year end, the Company entered into a new lease for office space in Illinois requiring lease payments of approximately $60,000 per year for 5 years. The future minimum lease payments required under operating leases are as follows:

Years ending
December 31	(in $000's)
2017	$127
2018	$68
2019	$64
2020	$66
2021	$67
Thereafter	$28
$420

Rent expense related to operating leases was approximately $377,000 and $763,000 during the years ended December 31, 2016 and 2015, respectively.

Note 14. UNAUDITED QUARTERLY FINANCIAL DATA

Selected quarterly data for 2016 and 2015 are as follows:

	2016
(in $000's except per share data)	First	Second	Third	Fourth
Net sales	$1,948	$1,402	$1,267	$1,571
Gross margin	$471	$434	$349	$600
Net loss from continuing operations	$(719)	$(837)	$(585)	$(590)
Net loss	$(719)	$(837)	$(585)	$(590)

Basic and diluted net loss per share:
Continuing operations	$(0.06)	$(0.07)	$(0.05)	$(0.04)
Discontinued operations	$0.00	$0.00	$0.00	$0.00
Net loss per share	$(0.06)	$(0.07)	$(0.05)	$(0.04)

	2015
(in $000's except per share data)	First	Second	Third	Fourth
Net sales	$4,605	$5,443	$2,155	$1,677
Gross margin	$1,021	$1,305	$638	$446
Net (loss) from continuing operations	$6	$177	$(334)	$(435)
(Loss) earnings from discontinued operations	$73	$14	$0	$0
Net (loss) earnings	$79	$191	$(334)	$(435)

Basic and diluted net earnings (loss) per share:
Continuing operations	$0.00	$0.02	$(0.03)	$(0.04)
Discontinued operations	$0.01	$0.00	$0.00	$0.00
Net earnings (loss) per share	$0.01	$0.02	$(0.03)	$(0.04)

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

Our Disclosure Committee, which is made up of the Company’s Chief Executive Officer and other management staff meets on a quarterly basis and has overview responsibility for these controls and procedures. The Disclosure Committee conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2016.

Based on the evaluation, the Disclosure Committee concluded that as of December 31, 2016, the Company’s disclosure controls are not effective due to the material weaknesses described in “Management’s Annual Report on Internal Control over Financial Reporting”.

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

The Company's President, Chief Financial Officer and other members of the Disclosure Committee conducted an assessment of the effectiveness of the Company's internal control over financial reporting. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework.

Based on such assessment, the Company's Disclosure Committee has concluded that, as of December 31, 2016, the Company’s internal control over financial reporting was not effective due to a material weakness in our internal control over financial reporting as of December 31, 2016, with respect to segregation of duties and related information technology controls regarding user access and change management activities. Specifically, the controls were not designed to provide reasonable assurance that incompatible access within the system, including the ability to record financial and accounting transactions, was appropriately segregated. The lack of segregation also extends to controls over wire transfers. The controls in question and possible remediation alternatives are currently being reviewed by the Company.

Except for our review of controls and remediation alternatives described above, there have been no changes in the Company’s internal controls and procedures during the fiscal quarter ended December 31, 2016, that has materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. OTHER INFORMATION

None

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated by reference under the captions “Election of Directors”, “Executive Officers”, “Section 16(a) Beneficial Ownership Reporting Compliance”, and “Corporate Governance” in the Company’s definitive Proxy Statement related to its 2017 Annual Meeting of Shareholders (the “Proxy Statement”).

Item 11. EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference under the caption “Executive Compensation” in our Proxy Statement.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated by reference under the caption “Principal Shareholders” in our Proxy Statement.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated by reference under the captions “Certain Relationships and Transactions with Related Persons” and “Corporate Governance” in our Proxy Statement.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated by reference under the caption “Report of the Audit Committee” and “Audit and Related Fees” in our Proxy Statement.

PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1) The following financial statements required by Part II, Item 8 of this annual report and are included hereto:

-	Consolidated Balance Sheets as of December 31, 2016 and 2015

-	Consolidated Statements of Operations for years ended December 31, 2016 and 2015

-	Consolidated Statements of Shareholders’ Equity for years ended December 31, 2016 and 2015

-	Consolidated Statements of Cash Flows for years ended December 31, 2016 and 2015

-	Notes to the Consolidated Financial Statements

-	Independent Auditors’ Reports

(3) (c) The following exhibits are incorporated by reference or filed herewith:

3.1	Articles of Incorporation of the Company, as amended, filed as Exhibit 3.1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 1994 and incorporated herein by reference.

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

3.5

Second Amendment to Amended and Restated Bylaws for the Company as amended and restated and in force February 18, 2010, dated June 7, 2016, filed as Exhibit 3.1 of the Company’s Current Report on Form 8-K dated June 7, 2016 and incorporated herein by reference.

3.6

Third Amendment to Amended and Restated Bylaws for the Company as amended and restated and in force February 18, 2010, dated November 30, 2016, filed as Exhibit 3.1 of the Company’s Current Report on Form 8-K dated November 30, 2016 and incorporated herein by reference.

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

10.3	Wells-Gardner Electronics Corporation Amended and Restated Executive Stock Award Plan, as amended and filed as Exhibit A to the Definitive Proxy Statement filed March 26, 2009 and incorporated herein by reference.

10.4	Executive Stock Award Plan, filed as Exhibits 4.1 and 4.2 of the Company’s Form S-8, dated May 12, 2000 and incorporated herein by reference.

10.5	Asset Purchase Agreement between Wells-Gardner Electronics Corporation, as Seller and HT Precision Technologies U.S., Inc., as Purchaser dated as of September 12, 2014, filed as part of the Company’s 10-Q for the quarter ended September 30, 2014 and incorporated herein by reference.

10.6

Agreement and Plan of Merger by and among the Company, American Gaming & Electronics, Inc., Advanced Gaming Associates LLC, the Company Member and the Company Representative dated as of April 12, 2016, filed as Exhibit 10.1 of the Company’s Current Report on Form 8-K dated April 13, 2016 and incorporated herein by reference.

10.7	Amendment No. 1 to Agreement and Plan of Merger dated July 20, 2016, filed as Exhibit 2.1 of the Company’s Current Report on Form 8-K dated June 7, 2016 and incorporated herein by reference.

10.8

Employment Agreement between the Company and Renee Zimmerman dated November 28, 2016, filed as Exhibit 10.1 of the Company’s Current Report on Form 8-K dated November 28, 2016 and incorporated herein by reference.

10.9

Promissory Note between the Company and Anthony Tomasello in the principal amount of $1,000,000 dated November 30, 2016, filed as Exhibit 10.1 of the Company’s Current Report on Form 8-K dated November 30, 2016 and incorporated herein by reference.

10.10

Employment Agreement by and between the Company and Anthony Tomasello dated November 30, 2016, filed as Exhibit 10.2 of the Company’s Current Report on Form 8-K dated November 30, 2016 and incorporated herein by reference.

10.11

Nondisclosure, Intellectual Property, Noncompetition and Nonsolicitation Agreement dated November 30, 2016, filed as Exhibit 10.3 of the Company’s Current Report on Form 8-K dated November 30, 2016 and incorporated herein by reference.

10.12	Voting Agreement dated November 30, 2016, filed as Exhibit 10.4 of the Company’s Current Report on Form 8-K dated November 30, 2016 and incorporated herein by reference.

14.1	Wells-Gardner Code of Business Conduct and Ethics filed as Exhibit 14.0 of the Company's Annual Report on Form 10-K for the year ended December 31, 2008 and incorporated herein by reference.

23.1*	Consent of Plante & Moran, PLLC.

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Statement of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation

101.DEF	XBRL Taxonomy Extension Definition

101.LAB	XBRL Taxonomy Extension Labels

101.PRE	XBRL Taxonomy Extension Presentation

* filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AG&E HOLDINGS INC.

By:	/s/ ANTHONY TOMASELLO	President
	Anthony Tomasello	& Interim Chief Executive Officer (Principal Executive Officer)	March 30, 2017

	/s/ RENEE ZIMMERMAN	Chief Financial Officer,
	Renee Zimmerman	Secretary & Treasurer
		(Principal Financial and Accounting Officer)	March 30, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated.

/s/ ROBERT PICKUS
Robert Pickus	Chairman of the Board	March 30, 2017

/s/ MICHAEL SHOR
Michael Shor	Director	March 30, 2017

/s/ SAM BASILE
Sam Basile	Director	March 30, 2017

/s/ ANTHONY TOMASELLO
Anthony Tomasello	Director, President and Interim Chief Executive Officer (Principal Executive Officer	March 30, 2017

/s/ RENEE ZIMMERMAN
Renee Zimmerman	Chief Financial Officer, Secretary & Treasurer (Principal Financial and Accounting Officer)	March 30, 2017

FINANCIAL SCHEDULE

Schedules not included with this additional financial data have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

SCHEDULE II

UNAUDITED VALUATION AND QUALIFYING ACCOUNTS (in $000’s)

	Year Ended December 31,
ALLOWANCE FOR DOUBTFUL ACCOUNTS	2016	2015	2014
Beginning balance	$4	$103	$141
Additions charged to expense	$7	$109	$68
Deductions	$(1)	$(108)	$(106)
Balance at end of year	$10	$4	$103

INVENTORY OBSOLESCENCE RESERVE:
Beginning balance	$66	$100	$1,463
Additions charged to expense	$48	$138	$83
Deductions	$(16)	$(172)	$(1,446)
Balance at end of year	$98	$66	$100

DEFERRED TAX ASSET VALUATION ALLOWANCE:
Beginning balance	$5,066	$4,703	$2,303
Additions charged (credited to) to expense	$312	$363	$2,400
Balance at end of year	$5,378	$5,066	$4,703