Form 10-Q
period 2017-03-31
AG&E HOLDINGS INC.
filed 2017-05-12
CIK 105608

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2017
or
[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____________ to ____________

Commission File Number 1-8250

AG&E Holdings Inc.

(Exact name of registrant as specified in its charter)

Illinois	36-1944630
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

223 Pratt Street, Hammonton	08037
(Address of principal executive offices)	(Zip Code)

(609) 704-3000

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of "large accelerated filer", "accelerated filer", "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES	☐	NO	☒

As of May 4, 2017, approximately 16,953,000 shares of the Common Stock, $1.00 par value of the registrant were outstanding.

AG&E HOLDINGS INC.

FORM 10-Q TABLE OF CONTENTS

For The Three Months Ended March 31, 2017

PART I – FINANCIAL INFORMATION

Item 1.
Financial Statements:		3

	Condensed Consolidated Statements of Earnings (unaudited)
	- Three Months Ended March 31, 2017 & 2016	3

	Condensed Consolidated Balance Sheets (unaudited)
	- March 31, 2017 & December 31, 2016	4

	Condensed Consolidated Statements of Cash Flows (unaudited)
	- Three Months Ended March 31, 2017 & 2016	5

	Notes to the Unaudited Condensed Consolidated Financial Statements	6

Item 2.
Management's Discussion & Analysis of Financial Condition & Results of Operations		8

Item 4.
Controls & Procedures		10

PART II - OTHER INFORMATION

Item 1A.
Risk Factors		11

Item 6.
Exhibits		11

SIGNATURES		12

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

(in $000’s except for share & per share data)

	Three Months Ended Mar 31,
	2017	2016
Net sales	$3,187	$1,948
Cost of sales	2,218	1,477
Gross margin	969	471
Selling & administrative	1,288	1,069
Transaction related costs	50	124
Intangible amortization	54	0
Operating loss	(423)	(722)
Other expense (income):
Interest	12	0
Other income	0	(4)
Loss before income tax	(435)	(719)
Income tax expense	0	0
Net loss	$(435)	$(719)

Basic and Diluted net loss per common share	$(0.03)	$(0.06)

Basic common weighted shares outstanding	16,953,176	11,649,360
Diluted common weighted shares outstanding	16,953,176	11,649,360

See accompanying notes to the unaudited condensed consolidated financial statements

CONSOLIDATED BALANCE SHEETS (unaudited)

(in $000’s except for share information)

	Mar 31, 2017	Dec 31, 2016
ASSETS
Current Assets:
Cash	$330	$1,292
Accounts receivable, net	1,972	997
Inventory	923	917
Prepaid expenses & other assets	428	335
Total current assets	$3,653	$3,541

Property, Plant & Equipment (at cost):
Leasehold improvements	16	16
Machinery, equipment & software	2,258	2,255
less: Accumulated depreciation & amortization	(2,225)	(2,212)
Property, plant & equipment, net	$49	59

Other Assets:
Intangible Assets, net	1,558	1,612
Goodwill	1,152	1,152
Total other assets	$2,710	$2,764
Total Assets	$6,412	$6,364

LIABILITIES & SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable	855	476
Note payable – related party	263	263
Related party payable	211	219
Accrued expenses	347	209
Total current liabilities	$1,650	$1,167

Long term Liabilities:
Contingent Liability	880	880
Note payable - related party	711	737
Total long term liabilities	$1,617	$1,617

Total Liabilities	$3,267	$2,784

Shareholders' Equity:
Common shares:
$1 par value; 25,000,000 shares authorized; 16,953,176 shares issued and outstanding at March 31, 2017 and December 31, 2016	16,953	16,953
Capital in excess of par value	688	688
Accumulated deficit	(14,496)	(14,061)
Total Shareholders' Equity	$3,145	$3,580
Total Liabilities & Shareholders’ Equity	$6,412	$6,364

See accompanying notes to the unaudited condensed consolidated financial statements

AG&E HOLDINGS INC.

Condensed Consolidated Statements of Cash Flows (unaudited)

	Three Months Ended
(in 000’s)	March 31,	March 31,
	2017	2016
Cash flows from operating activities:
Net loss	$(435)	$(719)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	67	6
Bad debt expense	2	0
Amortization of unearned compensation	0	7
Changes in current assets & liabilities
Accounts receivable	(977)	41
Inventory	(6)	74
Prepaid expenses & other	(93)	70
Accounts payable	379	92
Accrued expenses	130	(92)
Net cash used in operating activities	$(933)	$(521)
Cash used in investing activities:
Additions to plant & equipment	(2)	0
Net cash used in investing activities	$(2)	$0
Cash used in financing activities:
Repayment – Note Payable	(26)	0
Net Cash used in financing activities	$(26)	$0

Net decrease in cash	(961)	(521)
Cash at beginning of period	1,292	4,394
Cash at end of period	$331	$3873
Supplemental cash flow disclosure:
Interest paid	13	0
Taxes paid	0	0

See accompanying notes to the unaudited condensed consolidated financial statements

AG&E HOLDINGS INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

1.     AG&E Holdings Inc. (the “Company) through its wholly owned subsidiary American Gaming & Electronics, Inc. (“AG&E”) distributes parts and repairs and services gaming equipment and provides replacement monitors to casinos throughout the United States with offices in Hammonton, New Jersey, Las Vegas, Nevada, Romeoville, Illinois and West Palm Beach, Florida.

2.     In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, which are necessary for a fair presentation of the financial position and results of operations for the periods presented. These condensed consolidated financial statements were prepared, without audit, in accordance with the instructions for Form 10-Q and, therefore, do not include all information or footnotes necessary for a complete presentation in conformity with accounting principles generally accepted in the United States. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2016. The results of operations for the three months ended March 31, 2017 are not necessarily indicative of the operating results for the full year.

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

6.     On November 30, 2016, the Company completed the acquisition and merger of Advanced Gaming Associates LLC (“AGA”) with and into AG&E. In connection with this merger, the Company issued to Anthony Tomasello 5,303,816 shares of its common stock. The Company may issue to Mr. Tomasello up to 4.2 million additional shares of common stock in the future depending on the Company’s performance and the achievement of certain revenue thresholds.

7.      On November 30, 2016, the Company issued a promissory note to Anthony Tomasello as part of the merger transaction with AGA. The note had a principal amount of $1.0 million and an interest rate of 5% per annum. The note matures on November 30, 2019. The note will be paid in thirty-six equal payments of $29,971 on the first of each month. In addition, if certain service revenue targets are satisfied during either of two 12-month periods immediately following November 30, 2016, additional promissory notes will be issued for an additional $1.0 million at the end of each 12-month period, up to an aggregate additional amount of $2.0 million.

8.       The Company maintains a Stock Award Plan under which officers and key employees may acquire up to a maximum of 2,155,028 restricted shares of common stock of the Company. All restricted shares granted are governed by the Company’s Stock Award Plan, which was approved by shareholders in 2000 and amended in 2009. As of March 31, 2017, no restricted shares were outstanding and 258,000 shares remain available to be granted. Employees can earn the restricted shares in exchange for services to be provided to the Company over a three-year or five-year vesting period.

9.     Our inventory consists entirely of finished goods as of March 31, 2017 and December 31. 2016.

10.     An income tax valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company has net deferred tax assets of approximately $5,500,000 at March 31, 2017, which are completely offset by a valuation allowance. As of March 31, 2017, the Company has net operating loss carry forwards for Federal income tax purposes of approximately $11,080,000, which are available to offset future Federal taxable income, if any. The Federal net operating loss carry forwards begin to expire in 2021. The Company also has a net operating loss carry forward for Illinois state income tax purposes of approximately $12,377,000 as of March 31, 2017. The Company also has alternative minimum tax credit carry forwards of approximately $148,000, which are available to reduce future Federal regular income taxes, if any, over an indefinite period. No unrecognized tax benefits are set to expire in the next twelve months that may have an impact upon the Company’s effective tax rate.

The Company files tax returns in the U.S. federal jurisdiction and various state jurisdictions. The tax years 2013, 2014, 2015 and 2016 remain open to examinations. Our policy is to recognize interest and penalties related to uncertain tax positions in income tax expense. During the three months ended March 31, 2017, the Company did not recognize expense for interest or penalties related to income tax, and do not have any amounts accrued at March 31, 2017, as the Company does not believe it has taken any uncertain income tax positions.

11.     Recent Accounting Pronouncements

In May 2014, August 2015 and May 2016, the FASB issued ASU 2014-09 Revenue from Contracts with Customers , ASU 2015-14 Revenue from Contracts with Customers, Deferral of the Effective Date , and ASU 2016-12 Revenue from Contracts with Customers, Narrow-Scope Improvements and Practical Expedients , respectively, which implement ASC Topic 606. ASC Topic 606 outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance under U.S. GAAP, including industry-specific guidance. It also requires entities to disclose both quantitative and qualitative information that enable financial statements users to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The amendments in these ASUs are effective for annual periods beginning after December 15, 2017, and interim periods therein. Early adoption is permitted for annual periods beginning after December 15, 2016. These ASUs may be applied retrospectively with a cumulative adjustment to retained earnings in the year of adoption. We have evaluated this guidance and do not expect a material impact on our core business except for providing additional footnote disclosures related to revenue. We are currently evaluating the impact of implementing this guidance as it relates to our recent business combination.

Cautionary Note Regarding Forward Looking Statements

This report contains forward-looking statements – that is, statements related to future, not past, events. In this context, forward-looking statements often address our expected future business and financial performance and financial condition, and often contain words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “see,” or “will.” These forward-looking statements are not guarantees and are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. For us, particular uncertainties that could cause our actual results to be materially different than those expressed in our forward- looking statements include: changes in business conditions; changes in the marketplace; continued services of our executive management team; regulatory developments; acquisition matters; and statements of assumption underlying any of the foregoing, as well as other factors set forth under the caption “Risk Factors” in this report and our Annual Report on Form 10-K for the year ended December 31, 2016 filed with the Securities and Exchange Commission. All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the foregoing. We assume no duty to update or revise our forward-looking statements.

Item 2. Management's Discussion & Analysis of Financial Condition & Results of Operations

Three Months Ended March 31, 2017 & 2016

For the first quarter ended March 31, 2017, net sales from operations increased $1.2 million, or 60%, to $3.2 million compared to $1.9 million in the first quarter 2016. Of this sales increase, $1.0 million was due to additional business generated by the merger with AGA in late 2016.

Gross margin for the first quarter 2017 increased $498,000, or 106%, to $969,000, or 30.4% of sales compared to $471,000, or 24.2% of sales in the first quarter 2016. The additional business generated by the merger with AGA accounted for $278,000 of the increase in gross margin vs. prior year. The remaining increase of $220,000 was due to overall higher margins in parts sales.

Operating expenses increased $199,000 to $1.4 million in the first quarter 2017 compared to $1.2 million in the first quarter 2016. The operating expense increase vs. prior year was primarily due to intangible amortization, higher licensing fees and additional headcount due to the merger with AGA, partially offset by a decrease in transaction related costs.

Operating loss was $(423,000) in the first quarter 2017 compared to $(722,000) in the first quarter 2016, resulting in a $299,000 operating earnings increase. The increase is primarily due to increased sales and lower professional costs related to our earlier acquisition of AGA

Interest expense was $12,000 in the first quarter 2017 compared to $0 in the first quarter 2016 due to interest from the promissory note that was issued to Anthony Tomasello, our President and the former Chief Executive Office of AGA, upon closing of the merger with AGA in late 2016. Other income was $0 in the first quarter 2017 and $4,000 in the first quarter 2016.

Income tax expense was $0 in the first quarter 2017 and $1,000 in the first quarter 2016.

Net loss was $(435,000) for the first quarter 2017 compared to $(719,000) for the first quarter 2016. For the first quarter 2017, basic and diluted loss per share were $(0.03) compared to $(0.06) basic and diluted earnings per share in the first quarter 2016.

Liquidity & Capital Resources

Three Months Ended March 31, 2017

For continuing operations, accounts receivable increased $977,000 to $2.0 million in the first quarter 2017. Days’ sales in accounts receivable increased to 60 days at March 31, 2017 compared to 36 days at December 31, 2016.

Inventory increased $6,000 to $923,000 in the first quarter 2017. Days cost of sales in inventory increased to 73 days at March 31, 2017 compared to 60 days cost of sales at December 31, 2016.

Accounts payable increased $379,000 to $855,000 in the first quarter 2017 compared to $476,000 at December 31, 2016. Days’ payables outstanding increased to 70 days at March 31, 2017 compared to 39 days at December 31, 2016.

Prepaid expenses increased $93,000 in the first quarter 2017 partially due to higher licensing fees. Accrued expenses increased $138,000 in the first quarter 2017 primarily due to accounting fees related to year end and unearned revenue (customer deposits).

The net of our first quarter 2017 loss, depreciation and amortization, and other non cash adjustments to earnings resulted in a $933,000 use of cash in operations. The net of earnings and non cash adjustments plus the working capital changes noted above resulted in $521,000 of cash being used by operations in the first quarter 2016.

Net cash used by investing activities in the first quarter 2017 was $2,000. Net cash used by financing activities in the first quarter 2017 was $26,000.

Cash at the end of the first quarter 2017 was $331,000 compared to $1.3 million at December 31, 2017.

Shareholders’ equity was $3.1 million at the end of the first quarter 2017 compared to $3.6 million at December 31, 2016.

We believe that our current working capital and anticipated cash flow from operations are adequate to fund existing operations for the next twelve months. However, we are currently exploring various financing options including a line of credit. We have no commitment for any additional financing and we can provide no assurance that such financing will be available in an amount or on terms acceptable to us, if at all.

Off Balance Sheet Arrangements

As of March 31, 2017, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, which had been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

Our Disclosure Committee, which is comprised of the Company’s Chief Executive Officer and other management staff meets on a quarterly basis and has overview responsibility for these controls and procedures. The Disclosure Committee conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2017.

Based on the evaluation, the Disclosure Committee concluded that as of March 31, 2017, the Company’s disclosure controls were not effective due to the material weakness described in the “Management’s Annual Report on Internal Control over Financial Reporting” section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. The material weakness regarding the controls over wire transfers has been remediated by the company in the first quarter 2017. Dual controls were set up to address the segregation of duties weakness. The material weakness regarding segregation of duties and related information technology controls is being actively reviewed and possible remediation alternatives are currently under review by the Company.

Changes in Internal Control Over Financial Reporting

The Company has implemented dual control procedures to address the material weakness regarding segregation of duties concerning controls over wire transfers. There have been no other changes in the Company’s internal controls and procedures during our most recent fiscal quarter that has materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

 PART II - OTHER INFORMATION

Item 1A. Risk Factors

There have been no material changes to the description of the risk factors associated with the Company's business previously disclosed in Part I, Item 1 "Risk Factors" in the Company's Annual Report on Form 10-K for the year ended December 31, 2016. In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in the Company's Annual Report on Form 10-K as they could materially affect our business, financial condition and future results. The risks described in the Company's Annual Report on Form 10-K and this report are not the only risks facing the Company. Additional risks and uncertainties not currently known, or that are currently deemed to be immaterial, also may materially and adversely affect the Company's business, financial condition or operating results.

Item 6. Exhibits

(a).	Exhibits:

	31.1+	-	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	31.2+	-	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	32.1+	-	Statement of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

	101.INS	-	XBRL Instance Document

	101.SCH	-	XBRL Taxonomy Extension Schema

	101.CAL	-	XBRL Taxonomy Extension Calculation

	101.DEF	-	XBRL Taxonomy Extension Definition

	101.LAB	-	XBRL Taxonomy Extension Labels

	101.PRE		XBRL Taxonomy Extension Presentation

+ This certification is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended or the Exchange Act.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AG&E HOLDINGS INC.

By:	/s/ ANTHONY TOMASELLO	President
	Anthony Tomasello	& Interim Chief Executive Officer (Principal Executive Officer)	May 12, 2017

	/s/ RENEE ZIMMERMAN	Chief Financial Officer,
	Renee Zimmerman	Secretary & Treasurer
		(Principal Financial and Accounting Officer)	May 12, 2017

Exhibit Index

Item 6. Exhibits

31.1+	-	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2+	-	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1+	-	Statement of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	-	XBRL Instance Document

101.SCH	-	XBRL Taxonomy Extension Schema

101.CAL	-	XBRL Taxonomy Extension Calculation

101.DEF	-	XBRL Taxonomy Extension Definition

101.LAB	-	XBRL Taxonomy Extension Labels

101.PRE		XBRL Taxonomy Extension Presentation

+ This certification is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended or the Exchange Act.