Form 10-Q
period 2017-09-30
AG&E HOLDINGS INC.
filed 2017-11-14
CIK 105608

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2017
or
[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____________ to ____________

Commission File Number 1-8250

AG&E Holdings Inc.

(Exact name of registrant as specified in its charter)

Illinois	36-1944630
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

223 Pratt Street, Hammonton, New Jersey	08037
(Address of principal executive offices)	(Zip Code)

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

As of November 7, 2017, approximately 16,953,000 shares of the Common Stock, $1.00 par value of the registrant were outstanding.

AG&E HOLDINGS INC.

FORM 10-Q TABLE OF CONTENTS

For The Three Months and Nine Months Ended September 30, 2017

PART I – FINANCIAL INFORMATION

Item 1.

Financial Statements:

Condensed Consolidated Statements of Earnings (unaudited)
-	Three Months and Nine Months Ended September 30, 2017 & 2016

Condensed Consolidated Balance Sheets (unaudited)
-	September 30, 2017 & December 31, 2016

Condensed Consolidated Statements of Cash Flows (unaudited)
-	Nine Months Ended September 30, 2017 & 2016

Notes to the Unaudited Condensed Consolidated Financial Statements

Item 2.

Management's Discussion & Analysis of Financial Condition & Results of Operations

Item 4.

Controls & Procedures

PART II - OTHER INFORMATION

Item 6.

Exhibits

SIGNATURES

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Statements of Operations (unaudited)

(in $000’s except for share & per share data)

	Three Months Ended September 30		Nine Months Ended September 30
	2017	2016	2017	2016
Net sales	$3,391	$1,267	$9,840	$4,618
Cost of sales	2,459	918	6,920	3,363
Gross margin	932	349	2,920	1,255
Selling & administrative expenses	1,254	840	3,784	2,936
Transaction related costs	0	94	50	496
Amortization	54	0	161	0
Operating loss	(376)	(585)	(1,075)	(2,177)
Other expense (income):
Interest	11	0	36	0
Other income	0	(1)	0	(38)
Loss before income tax	$(387)	$(584)	$(1,111)	$(2,139)
Income tax expense	0	1	1	2
Net loss	$(387)	$(585)	$(1,112)	$(2,141)

Basic and Diluted net loss per share:	$(0.02)	$(0.05)	$(0.07)	$(0.18)

Basic and diluted average common shares outstanding	16,953,176	11,649,360	16,953,176	11,649,360

See accompanying notes to the unaudited condensed consolidated financial statements

Consolidated Balance Sheets (unaudited)

(in $000’s except for share information)

	Sept 30, 2017	Dec 31, 2016
ASSETS
Current Assets:
Cash	$186	$1,292
Accounts receivable, net	1,531	997
Inventory	906	917
Prepaid expenses & other assets	491	335
Total current assets	$3,114	$3,541

Property, Plant & Equipment (at cost):
Leasehold improvements	19	16
Machinery, equipment & software	2,259	2,255
less: Accumulated depreciation & amortization	(2,248)	(2,212)
Property, plant & equipment, net	$30	59

Other Assets:
Intangible Assets, net	1,451	1,612
Goodwill	1,152	1,152
Total other assets	$2,603	$2,764
Total Assets	$5,747	$6,364

LIABILITIES & SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable	978	476
Note payable – related party	323	263
Related party payable	182	219
Accrued expenses	370	209
Total current liabilities	$1,853	$1,167

Long term Liabilities:
Contingent Liability – related party	880	880
Note payable – related party	546	737
Total long term liabilities	$1,426	$1,617

Total Liabilities	$3,279	$2,784

Shareholders' Equity:
Common shares:
$1 par value; 25,000,000 shares authorized; 16,953,176 shares issued and outstanding at September 30, 2017 and December 31, 2016	16,953	16,953
Capital in excess of par value	688	688
Accumulated deficit	(15,173)	(14,061)
Total Shareholders' Equity	$2,468	$3,580
Total Liabilities & Shareholders’ Equity	$5,747	$6,364

See accompanying notes to the unaudited condensed consolidated financial statements

AG&E HOLDINGS INC.

Condensed Consolidated Statements of Cash Flows (unaudited)

	Nine Months Ended
(in 000’s)	Sept 30,	Sept 30,
	2017	2016
Cash flows from operating activities:
Net loss	$(1,112)	$(2,141)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	197	17
Bad debt expense	(8)	1
Amortization of unearned compensation	0	19
Gain on sale of fixed assets	0	(33)
Changes in current assets & liabilities
Accounts receivable	(526)	111
Inventory	11	106
Prepaid expenses & other	(156)	134
Accounts payable	502	(17)
Accrued expenses	124	(45)
Net cash used in operating activities	$(968)	$(1,848)
Cash (used in) provided by investing activities:
Proceeds from sale of fixed assets	0	33
Additions to plant & equipment	(7)	0
Net cash (used in) provided by investing activities	$(7)	$33
Cash used in financing activities:
Repayment – Related party note payable	(131)	0
Net cash used in financing activities	$(131)	$0

Net decrease in cash	(1,106)	(1,815)
Cash at beginning of period	1,292	4,394
Cash at end of period	$186	$2,579
Supplemental cash flow disclosure:
Interest paid	36	0
Taxes paid	0	0

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

2.     In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, which are necessary for a fair presentation of the financial position and results of operations for the periods presented. These condensed consolidated financial statements were prepared, without audit, in accordance with the instructions for Form 10-Q and, therefore, do not include all information or footnotes necessary for a complete presentation in conformity with accounting principles generally accepted in the United States. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2016. The results of operations for the three months and nine months ended September 30, 2017 are not necessarily indicative of the operating results for the full year.

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

8.     The Company maintains a Stock Award Plan under which officers and key employees may acquire up to a maximum of 2,155,028 restricted shares of common stock of the Company. All restricted shares granted are governed by the Company’s Stock Award Plan, which was approved by shareholders in 2000 and amended in 2009. As of September 30, 2017, no restricted shares were outstanding and 258,000 shares remain available to be granted. Employees can earn the restricted shares in exchange for services to be provided to the Company over a three-year or five-year vesting period.

9.     Our inventory consists entirely of finished goods as of September 30, 2017 and December 31, 2016.

10.     An income tax valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company has net deferred tax assets of approximately $6.1 million at September 30, 2017, which are completely offset by a valuation allowance. As of September 30, 2017, the Company has net operating loss carry forwards for Federal income tax purposes of approximately $11,161,000, which are available to offset future Federal taxable income, if any. The Federal net operating loss carry forwards begin to expire in 2021. The Company also has a net operating loss carry forward for Illinois state income tax purposes of approximately $14,236,000 as of September 30, 2017. The Company also has alternative minimum tax credit carry forwards of approximately $133,000 which are available to reduce future Federal regular income taxes, if any, over an indefinite period. No unrecognized tax benefits are set to expire in the next twelve months that may have an impact upon the Company’s effective tax rate.

The Company files tax returns in the U.S. federal jurisdiction and various state jurisdictions. The tax years 2014, 2015 and 2016 remain open to examinations. Our policy is to recognize interest and penalties related to uncertain tax positions in income tax expense. During the three months and nine months ended September 30, 2017, the Company did not recognize expense for interest or penalties related to income tax, and does not have any amounts accrued at September 30, 2017, as the Company does not believe it has taken any uncertain income tax positions.

11.     Recent Accounting Pronouncements

In May 2014, August 2015 and May 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09 Revenue from Contracts with Customers , ASU 2015-14 Revenue from Contracts with Customers, Deferral of the Effective Date , and ASU 2016-12 Revenue from Contracts with Customers, Narrow-Scope Improvements and Practical Expedients , respectively, which implement Accounting Standards Codification (“ASC”) Topic 606. ASC Topic 606 outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance under U.S. generally accepted accounting principles (“GAAP”), including industry-specific guidance. It also requires entities to disclose both quantitative and qualitative information that enable financial statements users to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The amendments in these ASUs are effective for annual periods beginning after December 15, 2017, and interim periods therein. These ASUs may be applied retrospectively with a cumulative adjustment to retained earnings in the year of adoption. We have evaluated this guidance and do not expect a material impact on our historical gaming parts distribution business except for providing additional footnote disclosures related to revenue. We have also evaluated the impact of implementing this guidance as it relates to our gaming equipment servicing business acquired in our acquisition of Advanced Gaming Associates LLC in November 2016 and do not expect a material impact except for providing additional footnote disclosures related to revenue.

In February 2016, the FASB issued ASU No. 2016-02, Leases (ASU No. 2016-02), which will replace the existing guidance in ASC 840, Leases. The updated standard aims to increase transparency and comparability among organizations by requiring lessees to recognize lease assets and lease liabilities on the balance sheet and requiring disclosure of key information about leasing arrangements. This amendment is effective for the Company in the fiscal year beginning after December 15, 2019, but early adoption is permissible. When the standard becomes effective, we expect that our property, plant and equipment will increase due to the addition of assets under lease.  Lease liabilities will have a corresponding increase.  There is not expected to be a significant impact on the statement of operations.

Cautionary Note Regarding Forward Looking Statements

This report contains forward-looking statements – that is, statements related to future, not past, events. In this context, forward-looking statements often address our expected future business and financial performance and financial condition, and often contain words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “see,” or “will.” These forward-looking statements are not guarantees and are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. For us, particular uncertainties that could cause our actual results to be materially different than those expressed in our forward- looking statements include: changes in business conditions; changes in the marketplace; continued services of our executive management team; regulatory developments; acquisition matters; our ability to obtain financing; and statements of assumption underlying any of the foregoing, as well as other factors set forth under the caption “Risk Factors” in this report and our Annual Report on Form 10-K for the year ended December 31, 2016 filed with the Securities and Exchange Commission. All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the foregoing. We assume no duty to update or revise our forward-looking statements.

Item 2. Management's Discussion & Analysis of Financial Condition & Results of Operations

Overview

AG&E Holdings Inc. and its subsidiaries (collectively, the “Company,” “we” or “us”) distributes parts and repairs and services gaming equipment to casinos through the United States.  We sell a wide array of products, including bill validators, monitors and coin acceptors, as well as replacement parts for these products. We also provide repair services for monitors and bill validators.

We are strategically located in Las Vegas, New Jersey, Florida and Illinois.

Results of Operations

Three Months Ended September 30, 2017 & 2016

For the third quarter ended September 30, 2017, net sales increased $2.1 million, or 168%, to $3.4 million compared to $1.3 million in the third quarter 2016. Of this increase, $1.0 million is due to additional business generated by the merger with Advanced Gaming Associates LLC (“AGA”) in late 2016.

Gross margin for the third quarter 2017 increased $0.6 million, or 167%, to $0.9 million, or 27.5% of sales compared to $0.3 million, or 27.6% of sales in the third quarter 2016. The additional business generated by the merger with AGA accounted for $0.3 million of this increase, and the remaining increase of $0.3 million is due to higher parts and service sales.

Operating expenses increased $0.4 million, or 49%, to $1.3 million in the third quarter 2017 compared to $0.9 million the third quarter 2016. The operating expense increase is primarily attributable to intangible amortization, higher licensing fees and additional headcount in connection with the merger with AGA, partially offset by a decrease in transaction related costs.

Operating loss was $(0.4) million in the third quarter 2017 compared to $(0.6) million in the third quarter 2016. The $0.2 million operating earnings increase is primarily attributable to increased sales.

Interest expense was $11 thousand in the third quarter 2017 compared to $0 in the third quarter 2016 due to interest from the promissory note that was issued to Anthony Tomasello, our President and the former Chief Executive Officer of AGA, upon closing of the merger with AGA in late 2016.

Income tax expense was $0 in the third quarter 2017 and $1 thousand in the third quarter 2016.

Net loss was $(0.4) million for the third quarter 2017 compared to $(0.6) million for the third quarter 2016. For the third quarter 2017, basic and diluted loss per share were $(0.02) compared to $(0.05) in the third quarter 2016.

Nine Months Ended September 30, 2017 & 2016

For the nine months ended September 30, 2017, net sales increased $5.2 million, or 113%, to $9.8 million compared to $4.6 million in the nine months ended September 30, 2016. Of this sales increase, $3.0 million is due to additional business generated by the merger with AGA in late 2016.

Gross margin for the nine months ended September 30, 2017 increased $1.7 million, or 132%, to $2.9 million, or 29.7% of sales, compared to $1.3 million, or 27.2% of sales, in the comparable prior year period. The additional business generated by the merger with AGA accounted for $0.9 million of the increase, and the remaining increase is due to increased parts and service sales.

Operating expenses increased by $0.6 million, or 18%, to $4.0 million in the nine months ended September 30, 2017 compared to $3.4 million in the nine months ended September 30, 2016. The increase was primarily due to intangible amortization, higher licensing fees and additional headcount due to the merger with AGA, partially offset by a decrease in transaction related costs.

Operating loss was $(1.1) million for the nine months ended September 30, 2017, compared to $(2.2) million for the nine months ended September 30, 2016. The $1.1 million operating earnings increase is primarily due to increased sales along with lower professional costs related to our acquisition of AGA in late 2016.

Interest expense was $36 thousand for the nine months ended September 30, 2017 compared to $0 for the nine months ended September 30, 2016, due to interest from the promissory note that was issued to Anthony Tomasello, our President and the former Chief Executive Office of AGA, upon closing of the merger with AGA in late 2016. Other income was $0 in the first nine months 2017 and $38 thousand in the comparable prior year period. Other income in 2016 was related to the sale of fixed assets due to the closing of the former headquarters in McCook Illinois.

Income tax expense was $1 thousand in the nine months ended September 30, 2017 compared to $2 thousand in the same period of 2016.

Net loss was $(1.1) million for the nine months ended September 30, 2017 compared to $(2.1) million for the nine months ended September 30, 2016. For the first nine months 2017, basic and diluted loss per share were $(0.07) compared to $(0.18) in the same period in 2016.

Liquidity & Capital Resources

Nine Months Ended September 30, 2017

For continuing operations, accounts receivable increased $0.5 million to $1.5 million at September 30, 2017. Days’ sales in accounts receivable increased to 47 days at September 30, 2017 compared to 36 days at December 31, 2016.

Inventory remained steady at $0.9 million in the first nine months 2017. Days cost of sales in inventory was relatively constant at 59 days at September 30, 2017 compared to 60 days cost of sales at December 31, 2016.

Accounts payable increased $0.5 million to $1.0 million in the first nine months 2017 compared to $0.5 million at December 31, 2016. Days’ payables outstanding increased to 109 days at September 30, 2017 compared to 39 days at December 31, 2016.

Prepaid expenses increased $0.2 million in the first nine months of 2017. Accrued expenses increased $0.1 million in the first nine months 2017.

The net of our first nine month 2017 net loss, depreciation and amortization, and other non cash adjustments to earnings resulted in a $1.0 million use of cash in operating activities. The net of our net loss and non cash adjustments plus the working capital changes noted above resulted in $1.8 million of cash being used in operating activities in the first nine months 2016.

Net cash used by investing activities in the first nine months 2017 was $7,000. Net cash used by financing activities in the first nine months 2017 was $0.1 million.

Cash as of September 30, 2017 was $0.2 million compared to $1.3 million at December 31, 2016.

Shareholders’ equity was $2.5 million at the end of the first nine months 2017 compared to $3.6 million at December 31, 2016.

We believe that our current working capital and anticipated cash flow from operations are adequate to fund existing operations for the near term. However, we are currently exploring various financing alternatives to provide additional liquidity for the Company, including entering into a line of credit. We can provide no assurance that such financing will be available in an amount or on terms acceptable to us, if at all.

Off Balance Sheet Arrangements

As of September 30, 2017, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, which had been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

Our Disclosure Committee, which is comprised of the Company’s Chief Executive Officer and other management staff meets on a quarterly basis and has overview responsibility for these controls and procedures. The Disclosure Committee conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2017.

Based on the evaluation, the Disclosure Committee concluded that as of September 30, 2017, the Company’s disclosure controls were not effective due to the continued existence of one of the material weaknesses described in the “Management’s Annual Report on Internal Control over Financial Reporting” section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. The material weakness regarding the controls over wire transfers was remediated in the first quarter 2017. Recently, dual controls were set up to address the segregation of duties weakness. Possible remediation alternatives for the material weakness regarding segregation of duties and related information technology controls are currently under review by the Company.

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

AG&E HOLDINGS INC.

By:	/s/ ANTHONY TOMASELLO	President
	Anthony Tomasello	& Chief Executive Officer (Principal Executive Officer)	November 14, 2017

	/s/ RENEE ZIMMERMAN	Chief Financial Officer,
	Renee Zimmerman	Secretary & Treasurer
		(Principal Financial and Accounting Officer)	November 14, 2017

Exhibit Index

Item 6. Exhibits

Exhibit 31.1	-	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	-	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	-	Statement of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101.INS	-	XBRL Instance Document

Exhibit 101.SCH	-	XBRL Taxonomy Extension Schema

Exhibit 101.CAL	-	XBRL Taxonomy Extension Calculation

Exhibit 101.DEF	-	XBRL Taxonomy Extension Definition

Exhibit 101.LAB	-	XBRL Taxonomy Extension Labels

Exhibit 101.PRE		XBRL Taxonomy Extension Presentation