Form 10-K
period 2017-12-31
AG&E HOLDINGS INC.
filed 2018-03-30
CIK 105608

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Indicate by check mark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the registrant’s voting stock held by non-affiliates of the registrant (assuming for the purposes hereof, that directors, executive officers and 10% or greater stockholders of the registrant are affiliates of the registrant), based upon the closing sale price of the registrant’s Common Stock on June 30, 2017 was approximately $2.9 million.

The number of shares of the registrant’s Common Stock outstanding as of March 12, 2018, was 16,953,176.

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

Item 1. BUSINESS

OVERVIEW

AG&E Holdings Inc., through its wholly owned subsidiary American Gaming & Electronics, Inc. (“AG&E”) distributes parts and repairs and services gaming equipment to casinos throughout the United States with offices in Las Vegas, Nevada, West Palm Beach, Florida and Hammonton, New Jersey. As used in this Annual Report on Form 10-K, the terms “we,” “us,” “our” and “the Company” mean AG&E Holdings Inc., an Illinois corporation, and its subsidiaries, unless the context indicates a different meaning, and the term “common stock” means our common stock, $1.00 par value per share.

Originally founded in 1925 as an Illinois corporation with the name Wells-Gardner Electronics Corporation, the Company previously was a global distributor and manufacturer of liquid crystal display (LCD) video monitors and other related parts for a variety of markets including, but not limited to, gaming machine manufacturers, coin-operated video game manufacturers and other display integrators. On September 12, 2014, the Company sold its LCD monitor business operations, and on October 30, 2014, changed its name to AG&E Holdings Inc. On June 15, 2015, the Company’s distribution agreement for video gaming terminals, or VGTs, in Illinois with GTech expired and as a result, the Company wound down this business.

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

The Company’s largest customer accounted for 20.3% and 13.9% of total revenues in 2017 and 2016, respectively, and 18% and 32% of total accounts receivable as of December 31, 2017 and December 31, 2016, respectively. The Company’s second largest customer accounted for 10.4% of total revenues in 2017 and 13% of total accounts receivable as of December 31, 2017. No other customer accounted for more than 10% of sales in 2017 or 2016.

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

EMPLOYEES

As of December 31, 2017, the Company employed a total of approximately 76 full time employees at all of its locations. The Company believes its relationship with its employees is satisfactory.

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

For the foreseeable future, our success will depend largely on the continued services of our President and Chief Executive Officer, Anthony Tomasello, as well as certain of the other key executives because of their collective industry knowledge, marketing skills and relationships with suppliers and customers. Should any of these individuals leave us, we could have difficulty replacing them with qualified individuals and it could have a material adverse effect on our future results of operations.

Our results of operations could vary as a result of the methods, estimates, and judgments that we use in applying our accounting policies.

The methods, estimates, and judgments that we use in applying our accounting policies have a significant impact on our results of operations (see “ Critical Accounting Policies ” in Part II, Item 7 of this report). Such methods, estimates, and judgments are, by their nature, subject to substantial risks, uncertainties, and assumptions, and factors may arise over time that lead us to change our methods, estimates, and judgments. Changes in those methods, estimates, and judgments could significantly affect our results of operations.

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

	2017 Prices		2016 Prices
	High	Low	High	Low
Quarter ended:
March 31	$0.39	$0.17	$0.49	$0.30
June 30	$0.35	$0.11	$0.45	$0.24
September 30	$0.27	$0.18	$0.38	$0.24
December 31	$0.21	$0.11	$0.33	$0.16

On December 31, 2017, there were approximately 429 holders of record of the common shares of the Company.

The Company did not pay any dividends in 2017 or 2016 and does not intend to pay any cash dividends on its common stock in 2018. Any future declaration of dividends will be determined by the Board of Directors in light of conditions then existing, including without limitation the Company’s financial condition, capital requirements and business condition.

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

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Year Ended December 31, 2017 Compared to Year Ended December 31, 2016

Net sales increased $7.0 million, or 113%, to $13.2 million in 2017 compared to $6.2 million in 2016. Of this sales increase, $4.3 million is due to additional business generated by the merger with AGA in late 2016.

Gross margin for 2017 increased $1.8 million, or 100%, to $3.7 million, or 28.0% of sales, compared to $1.9 million, or 30% of sales, in the comparable prior year period. The additional business generated by the merger with AGA accounted for $1.2 million of the increase, and the remaining increase is due to increased parts and service sales.

Operating expenses increased by $0.8 million, or 18%, to $5.4 million in 2017 compared to $4.6 million in 2016. The increase was primarily due to intangible amortization, higher licensing fees and additional headcount due to the merger with AGA, partially offset by a decrease in transaction related costs.

Operating loss was $(1.7) million in 2017, compared to an operating loss of $(2.8) million for 2016. The $1.0 million operating earnings increase is primarily due to increased sales along with lower professional costs related to our acquisition of AGA in late 2016.

Interest expense was $55,000 for 2017 compared to $4,000 for 2016 primarily due to interest on the new revolving line of credit from North Mill Capital which was put in place in late November 2017. Other income was $0 in 2017 and $38,000 in 2016. Other income in 2016 was related to the sale of fixed assets due to the closing of the former headquarters in McCook, Illinois.

Income tax expense was $1,000 in 2017 compared to an income tax benefit of $(8,000) in 2016.

Net loss was $(1.8) million for 2017 compared to a net loss of $(2.7) million for 2016. For 2017, basic and diluted loss per share were $(0.11) compared to $(0.23) in 2016.

Critical Accounting Policies and Estimates

The preparation of the Company’s consolidated financial statements in accordance with US GAAP requires the Company’s management to adopt accounting policies and to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenue and expenses. Management periodically evaluates its policies, estimates and assumptions related to, among others: revenue recognition, receivables and provision for bad debt, inventory obsolescence and costing methods, provision for warranty, goodwill, income taxes and valuation allowance for deferred taxes, and contingencies. The Company’s management bases its estimates on historical experience and expectations of the future. Actual reported and future amounts could differ from those estimates under different conditions and assumptions.

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

Intangibles

The fair value of intangible assets with determinable useful lives is amortized on a straight-line basis over the estimated life. Customer relationships are amortized over a 10 year life, while gaming licenses are amortized over a 2 year life. Intangible assets subject to amortization are reviewed for potential impairment whenever events or circumstances indicate that the carrying amount may not be recoverable.

Goodwill

The Company accounted for its goodwill resulting from its purchase of Advanced Gaming Associates, LLC in conformity with US GAAP. US GAAP requires that goodwill not be amortized, but instead be tested for impairment at least annually, which the Company will perform annually in the fourth quarter or more often if circumstances warrant. The Company determined that there was no impairment of goodwill in 2017 by utilization of the market capitalization valuation method in its annual impairment test.

Liquidity & Capital Resources

Accounts receivable increased by $1.1 million to $2.1 million as of December 31, 2017 compared to $1.0 million as of December 31, 2016. Days sales in accounts receivable increased to 47 days at year end 2017 compared to 36 days at year end 2016.

Inventory decreased by $0.5 million to $0.4 million as of December 31, 2017 compared to $1.0 million as of December 31, 2016. This decrease is primarily due to an obsolescence reserve of $0.4 million in 2017. Days cost of sales in inventory decreased to 58 days at year end 2017 compared to 61 days cost of sales at year end 2016.

Accounts payable increased to $1.2 million as of December 31, 2017 compared to $0.5 million as of December 31, 2016. Days payables outstanding increased to 66 days at year end 2017 compared to 39 days at year end 2016.

Prepaid expenses increased $0.1 million and accrued expenses decreased $0.2 million as of December 31, 2017.

The net of earnings and non cash adjustments plus the working capital changes noted above resulted in $1.6 million of cash being used by operations in 2017.

Cash used in the acquisition of AGA was $512,000 in 2016. Capital expenditures were minimal in 2017 and 2016. This resulted in a use of cash by investing activities of $8,000 in 2017 and $479,000 in 2016.

On November 22, 2017, AG&E entered into a $3.5 million revolving credit facility with North Mill Capital LLC, pursuant to a Loan and Security Agreement (the “Loan Agreement”). AG&E’s obligations under the Loan Agreement are guaranteed by the Company. The credit facility has a term of one year and is collateralized by a first-priority security interest in all of the assets of AG&E. Borrowings under the credit facility accrue interest at a fluctuating rate equal to the prime rate plus 0.75%, subject to a floor of 4.75%. Subject to certain exceptions, the Loan Agreement provides for advances under the credit facility of up to 85% of eligible accounts receivable. Outstanding borrowings under the credit facility were $0.5 million as of December 31, 2017, and AG&E had additional borrowing availability of $0.4 million under the Credit Facility.

On November 30, 2016, the Company issued a promissory note to Anthony Tomasello (the “Earn-Out Note”) in connection with the acquisition of AGA. The Earn-Out Note was in the original principal amount of $1.0 million, bears interest at a rate of 5% per annum, matures on November 30, 2019 and is payable in thirty-six equal payments of $29,971 on the first of each month. Pursuant to the terms of the Earn-Out Note an additional Earn-Out Note was issued to Mr. Tomasello as of November 30, 2017 because the Company achieved in excess of $5 million in service revenue in the first earn-out period of December 1, 2016 through November 30, 2017. The Earn-Out Note was in the principal amount of $1.0 million, bears interest at a rate of 5% per annum, matures on November 30, 2020 and is payable in thirty-six equal payments of $29,971 on the first of each month.

Cash provided by financing activities in 2017 was $0.4 million in 2017 as a result of borrowings under the credit facility offset by related party note payable payments.

Cash at the beginning of 2017 was $1.3 million and decreased to $47,000 as of December 31, 2017.

Shareholders’ equity decreased $1.8 million to $1.8 million in 2017 from $3.6 million as of December 31, 2016. This decrease is attributable to the Company’s net loss in 2017.

The Company believes it has no unique or unusual practices or policies relating to working capital items and believes its practices are consistent with other comparable companies in its served markets. The Company currently believes that its financial requirements during the foreseeable future can be met with funds on hand and generated from the revolving line of credit.

Off Balance Sheet Arrangements

As of December 31, 2017, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The 2017 annual financial statements together with the notes thereto follow:

-	Report of Independent Registered Public Accounting Firm
-	Consolidated Balance Sheets as of December 31, 2017 and 2016
-	Consolidated Statements of Operations for years ended December 31, 2017 and 2016
-	Consolidated Statements of Shareholders’ Equity for years ended December 31, 2017 and 2016
-	Consolidated Statements of Cash Flows for years ended December 31, 2017 and 2016
-	Notes to the Consolidated Financial Statements

Quarterly financial data for the four quarters ended December 31, 2017 and 2016 are set forth in Note 12 of Notes to the Consolidated Financial Statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of AG&E Holdings Inc.

Hammonton, New Jersey

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of AG&E Holdings Inc. as of December 31, 2017 and 2016, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the years in the two-year period ended December 31, 2017, and the related notes and financial Schedule II – Valuation and Qualifying Accounts (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016., and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

The Company's management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements.  Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Plante & Moran, PLLC

We have served as the Company’s auditor since 2003.

Chicago, Illinois

March 29, 2018

CONSOLIDATED BALANCE SHEETS

As of December 31,

(in $000’s except for share information)

	2017	2016
ASSETS
Current Assets:
Cash	$47	$1,292
Accounts receivable, net of allowances of $15 in 2017 and $10 in 2016	2,117	997
Inventory	400	917
Prepaid expenses & other assets	486	335
Total current assets	$3,050	$3,541

Property, Plant & Equipment (at cost):
Leasehold improvements	19	16
Machinery, equipment & software	2,208	2,255
less: Accumulated depreciation & amortization	(2,204)	(2,212)
Property, plant & equipment, net	$23	59

Other Assets:
Intangible Assets, net	1,397	1,612
Goodwill	1,152	1,152
Total other assets	$2,549	$2,764
Total Assets	$5,622	$6,364

LIABILITIES & SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable	1,225	476
Note payable – related party	327	263
Note payable - line of credit	514	0
Related party payable	0	219
Accrued expenses	252	209
Total current liabilities	$2,318	$1,167

Long term Liabilities:
Contingent liability – related party	0	880
Note payable – related party	1,517	737
Total Liabilities	3,835	2,784

Shareholders' Equity:
Common shares:
$1 par value; 25,000,000 shares authorized; 16,953,176 shares issued and outstanding at December 31, 2017 and December 31, 2016	16,953	16,953
Capital in excess of par value	688	688
Accumulated deficit	(15,854)	(14,061)
Total Shareholders' Equity	$1,787	$3,580
Total Liabilities & Shareholders’ Equity	$5,622	$6,364

See accompanying notes to the consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended December 31,

(in $000’s except for share & per share data)

	2017	2016
Net sales	$13,200	$6,189
Cost of sales	9,499	4,335
Gross margin	3,701	1,854
Selling & administrative	5,223	3,720
Transaction related costs	0	890
Intangible amortization	215	18
Operating loss	(1,737)	(2,774)
Other expense (income):
Interest	55	4
Other income	0	(39)
Loss before income tax	(1,792)	(2,739)
Income tax expense (benefit)	1	(8)
Net loss	$(1,793)	$(2,731)

Basic and diluted net loss per share	$(0.11)	$(0.23)

Basic and diluted average common shares outstanding	16,953,176	12,113,082

See accompanying notes to the consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in $000’s)

	Common shares	Capital in Excess Of Par Value	Accumulated Deficit	Unearned Compensation	Total Shareholders' Equity
December 31, 2015	$11,649	$5,090	$(11,330)	$(52)	$5,358

Net loss			(2,731)		(2,731)
Issuance of stock per merger agreement	5,304	(4,402)			902
Amortization of unearned compensation				52	52
December 31, 2016	$16,953	$688	$(14,061)	$0	$3,580

Net loss			(1,793)		(1,793)
December 31, 2017	$16,953	$688	$(15,854)	$0	$1,787

See accompanying notes to the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31,

(in $000’s)

	2017	2016
Cash flows used in operating activities:
Net loss	$(1,793)	$(2,731)

Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	259	42
Contingent liability – related party	120	0
Bad debt expense	5	6
Amortization of unearned compensation	0	51
Gain on sale of fixed assets	0	(33)
Changes in current assets & liabilities:
Accounts receivable, net	(1,125)	(280)
Inventory	517	128
Prepaid expenses & other	(151)	(45)
Accounts payable, net	749	19
Accrued expenses	(176)	220
Net cash used in operating activities	$(1,595)	$(2,623)

Cash flows (used in) provided by investing activities:
Proceeds from sales of fixed assets	0	33
Cash used in acquisition	0	(512)
Additions to plant & equipment, net	(8)	0
Net cash used in investing activities	$(8)	$(479)

Cash flows from financing activities:
Net borrowing – line of credit	514	0
Payments – related party note payable	(156)	0
Net cash provided by financing activities	358	$0

Net decrease in cash	(1,245)	(3,102)
Cash at beginning of year	1,292	4,394
Cash at end of year	$47	$1,292

Supplemental cash flows disclosure:
Income taxes paid	$0	$0
Interest paid	55	0
Issuance of related party note payable	$1,000	$0

See accompanying notes to the consolidated financial statements.

NOTES TO THE FINANCIAL STATEMENTS

Note 1. DESCRIPTION OF THE BUSINESS

AG&E Holdings Inc. (the “Company”) through its wholly owned subsidiary American Gaming and Electronics, Inc. (“AG&E”) distributes parts and repairs and services gaming equipment to casinos throughout the United States with offices in Hammonton, New Jersey, Las Vegas, Nevada, Romeoville, Illinois and West Palm Beach, Florida.

Note 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The financial statements of the Company include the accounts of AG&E Holdings Inc. and its wholly-owned subsidiary, American Gaming & Electronics, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation.

Management Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (US GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses, during the reporting period. Actual results could differ from those estimates.

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

Inventory Costing & Obsolescence

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

Intangibles

The fair value of intangible assets with determinable useful lives is amortized on a straight-line basis over the estimated life. Customer relationships are amortized over a 10 year life, while gaming licenses are amortized over a 2 year life. Intangible assets subject to amortization are reviewed for potential impairment whenever events or circumstances indicate that the carrying amount may not be recoverable.

Goodwill

The Company accounted for its goodwill resulting from its purchase of Advanced Gaming Associates, LLC in conformity with US GAAP. US GAAP requires that goodwill not be amortized, but instead be tested for impairment at least annually, which the Company will perform annually in the fourth quarter or more often if circumstances warrant. The Company determined that there was no impairment of goodwill in 2017 by utilization of the market capitalization valuation method in its annual impairment test.

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

Stock Based Compensation

At December 31, 2017, the Company has one stock-based compensation plan, which is described more fully in Note 7. The Company accounts for this plan under the recognition and measurement principles of US GAAP.

Subsequent Events

The Company evaluated subsequent events through the date the financial statements were issued.

Recently Issued Accounting Pronouncements

In May 2014, August 2015 and May 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09 Revenue from Contracts with Customers, ASU 2015-14 Revenue from Contracts with Customers, Deferral of the Effective Date, and ASU 2016-12 Revenue from Contracts with Customers, Narrow-Scope Improvements and Practical Expedients, respectively, which implement Accounting Standards Codification (“ASC”) Topic 606. ASC Topic 606 outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance under US GAAP, including industry-specific guidance. It also requires entities to disclose both quantitative and qualitative information that enable financial statements users to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The amendments in these ASUs are effective for annual periods beginning after December 15, 2017, and interim periods therein. These ASUs may be applied retrospectively with a cumulative adjustment to retained earnings in the year of adoption. We have evaluated this guidance and do not expect a material impact on our historical gaming parts distribution business except for providing additional footnote disclosures related to revenue. We have also evaluated the impact of implementing this guidance as it relates to our gaming equipment servicing business acquired in our acquisition of Advanced Gaming Associates LLC in November 2016 and do not expect a material impact except for providing additional footnote disclosures related to revenue recognition.

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

Note 3. BUSINESS COMBINATIONS

On November 30, 2016, the Company completed the acquisition and merger of Advanced Gaming Associates LLC (“AGA”) with and into AG&E. In connection with this merger, the Company issued to Anthony Tomasello 5,303,816 shares of its common stock. Pursuant to the Merger Agreement, Mr. Tomasello was initially entitled to be issued up to 4,243,052 shares of common stock in two tranches of 2,121,526 shares each upon the Company’s achievement of certain revenue thresholds in each of the two 12-month periods following the closing of the merger. The Company failed to achieve the revenue threshold for the first earn-out period of December 1, 2016 through November 30, 2017 and therefore Mr. Tomasello did not receive additional shares of common stock for such period.

Upon the closing of the merger, the Company issued to Anthony Tomasello a promissory note in the initial principal amount of $1.0 million (the “Earn-Out Note”). The Earn-Out Note bears interest at a rate of 5% per annum, matures on November 30, 2019 and is payable in thirty-six equal payments of $29,971 on the first of each month. Pursuant to the terms of the Earn-Out Note, an additional Earn-Out Note was issued to Mr. Tomasello as of November 30, 2017 because the Company achieved in excess of $5 million in service revenue in the first earn-out period of December 1, 2016 through November 30, 2017. This additional Earn-Out Note has similar terms to the original note with the exception of a maturity date of November 30, 2020. The principal amount outstanding under the Earn-Out Notes was $1.8 million as of December 31, 2017.

Pursuant to the terms of the Earn-Out Note, an additional Earn-Out Note in the principal of $1.0 million could be issued to Mr. Tomasello November 30, 2018 upon the achievement of $7.0 million service revenue for the 12-month period ending November 30, 2018.

The Company recorded operating expense in the amount of $310,000 related to the issuance of the second Earn-Out Note. This expense was partially offset by a credit to operating expense in the amount of $190,000 related to the write-down of the remaining contingent consideration to zero. The write down was based on an evaluation that it is not probable that the two remaining earn-outs for service revenue and new product revenue would be achieved, and therefore that the Company would have no obligation to issue the stock.

The following table summarizes the fair value of total consideration transferred to AGA’s equity holder at November 30, 2016 the closing date:

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

$ Amount (000’s)
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

Note 4. INVENTORY

Net inventory, which includes a valuation reserve of $531 and $99 in 2017 and 2016, respectively, consisted of the following components:

(in 000’s)	December 31,
	2017	2016
Finished Goods	$400	$917
Total	$400	$917

Note 5. DEBT

See Note 3 for a description of the terms of the promissory notes issued to Anthony Tomasello in connection with the acquisition of AGA.

On November 22, 2017, AG&E entered into a $3.5 million revolving credit facility (the “Credit Facility”) with North Mill Capital LLC, pursuant to a Loan and Security Agreement (the “Loan Agreement”). AG&E’s obligations under the Loan Agreement are guaranteed by the Company. The Credit Facility has a term of one year and is collateralized by a first-priority security interest in all of the assets of AG&E. Borrowings under the Credit Facility accrue interest at a fluctuating rate of interest equal to the prime rate plus 0.75%, subject to a floor of 4.75%. Subject to certain exceptions, the Loan Agreement Facility provides for advances under the Credit Facility of up to 85% of eligible accounts receivable. As of December 31, 2017, outstanding borrowings under the Credit Facility were $0.5 million, the interest rate thereunder was 5.25%, and AG&E had additional borrowing availability of $0.4 million under the Credit Facility.

Note 6. STOCK PLANS

The Company maintains a Stock Award Plan under which officers and key employees may acquire up to a maximum of 2,155,028 common shares.

Restricted Shares

All shares granted are governed by the Company’s Stock Award Plan, which was approved by shareholders in 2000 and amended in 2009. The employees can earn the restricted shares in exchange for services to be provided to the Company over a three year or five-year vesting period. The fair value of restricted shares is based on the market price on the grant date. In 2017 and 2016, the Company did not grant any restricted shares. As of December 31, 2017 and 2016, there were no restricted shares outstanding and no unrecognized compensation cost related to unvested stock awards.

Note 7. INTANGIBLE ASSETS, NET

Identifiable intangible assets were comprised of:

$000’s	2017		2016
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer Relationships	$1,500	$163	$1,500	$13
Gaming Licenses	130	70	130	5
Total	$1,630	$233	$1,630	$18

Total amortization of intangible assets was $215,000 and $18,000 in 2017 and 2016, respectively.

Estimated amortization expense over the next five years is:

(in $000’s)	2018	2019	2020	2021	2022	Thereafter
Estimated intangible amortization expense	$210	$150	$150	$150	$150	$587

Note 8. ACCRUED EXPENSES

Accrued expenses consisted of the following items:

	December 31,
(in $000's)	2017	2016
Payroll & related costs	$106	$83
Legal Fees	$55	$61
Rent	$20	$0
Interest Payable	$17	$4
Sales commissions	$11	$9
Other accrued expenses	$43	$52
Total	$252	$209

Note 9. SIGNIFICANT CUSTOMERS AND SUPPLIERS

The Company’s largest customer accounted for 20.3% and 13.9% of total revenues in 2017 and 2016, respectively, and 18% and 32% of total accounts receivable as of December 31, 2017 and December 31, 2016, respectively. The Company’s second largest customer accounted for 10.4% of total revenues in 2017 and 13% of total accounts receivable as of December 31, 2017. No other customer accounted for more than 10% of sales in 2017 or 2016.

Note 10. INCOME TAXES

The effective income tax rates differed from the expected Federal income tax rate (34%) for the following reasons:

(in $000's)	2017	2016
Computed expected tax (benefit) expense	$(609)	$(931)
State income tax expense, net of Federal tax effect	$(101)	$(129)
Change in tax rate due to Tax Cuts and Jobs Act	$1,748	$0
Other, net (primarily change in prior estimates)	$(195)	$739
Change in valuation allowance (regarding current year activity)	$(842)	$313
Income Tax (Benefit) Expense	$1	$(8)

Deferred income taxes reflect the impact of temporary differences between the amounts of assets and liabilities for financial reporting purposes and as measured by income tax regulations. Temporary differences which gave rise to deferred tax assets and deferred tax liabilities consisted of:

	December 31:
(in $000's)	2017	2016
Deferred tax assets:
Allowance for doubtful accounts	$4	$4
Inventory reserve	$151	$40
Capitalized transaction costs	$235	$356
Property, plant, equipment and software, principally depreciation	$1	$(5)
Net operating loss carry forwards	$3,997	$4,833
Alternative minimum tax credit carry forwards	$148	$148
Other	$0	$2
Total gross deferred tax assets	$4,536	$5,378
Less valuation allowance	$(4,536)	$(5,378)
Total net deferred tax assets	$0	$0

On December 22, 2017, the Tax Cuts and Jobs Act (the “Act”) was signed into law. Among other changes, the Act reduces the corporate federal income tax rate from 34% to 21% effective January 1, 2018. As a result of the Act, the Company made the determination to revalue its net deferred tax assets, as deferred tax assets and liabilities are to be measured using enacted rates expected to apply in years in which the deferred tax assets and liabilities are expected to be recovered or settled. The revaluation of the net deferred tax asset resulted in the Company’s deferred tax assets being written down by approximately $1.7 million with an offsetting reduction in the valuation allowance.

An income tax valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company has historically provided a partial valuation allowance on its net deferred tax benefits. As a result of recurring losses in recent years, the Company has reported a full valuation allowance. As of December 31, 2017, the Company has net operating loss carry forwards for Federal income tax purposes of approximately $12,210,000 which are available to offset future Federal taxable income, if any, that begin to expire in 2021. The Company also has a net operating loss carry forward for Illinois state income tax purposes of approximately $15,082,000 as of December 31, 2017. The Company also has alternative minimum tax credit carry forwards of approximately $148,000, which are available to reduce future Federal regular income taxes, if any, over an indefinite period. No unrecognized tax benefits are set to expire in the next twelve months that may have an impact upon the Company’s effective tax rate.

The Company files tax returns in the U.S. federal jurisdiction and various state jurisdictions. The tax years 2014, 2015, 2016 and 2017 remain open to examinations. Our policy is to recognize interest and penalties related to uncertain tax positions in income tax expense. During the twelve months ended December 31, 2017, the Company did not recognize expense for interest or penalties related to income tax, and does not have any amounts accrued at December 31, 2017, as the Company does not believe it has taken any uncertain tax positions.

Note 11. RELATED PARTY

The Company leases the Hammonton facility from a company which is owned by the Company’s Chief Executive Officer. The Hammonton facility lease is currently a month-to-month lease. Total rent paid to this company was approximately $102,000 in 2017 and $8,000 in 2016. The amount due to this company included in accounts payable was $0 as of December 31, 2017 and 2016, respectively.

In 2016, the Company engaged a law firm to provide legal services to the Company which employed as a partner a family member of the Company’s former President and Chief Executive Officer. Total fees paid to this firm were approximately $10,000 in 2016. The amount due to the firm included in accounts payable was $0 as of December 31, 2016.

Note 12. LEASE COMMITMENTS

The Company leases certain buildings, data processing and other equipment under operating lease agreements expiring through the year 2022. The future minimum lease payments required under operating leases are as follows:

Years ending
December 31	(in $000's)
2018	$348
2019	$142
2020	$148
2021	$153
2022	$79
Thereafter	$0
$870

Rent expense related to operating leases was approximately $318,000 and $377,000 during the years ended December 31, 2017 and 2016, respectively.

Note 13. UNAUDITED QUARTERLY FINANCIAL DATA

Selected quarterly data for 2017 and 2016 are as follows:

	2017
(in $000's except per share data)	First	Second	Third	Fourth
Net sales	$3,187	$3,261	$3,391	$3,360
Gross margin	$969	$1,018	$932	$781
Net loss	$(435)	$(290)	$(387)	$(680)

Basic and diluted net loss per share:	$(0.03)	$(0.02)	$(0.02)	$(0.04)

	2016
(in $000's except per share data)	First	Second	Third	Fourth
Net sales	$1,948	$1,402	$1,267	$1,571
Gross margin	$471	$434	$349	$600
Net loss	$(719)	$(837)	$(585)	$(590)

Basic and diluted net loss per share:	$(0.06)	$(0.07)	$(0.05)	$(0.04)

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

Our Disclosure Committee, which is made up of the Company’s Chief Executive Officer and other management staff meets on a quarterly basis and has overview responsibility for these controls and procedures. The Disclosure Committee conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2017.

Based on the evaluation, the Disclosure Committee concluded that as of December 31, 2017, the Company’s disclosure controls are not effective due to the material weaknesses described in “Management’s Annual Report on Internal Control over Financial Reporting”.

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

The Company's President, Chief Financial Officer and other members of the Disclosure Committee conducted an assessment of the effectiveness of the Company's internal control over financial reporting. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013).

Based on such assessment, the Company's Disclosure Committee has concluded that, as of December 31, 2017, the Company’s internal control over financial reporting was not effective due to a material weakness in our internal control over financial reporting as of December 31, 2017, with respect to segregation of duties and related information technology controls regarding user access and change management activities. Specifically, the controls were not designed to provide reasonable assurance that incompatible access within the system, including the ability to record financial and accounting transactions, was appropriately segregated. The Company is currently implementing new user access procedures and controls to remediate this issue.

Except for our review of controls and remediation alternatives described above, there have been no changes in the Company’s internal controls and procedures during the fiscal quarter ended December 31, 2017, that has materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. OTHER INFORMATION

None

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Set forth below are the present directors and executive officers of the Company. There are no arrangements or understandings between any of the directors, officers and other persons pursuant to which such person was selected as a director or an officer.

Name	Age	Position
Anthony Tomasello	57	President and Chief Executive Officer, and Director
Robert M. Pickus	63	Chairman of the Board
Salvatore “Sam” A. Basile	53	Director
John R. Rauen	64	Director
Renee Zimmerman	51	Chief Financial Officer, Secretary and Treasurer

Anthony Tomasello, has served as a Director and President since we acquired AGA on November 30, 2016. Prior to this, he was the Chief Executive Officer and President of AGA, and had held such positions since its inception in 2006. Before starting AGA Mr. Tomasello founded and developed Par-4, Inc. a company focused on the refurbishing of slot machines and related equipment. From 1986 to 1989, Mr. Tomasello was engaged as Technical Manager and later Director of Slot Operations at Trump Castle in Atlantic City, New Jersey. Prior to that Mr. Tomasello spent nine years working in various positions in an Atlantic City casino including Slot Technician, Slot Technical Manager operations and Slot Shift Manager. We believe that Mr. Tomasello’s extensive casino and gaming industry experience makes him well qualified to serve on our board of directors.

Robert M. Pickus is currently the Managing Director GCA Holdings, LLC and the Chief Executive Officer of its subsidiary, GDA Leisure, LLC, a diversified business development and advisory firm. Prior to this, from 1985 to 2010, he served in various roles for Trump Entertainment Resorts, which filed for Chapter 11 bankruptcy protection in 2009. Mr. Pickus served as a member of the board of directors of Valley Forge Casino Resort from 2014 to 2016. In addition, he serves as regulatory counsel to EPR Properties, a publicly-traded REIT. We believe that Mr. Pickus’ broad legal and management experience in the gaming industry makes him well qualified to serve on our board of directors.

Salvatore “Sam” A. Basile is currently the Chief Executive Officer of Zitro USA Inc., a privately held and wholly-owned subsidiary of Zitro Sárl, a manufacturer and supplier of electronic video bingo machines. He is also a sole practicing attorney in the areas of regulatory gaming compliance, gaming intellectual property and gaming business development. He also currently serves as the non-executive and independent chairman of the gaming compliance committee for NYX Gaming Group Limited, a TSX Venture Exchange listed company. We believe that Mr. Basile’s combination of business and regulatory experience in the gaming industry makes him well qualified to serve on our board of directors.

John R. Rauen is retired and most recently served as Vice President of Development of Penn National Gaming, Inc. in 2015 after spending approximately fifteen years in various managerial roles with that organization. Prior to this, he served in various executive, financial and managerial capacities for several different gaming companies. Mr. Rauen is a certified public accountant, and received a Bachelor of Science from Trenton State College (now The College of New Jersey) in 1976. We believe that Mr. Rauen’s management experience makes him well qualified to serve on our board of directors.

Renee Zimmerman has served as our Chief Financial Officer, Secretary and Treasurer since November 2016. Prior to joining the Company, Ms. Zimmerman was the Manager – Finance & Administration for Navistar Inc. Prior to this, from September 2006 to December 2015, she served in various officer roles for the Company, including as Senior Vice President, Chief Financial Officer, Secretary and Treasurer of the Company from October 2014 to December 2015. Before joining the Company in 2006, she was Senior Finance Manager at Tellabs Inc. from September 2002 to September 2006 and Cost Accounting Manager at Knowles Electronics, a hearing aid transducer manufacturer, from April 2001 to September 2002. Ms. Zimmerman has notified the Company of her intention to resign as an officer of the Company effective as of April 13, 2018.

Section 16(a) Beneficial Ownership Reporting Compliance

We are required to identify each person who was an officer, director or beneficial owner of more than 10% of our registered equity securities during our most recent fiscal year and who failed to file on a timely basis reports required by Section 16(a) of the Securities Exchange Act of 1934. Based solely upon a review of Forms 3 and 4 and amendments thereto filed with the SEC during the year ended December 31, 2017, no person who, at any time during the year ended December 31, 2017 was a director, officer or beneficial owner of more than 10 percent of the Company’s Common Stock failed to file on a timely basis, as disclosed in the above forms, reports required by Section 16(a) of the Exchange Act during the year ended December 31, 2017.

Code of Conduct

We have adopted a Code of Conduct that applies to all employees including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. Our Code of Conduct is designed to deter wrongdoing and promote: (i) honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships; (ii) full, fair, accurate, timely and understandable disclosure in reports and documents that we file with, or submit to, the SEC and in our other public communications; (iii) compliance with applicable governmental laws, rules and regulations; (iv) the prompt internal reporting of violations of the code to an appropriate person or persons identified in the code; (v) accountability for adherence to the code; (vi) consistent enforcement of the code, including clear and objective standards for compliance; and (vii) protection for persons reporting any such questionable behavior. Our Code of Conduct is available on our website at www.agegaming.com, and may be obtained without charge upon written request directed to Attn: Secretary, AG&E Holdings Inc., 223 Pratt Street, Hammonton, New Jersey 08037.

Item 11. EXECUTIVE COMPENSATION

The following table contains information concerning the compensation paid during our fiscal years ended December 31, 2017 and 2016 to (i) the person who served as our Chief Executive Officer during 2017, and (ii) our other executive officer as of December 31, 2017 whose compensation exceeded $100,000 (collectively, our “NEOs”).

Summary Compensation Table

Name and principal position	Year	Salary ($)	Bonus ($)	All other Compensation ($)	Total ($)
Anthony Tomasello (1)	2017	385,000	—	28,721(3)	413,721
President and Interim Chief Executive Officer	2016	25,173	—	—	25,173

Renee Zimmerman(2)	2017	185,581	—	14,546(5)	200,127
Chief Financial Officer, Treasurer and Secretary	2016	14,231	0	48,747(4)	62,978

(1)	Mr. Tomasello was appointed as our President and Chief Executive Officer on November 30, 2016.
(2)	Ms. Zimmerman left the Company on December 8, 2015 and subsequently returned to the Company on November 28, 2016.
(3)	Amount shown represents costs associated with providing Mr. Tomasello with a $14,947 automobile allowance, $5,640 car insurance and $8,134 for life insurance.
(4)

Amount shown represents costs associated with providing Ms. Zimmerman with a $692 automobile allowance and payment of $48,055 for consulting services provided by Ms. Zimmerman to the Company from January 1, 2016 through November 25, 2016.

(5)	Amount shown represents costs associated with providing Ms. Zimmerman with a $8,996 automobile allowance and a $5,550 company match 401K contribution.

Narrative Disclosure to Summary Compensation Table

We provide compensation to our executives, including our NEOs, in the form of base salaries, annual cash incentive awards and participation in various employee benefit plans and arrangements, including participation in a qualified 401(k) retirement plan and health and welfare benefits on the same basis as offered to other full-time employees.

Base Salaries

We pay our NEOs a base salary to compensate them for the satisfactory performance of services rendered to the Company. The base salary payable to each NEO is intended to provide a fixed component of compensation reflecting the executive’s skill set, experience and responsibilities and has historically been set at levels deemed necessary to attract and retain individuals with superior talent.

Our NEOs’ base salaries for 2017 were $385,000 for Mr. Tomasello, $185,000 for Ms. Zimmerman.

Performance Bonuses

We offer our NEOs the opportunity to earn annual cash incentive awards to compensate them for attaining short-term Company or individual performance goals. Each NEO has an annual target bonus that is expressed as a percentage of his annual base salary, which is described in more detail under the heading “Executive Employment Agreements” below.

Retirement, Health, Welfare and Additional Benefits

Our NEOs are eligible to participate in our employee benefit plans and programs, including medical and dental benefits, long-term care benefits, and short- and long-term disability and life insurance, to the same extent as our other full time employees, subject to the terms and eligibility requirements of those plans. We sponsor a 401(k) defined contribution plan in which our NEOs may participate, subject to limits imposed by the U.S. Internal Revenue Code of 1986, as amended, to the same extent as our other full time employees. Currently, we match 50% of contributions made by participants in the 401(k) plan, up to 6% of eligible compensation. Matching contributions vest over a five year period. Our NEOs are also entitled to certain perquisites, such as car allowances and insurance premium reimbursements.

Executive Employment Agreements

We have entered into employment agreements with Mr. Tomasello and Ms. Zimmerman. Certain key terms of these agreements are described below.

Mr. Tomasello

We entered into an employment agreement with Mr. Tomasello on November 30, 2016 for a term that ended on November 30, 2017; however, the agreement provides that each party will negotiate any extension in good faith1. The agreement entitled Mr. Tomasello to an annual base salary of $385, 000 per year. Mr. Tomasello would have been entitled to a bonus equal to 2% of the Company’s earnings before interest, taxes, depreciation and amortization, or EBITDA, had the Company exceeded $600,000 of EBITDA for the 12-month period ended November 30, 2017.

Ms. Zimmerman

We entered into an employment agreement with Ms. Zimmerman on November 28, 2016. Ms. Zimmerman’s employment agreement provides for a term that will end on November 28, 2019. However, Ms. Zimmerman has informed us of her intention to resign effective as of April 13, 2018. The agreement entitles Ms. Zimmerman to an annual base salary of $185,000 in the first year, $195,000 in the second year, and $210,000 in the third year. In addition, Ms. Zimmerman is entitled to a bonus as determined by the Company’s compensation committee.

Director Compensation

The table below sets forth the compensation paid to our non-employee directors for their service on our board of directors during 2017.

Name	Fees earned or paid in cash ($)	Stock awards ($)	All other compensation ($)	Total ($)
Salvatore “Sam” A. Basile	22,000	—	—	22,000
Robert M. Pickus	22,000	—	—	22,000
Michael Shor(1)	22,000	—	—	22,000
John R. Rauen(2)	—	—	—	—

(1)	Mr. Shor resigned effective February 1, 2018.
(2)	Mr. Rauen became a director on February 15, 2018.

We have a director compensation policy pursuant to which non-employee directors may receive a combination of cash and equity-based awards as compensation for their services on our board of directors. Such directors are also reimbursed for out-of-pocket expenses associated with attending board and committee meetings. All directors will be indemnified by us for actions associated with being a director to the fullest extent permitted under Illinois law.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

PRINCIPAL SHAREHOLDERS

The following table sets forth, as of March 12, 2018, information with respect to the securities holdings of our directors, executive officers and all persons that we, pursuant to filings with the SEC and our stock transfer records, have reason to believe may be deemed the beneficial owner of more than 5% of our common stock. The following table also sets forth, as of such date, the beneficial ownership of our common stock by all of our current officers and directors, both individually and as a group.

The beneficial owners and amount of securities beneficially owned have been determined in accordance with Rule 13d-3 under the Exchange Act, and, in accordance therewith, include all shares of our common stock that may be acquired by such beneficial owners within 60 days of March 12, 2018 upon the exercise or conversion of any options, warrants or other convertible securities.

Beneficial Owner(1)	Number of shares		Percent of class (2)
Sam Basile	—		—
Anthony Tomasello	5,303,816	(3)	31.29%
Robert Pickus	—		—
Renee Zimmerman	6,121		*
John R Rauen	—		—
Executive Officers and Directors as a group (5 persons)	5,309,937		31.3%

*	Represents less than one percent.

(1)	Unless otherwise indicated, the address for all beneficial owners in this table is c/o AG&E Holdings Inc., 223 Pratt Street, Hammonton, New Jersey 08037.

(2)	Based on 16,953,176 shares of common stock outstanding as of March 12, 2018.

(3)	Does not include up to 2,121,526 shares of common stock issuable as additional merger consideration based upon the performance of the Company during the second year after completion of the merger.

Equity Compensation Plan Information

	Number of common shares to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of common shares remaining available for future issuance under equity compensation plans (excluding shares reflected in column (a)) (c)

Equity compensation plans approved by security holders	—	$—	258,243
Equity compensation plans not approved by security holders	—	$—	—

	—	$—	258,243

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Director Independence

Our Board has determined that Messrs. Basile, Pickus and Rauen are independent and that Mr. Tomasello is not independent. In making this determination, our Board considered the rules of the New York Stock Exchange MKT Exchange (NYSE MKT) and the SEC. Our Board also reviewed information provided by the directors and nominees in questionnaires and other certifications concerning their relationships to our Company (including relationships of each director’s immediate family members and other associates to our Company).

Agreements with Anthony Tomasello

We have entered into the following agreements with Mr. Tomasello.

Earn-Out Notes

Upon our acquisition of AGA, we issued to Mr. Tomasello, a promissory note in the initial principal amount of $1.0 million (the “Earn-Out Note”). The Earn-Out Note bears interest at a rate of 5% per annum, matures on November 30, 2019 and is payable in thirty-six equal payments of $29,971 on the first of each month. Pursuant to the terms of the Earn-Out Note, an additional Earn-Out Note was issued to Mr. Tomasello as of November 30, 2017 because the Company achieved in excess of $5 million in service revenue in the first earn-out period of December 1, 2016 through November 30, 2017. The principal amount outstanding under the Earn-Out Notes was $1.8 million as of December 31, 2017.

Pursuant to the terms of the Earn-Out Note, an additional Earn-Out Note in the principal of $1.0 million could be issued to Mr. Tomasello November 30, 2018 upon the achievement of $7.0 million service revenue for the 12-month period ending November 30, 2018.

Voting Agreement

Upon the Closing and pursuant to the Merger Agreement, Mr. Tomasello also entered into the Voting Agreement, pursuant to which Mr. Tomasello has agreed to, among other things, (i) limit his ability to acquire or transfer shares of common stock of the Company for two years after the Closing, (ii) vote his shares of common stock of the Company consistently with the then-constituted Board, and (iii) with respect to the election of directors to the Board, vote his shares of common stock of the Company for the individuals nominated for election by the Nominating and Governance Committee of the Board.

Agreements with Anthony Spier

On December 1, 2016, Anthony Spier, our former Chief Executive Officer and member of our board of directors, entered into a consulting agreement with the Company, which agreement expires on June 1, 2018 (the “Consulting Agreement”). Pursuant to this Consulting Agreement, Mr. Spier provides consulting services to the Company for an annual consulting fee of $125,000 per annum, in addition to reimbursement for reasonable out-of-pocket expenses incurred by Mr. Spier in connection with his consulting services. Mr. Spier resigned as a director upon entering into the Consulting Agreement.

Procedures for Review, Approval and Ratification of Related Person Transactions

Our board of directors has adopted a written policy on transactions with related persons that provides that the board of directors or its authorized committee will review on at least a quarterly basis all transactions with related persons that are required to be disclosed under SEC rules and, when appropriate, initially authorize or ratify all such transactions. In the event that the board of directors or its authorized committee considers ratification of a transaction with a related person and determines not to so ratify, the written policy on transactions with related persons provides that our management will make all reasonable efforts to cancel or annul the transaction.

The written policy on transactions with related persons provides that, in determining whether or not to recommend the initial approval or ratification of a transaction with a related person, the board of directors or its authorized committee should consider all of the relevant facts and circumstances available, including (if applicable) but not limited to whether the transaction is on terms comparable to those that could be obtained in arm’s length dealings with an unrelated third party and the extent of the related person’s interest in the transaction and whether entering into the transaction would be consistent with the written policy on transactions with related persons.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit and Related Fees

The following table presents fees for professional audit services performed for the audit of our annual financial statements for the years ended December 31, 2017 and 2016 and fees billed and unbilled for other services rendered by it during those periods.

	Year ended December 31,
	2017	2016
Audit fees	$143,000	$142,000
Audit related fees	—	12,000
Tax fees	25,000	25,000
All other fees	—	—
	$168,000	$179,000

Audit Fees

Audit fees consist of fees, billed and unbilled, for professional services rendered for the audit of our consolidated financial statements and interim reviews and services that are normally provided by our independent registered public accountants in connection with statutory and regulatory filings or engagements.

Audit-Related Fees

Audit-related fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our quarterly consolidated financial statements and are not reported under “Audit Fees.”

Tax Fees

Tax fees consists of fees billed for professional services for tax compliance, tax advice and tax planning. These services include assistance regarding federal and state tax compliance and mergers and acquisitions.

All Other Fees

All other fees consist of fees billed for products and services provided not described above.

Audit Committee Pre-Approval Policies and Procedures

Our board of directors has adopted a written policy for the pre-approval of all audit and permissible non-audit services which Plante Moran provides. The policy balances the need for Plante Moran to be independent while recognizing that in certain situations Plante Moran may possess both the technical expertise and knowledge of our business to best advise us on issues and matters in addition to accounting and auditing. In general, our independent registered public accounting firm cannot be engaged to provide any audit or non-audit services unless the engagement is pre-approved by the audit committee. All of the fees identified in the table above were approved in accordance with SEC requirements.

PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1) The following financial statements required by Part II, Item 8 of this annual report and are included hereto:

-	Report of Independent Registered Accounting Firm

-	Consolidated Balance Sheets as of December 31, 2017 and 2016

-	Consolidated Statements of Operations for years ended December 31, 2017 and 2016

-	Consolidated Statements of Shareholders’ Equity for years ended December 31, 2017 and 2016

-	Consolidated Statements of Cash Flows for years ended December 31, 2017 and 2016

-	Notes to the Consolidated Financial Statements

(3) (c) The following exhibits are incorporated by reference or filed herewith:

2.1	Agreement and Plan of Merger by and among the Company, American Gaming & Electronics, Inc., Advanced Gaming Associates LLC, the Company Member and the Company Representative dated as of April 12, 2016, filed as Exhibit 10.1 of the Company’s Current Report on Form 8-K dated April 13, 2016 and incorporated herein by reference.

2.2	Amendment No. 1 to Agreement and Plan of Merger dated July 20, 2016, filed as Exhibit 2.1 of the Company’s Current Report on Form 8-K dated June 7, 2016 and incorporated herein by reference.

3.1	Articles of Incorporation of the Company, as amended, filed as Exhibit 3.1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 1994 and incorporated herein by reference.

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

10.6

Promissory Note between the Company and Anthony Tomasello in the principal amount of $1,000,000 dated November 30, 2016, filed as Exhibit 10.1 of the Company’s Current Report on Form 8-K dated November 30, 2016 and incorporated herein by reference.

10.7

Employment Agreement by and between the Company and Anthony Tomasello dated November 30, 2016, filed as Exhibit 10.2 of the Company’s Current Report on Form 8-K dated November 30, 2016 and incorporated herein by reference.

10.8

Nondisclosure, Intellectual Property, Noncompetition and Nonsolicitation Agreement dated November 30, 2016, filed as Exhibit 10.3 of the Company’s Current Report on Form 8-K dated November 30, 2016 and incorporated herein by reference.

10.9	Voting Agreement dated November 30, 2016, filed as Exhibit 10.4 of the Company’s Current Report on Form 8-K dated November 30, 2016 and incorporated herein by reference.

10.10	Loan and Security Agreement, dated November 22, 2017, by and between American Gaming & Electronics, Inc. and North Mill Capital LLC, filed as Exhibit 10.1 of the Company’s Current Report on Form 8-K dated November 22, 2017 and incorporated herein by reference.

10.11	Corporate Guaranty, dated November 22, 2017, by the Company in favor of North Mill Capital LLC, filed as Exhibit 10.2 of the Company’s Current Report on Form 8-K dated November 22, 2017 and incorporated herein by reference.

14.1	Wells-Gardner Code of Business Conduct and Ethics filed as Exhibit 14.0 of the Company's Annual Report on Form 10-K for the year ended December 31, 2008 and incorporated herein by reference.

23.1*	Consent of Plante & Moran, PLLC.

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Statement of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation

101.DEF	XBRL Taxonomy Extension Definition

101.LAB	XBRL Taxonomy Extension Labels

101.PRE	XBRL Taxonomy Extension Presentation

* filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AG&E HOLDINGS INC.

By:	/s/ ANTHONY TOMASELLO	President
	Anthony Tomasello	& Chief Executive Officer (Principal Executive Officer)	March 29, 2018

	/s/ RENEE ZIMMERMAN	Chief Financial Officer,
	Renee Zimmerman	Secretary & Treasurer
		(Principal Financial and Accounting Officer)	March 29, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated.

/s/ ROBERT PICKUS
Robert Pickus	Chairman of the Board	March 29, 2018

/s/ JOHN RAUEN
John Rauen	Director	March 29, 2018

/s/ SAM BASILE
Sam Basile	Director	March 29, 2018

/s/ ANTHONY TOMASELLO
Anthony Tomasello	Director, President and Chief Executive Officer (Principal Executive Officer)	March 29, 2018

/s/ RENEE ZIMMERMAN
Renee Zimmerman	Chief Financial Officer, Secretary & Treasurer (Principal Financial and Accounting Officer)	March 29, 2018

FINANCIAL SCHEDULE

Schedules not included with this additional financial data have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS (in $000’s)

	Year Ended December 31,
ALLOWANCE FOR DOUBTFUL ACCOUNTS	2017	2016	2015
Beginning balance	$10	$4	$103
Additions charged to expense	$13	$7	$109
Deductions	$(8)	$(1)	$(108)
Balance at end of year	$15	$10	$4

INVENTORY OBSOLESCENCE RESERVE:
Beginning balance	$98	$66	$100
Additions charged to expense	$456	$48	$138
Deductions	$(23)	$(16)	$(172)
Balance at end of year	$531	$98	$66

DEFERRED TAX ASSET VALUATION ALLOWANCE:
Beginning balance	$5,378	$5,066	$4,703
Additions charged (credited to) to expense	$(842)	$312	$363
Balance at end of year	$4,536	$5,378	$5,066