Form 10-Q
period 2018-03-31
AG&E HOLDINGS INC.
filed 2018-05-21
CIK 105608

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2018
or
[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____________ to ____________

Commission File Number 1-8250

AG&E Holdings Inc.

(Exact name of registrant as specified in its charter)

Illinois	36-1944630
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

223 Pratt Street, Hammonton, New Jersey	08037
(Address of principal executive offices)	(Zip Code)

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

As of May 4, 2018, approximately 16,953,000 shares of the Common Stock, $1.00 par value of the registrant were outstanding.

AG&E HOLDINGS INC.

FORM 10-Q TABLE OF CONTENTS

For The Three Months Ended March 31, 2018

PART I – FINANCIAL INFORMATION

Item 1.
Financial Statements:		3

Condensed Consolidated Statements of Operations (unaudited)
-	Three Months Ended March 31, 2018 & 2017	3

Condensed Consolidated Balance Sheets (unaudited)
-	March 31, 2018 & December 31, 2017	4

Condensed Consolidated Statements of Cash Flows (unaudited)
-	Three Months Ended March 31, 2018 & 2017	5

Notes to the Unaudited Condensed Consolidated Financial Statements		6

Item 2.
Management's Discussion & Analysis of Financial Condition & Results of Operations		9

Item 4.
Controls & Procedures		11

PART II - OTHER INFORMATION

Item 1A.
Risk Factors		12

Item 6.
Exhibits		12

SIGNATURES		13

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

(in $000’s except for share & per share data)

	Three Months Ended March 31,
	2018	2017
Net sales	$2,822	$3,187
Cost of sales	2,051	2,218
Gross margin	771	969
Selling & administrative costs	1,634	1,288
Transaction related costs	0	50
Intangible amortization	54	54
Operating loss	(917)	(423)
Other expense:
Interest	30	12
Loss before income tax	(947)	(435)
Income tax expense	0	0
Net loss	$(947)	$(435)

Basic and Diluted net loss per common share	$(0.06)	$(0.03)

Basic common weighted shares outstanding	16,953,176	16,953,176
Diluted common weighted shares outstanding	16,953,176	16,953,176

See accompanying notes to the unaudited condensed consolidated financial statements

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

(in $000’s except for share information)

	March 31, 2018	December 31, 2017
ASSETS
Current Assets:
Cash	$49	$47
Accounts receivable, net	2,143	2,117
Inventory	383	400
Prepaid expenses & other assets	630	486
Total current assets	$3,205	$3,050

Property, Plant & Equipment (at cost):
Leasehold improvements	3	3
Machinery, equipment & software	2,258	2,224
less: Accumulated depreciation & amortization	(2,208)	(2,204)
Property, plant & equipment, net	$53	$23

Other Assets:
Intangible Assets, net	1,343	1,397
Goodwill	1,152	1,152
Total other assets	$2,495	$2,549
Total Assets	$5,753	$5,622

LIABILITIES & SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$1,425	$1,225
Note payable – related party	617	327
Note payable – line of credit	865	514
Unearned revenue	223	2
Severance payable	180	0
Accrued expenses	310	250
Total current liabilities	$3,620	$2,318

Long term Liabilities:
Note payable – related party	1,174	1,517
Severance payable	119	0
Total long term liabilities	$1,293	$1,517
Total Liabilities	$4,913	$3,835

Shareholders' Equity:
Common shares:
$1 par value; 25,000,000 shares authorized; 16,953,176 shares issued and outstanding at March 31, 2018 and December 31, 2017	16,953	16,953
Capital in excess of par value	688	688
Accumulated deficit	(16,801)	(15,854)
Total Shareholders' Equity	$840	$1,787
Total Liabilities & Shareholders’ Equity	$5,753	$5,622

See accompanying notes to the unaudited condensed consolidated financial statements

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW (unaudited)
(in $000’s)
	Three Months Ended
	March 31,	March 31,
	2018	2017
Cash flows from operating activities:
Net loss	$(947)	$(435)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	58	67
Bad debt expense	(10)	2
Changes in current assets & liabilities
Accounts receivable	(16)	(977)
Inventory	17	(6)
Prepaid expenses & other	(144)	(93)
Accounts payable	200	379
Unearned revenue	221	0
Severance payable	299	0
Accrued expenses	60	130
Net cash used in operating activities	$(262)	$(933)
Cash used in investing activities:
Additions to plant & equipment	(34)	(2)
Net cash used in investing activities	$(34)	$(2)
Cash (used in) provided by financing activities:
Repayment – Note payable	(53)	(26)
Net borrowing – Line of credit	351	0
Net Cash (used in) provided by financing activities	$298	$(26)

Net increase (decrease) in cash	2	(961)
Cash at beginning of period	47	1,292
Cash at end of period	$49	$331
Supplemental cash flow disclosure:
Interest paid	$29	$13
Taxes paid	$0	$0

See accompanying notes to the unaudited condensed consolidated financial statements

AG&E HOLDINGS INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

1.       Description of the Business

AG&E Holdings Inc. (the “Company”) through its wholly owned subsidiary American Gaming & Electronics, Inc. (“AG&E”) distributes parts, and repairs and services gaming equipment to casinos throughout the United States with offices in Hammonton, New Jersey, Las Vegas, Nevada, Romeoville, Illinois and West Palm Beach, Florida.

2.       Summary of Significant Accounting Policies

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, which are necessary for a fair presentation of the financial position and results of operations for the periods presented. These condensed consolidated financial statements were prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all information or footnotes necessary for a complete presentation in conformity with accounting principles generally accepted in the United States. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2017. The results of operations for the three months ended March 31, 2018 are not necessarily indicative of the operating results for the full year.

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

3.        Debt

Note payable – related party

On November 30, 2016, the Company issued a promissory note (the “Earn-Out Note”) to Anthony Tomasello, our President, as part of the merger transaction with Advanced Gaming Associates LLC. The note had a principal amount of $1.0 million and an interest rate of 5% per annum. The note matures on November 30, 2019 and is payable in thirty-six equal payments of $29,971 on the first of each month. Pursuant to the terms of the Earn-Out Note, an additional Earn-Out Note was issued to Mr. Tomasello as of November 30, 2017 because the Company achieved in excess of $5 million in service revenue in the first earn-out period of December 1, 2016 through November 30, 2017. This additional Earn-Out Note has similar terms to the original note with the exception of a maturity date of November 30, 2020. The principal amount outstanding under the Earn-Out Notes was $1.8 million as of March 31, 2018. Pursuant to the terms of the original Earn-Out Note, an additional Earn-Out Note in the principal of $1.0 million could be issued to Mr. Tomasello as of November 30, 2018 upon the achievement of $7.0 million of service revenue for the 12-month period ending November 30, 2018. At March 31, 2018, it was not probable that service revenue would achieve $7.0 million for the 12-month period ending November 30, 2018. Therefore, no accrual was made for this contingency. Payments of principal and interest on the Earn-Out Note are deferred while balances remain payable on the North Mill Capital, LLC revolving credit facility described below.

Note payable – line of credit

On November 22, 2017, AG&E entered into a $3.5 million revolving credit facility (the “Credit Facility”) with North Mill Capital LLC (“North Mill”), pursuant to a Loan and Security Agreement (the “Loan Agreement”). AG&E’s obligations under the Loan Agreement are guaranteed by the Company. The Credit Facility has a term of one year and is collateralized by a first-priority security interest in all of the assets of AG&E. Borrowings under the Credit Facility accrue interest at a fluctuating rate of interest equal to the prime rate plus 0.75%, subject to a floor of 4.75%. Subject to certain exceptions, the Loan Agreement provides for advances under the Credit Facility of up to 85% of eligible accounts receivable. As of March 31, 2018, outstanding borrowings under the Credit Facility were $865,000, the interest rate thereunder was 5.25%, and AG&E had additional borrowing availability of $341,000 under the Credit Facility based on eligible collateralized assets. The Loan Agreement will terminate on November 22, 2018 unless extended in writing by North Mill for an additional year. There is no assurance that North Mill will extend the Loan Agreement beyond the termination date.

4.         Severance Payable

In March 2018, the Company agreed to a separation agreement with a contracted employee for severance pay and insurance reimbursements totaling $299,000, of which $180,000 is included in current liabilities. The separation agreement requires monthly payments of approximately $15,000 commencing in April 2018 through November 2019.

5.       Stock Plans

The Company maintains a Stock Award Plan under which officers and key employees may acquire up to a maximum of 2,155,028 restricted shares of common stock of the Company. As of March 31, 2018 and December 31, 2017, there were no restricted shares outstanding and no unrecognized compensation cost related to unvested stock awards.

6.        Inventory

Our inventory consists entirely of finished goods as of March 31, 2018 and December 31. 2017.

7.        Income Taxes

An income tax valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company has net deferred tax assets of approximately $4.8 million at March 31, 2018, which are completely offset by a valuation allowance.  As of March 31, 2018, the Company has net operating loss carry forwards for Federal income tax purposes of approximately $12.9 million, which are available to offset future Federal taxable income, if any. The Federal net operating loss carry forwards begin to expire in 2021. The Company also has a net operating loss carry forward for Illinois state income tax purposes of approximately $15.7 million as of March 31, 2018.  The Company also has alternative minimum tax credit carry forwards of approximately $148,000, which are available to reduce future Federal regular income taxes, if any, over an indefinite period. No unrecognized tax benefits are set to expire in the next twelve months that may have an impact upon the Company’s effective tax rate.

The Company files tax returns in the U.S. federal jurisdiction and various state jurisdictions. The tax years 2014, 2015, 2016 and 2017 remain open to examinations. Our policy is to recognize interest and penalties related to uncertain tax positions in income tax expense. During the three months ended March 31, 2018, the Company did not recognize expense for interest or penalties related to income tax, and does not have any amounts accrued at March 31, 2018, as the Company does not believe it has taken any uncertain income tax positions.

8.        Revenue Recognition

In May 2014, August 2015 and May 2016, the FASB issued ASU 2014-09 Revenue from Contracts with Customers, ASU 2015-14 Revenue from Contracts with Customers, Deferral of the Effective Date, and ASU 2016-12 Revenue from Contracts with Customers, Narrow-Scope Improvements and Practical Expedients, respectively, which implement ASC Topic 606. ASC Topic 606 outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance under U.S. GAAP, including industry-specific guidance. It also requires entities to disclose both quantitative and qualitative information that enable financial statements users to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The amendments in these ASUs are effective for annual periods beginning after December 15, 2017, and interim periods therein. These ASUs may be applied retrospectively with a cumulative adjustment to retained earnings in the year of adoption. As of January 1, 2018, the Company adopted this guidance and it did not have a material impact on our core business except for providing additional footnote disclosures related to revenue.

The Company records revenue under ASC Topic 606 at a single point in time, when control of the promised products or services is transferred to the customer, which is consistent with past practice. The Company’s revenue results from two sources, Parts and Service. All revenues for these two revenue streams are recorded for Parts when sold and Service when performed.  Revenue is recognized at an amount that reflects the consideration to which the entity expects to be entitled in exchange for those products or services. The Company does not have any agreements or contracts that have special provisions which would affect revenue recognition.

When consideration is received, or such consideration is unconditionally due, from a customer prior to transferring goods or services to the customer under the terms of a sales contract, we record unearned revenue, which represents a contract liability. Unearned revenue was $223,000 as of March 31, 2018 and $2,000 as of December 31, 2017. Unearned revenue was recorded as a result of customer deposits and not as a requirement of the newly implemented revenue recognition standard.

We recognize unearned revenue as net sales after we have transferred control of the goods or services to the customer and all revenue recognition criteria are met. The adoption of the new standard would have had no effect on the revenues, earnings and cash flows reported for the year ended December 31, 2017, had it been adopted prior to January 1, 2018.

For the first quarter of 2018, Parts and Service revenues were $1,288,000 and $1,534,000, respectively.

9.         Recent Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases (ASU No. 2016-02), which will replace the existing guidance in ASC 840, Leases. The updated standard aims to increase transparency and comparability among organizations by requiring lessees to recognize lease assets and lease liabilities on the balance sheet and requiring disclosure of key information about leasing arrangements. This amendment is effective for the Company in the fiscal year beginning after December 15, 2019, but early adoption is permissible. When the standard becomes effective, we expect that our property, plant and equipment will increase due to the addition of assets under lease.  Lease liabilities will have a corresponding increase.  There is not expected to be a significant impact on the statement of operations or on the Company’s cash flows.

10.        Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. For the three months ended March 31, 2018, the Company had negative cash flows of $262,000 from operating activities. As of March 31, 2018 and December 31, 2017, the Company had an accumulated deficit of $16.8 million and $15.9 million, respectively. In addition, the Credit Facility will terminate on November 22, 2018 unless extended in writing by North Mill.  There is no assurance that North Mill will extend the Credit Facility beyond the termination date. In order to meet its current working capital needs, the Company intends to seek additional funding for its operations through a working capital loan and/or equity funding arrangements, although there can be no assurance that the Company will be successful in these efforts. The Company’s ability to raise funds in the equity market may be impacted by the absence of a liquid trading market in its common stock. The Company heavily relies on one customer for revenue generation and one vendor for parts that it sells (“Significant Vendor”). In the first quarter of 2018, total cost of goods sold for Parts sales were comprised of approximately 52% of the purchases from the Significant Vendor. In addition, on April 25, 2018, the Company was placed on credit hold by its Significant Vendor that supplies it with a necessary component for certain of its products. If the Company is unable to timely resolve this vendor issue, the Company will experience decreased sales in the second quarter, and its financial results will be adversely affected.  These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

11.           Related Party

The Company leases the Hammonton facility from a company which is owned by the Company’s Chief Executive Officer. The Hammonton facility lease is currently a month-to-month lease. For the three months ended March 31, 2018 and 2017, total rent paid to this company was approximately $26,000 and $17,000, respectively. The amount due to this company included in accounts payable was $0 as of March 31, 2018 and December 31, 2017.

Cautionary Note Regarding Forward Looking Statements

This report contains forward-looking statements – that is, statements related to future, not past, events. In this context, forward-looking statements often address our expected future business and financial performance and financial condition, and often contain words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “see,” or “will.” These forward-looking statements are not guarantees and are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. For us, particular uncertainties that could cause our actual results to be materially different than those expressed in our forward-looking statements include: our ability to obtain required financing; changes in business conditions; changes in the marketplace; continued services of our executive management team; regulatory developments; acquisition matters; and statements of assumption underlying any of the foregoing, as well as other factors set forth under the caption “Risk Factors” in this report and our Annual Report on Form 10-K for the year ended December 31, 2017 filed with the Securities and Exchange Commission. All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the foregoing. We assume no duty to update or revise our forward-looking statements.

Item 2. Management's Discussion & Analysis of Financial Condition & Results of Operations

Three Months Ended March 31, 2018 & 2017

For the first quarter ended March 31, 2018, net sales decreased $366,000 or 11%, to $2.8 million compared to $3.2 million in the first quarter 2017.  This decrease was attributable to reduced parts sales.

Gross margin for the first quarter of 2018 decreased $198,000, or 20%, to $771,000, or 27.6% of sales compared to $1.0 million, or 31.9% of sales in the first quarter of 2017.  Gross margin decreased due to reduced parts sales. Year to year gross margin percentages were reduced due to increased service revenue at lower gross margin rates.

Operating expenses increased $346,000 to $1.6 million in the first quarter of 2018 compared to $1.3 million in the first quarter of 2017. The increase was primarily due to the accrual of severance pay of $0.3 million under a separation agreement with a contracted employee who terminated employment in the quarter ended March 31, 2018.

Operating loss was $(917,000) in the first quarter of 2018 compared to $(423,000) in the first quarter of 2017, resulting in a $(495,000) operating loss increase.  The increased loss was primarily due to reduced sales and the severance costs in the quarter ended March 31, 2018.

Interest expense was $30,000 in the first quarter of 2018 compared to $12,000 in the first quarter of 2017 due to interest on the promissory note issued to Anthony Tomasello and on the Credit Facility, which did not exist in the first quarter of 2017.

We did not have income tax expense in the first quarter of 2018 or 2017.

Net loss was $(947,000) for the first quarter of 2018 compared to $(435,000) for the first quarter of 2017. For the first quarter of 2018, basic and diluted loss per share were $(0.06) compared to $(0.03) basic and diluted earnings per share in the first quarter of 2017.

Liquidity & Capital Resources

Three Months Ended March 31, 2018

Accounts receivable increased $26,000 to $2.1 million at March 31, 2018.  Inventory decreased $17,000 to $383,000 at March 31, 2018.   The decrease was primarily due to an increase in the reserve for slow moving stock. Prepaid expenses increased $144,000 in the first quarter of 2018 primarily due to the purchase of equipment for the anticipated sale of slot machines to be made in the second quarter of 2018. Accounts payable increased $200,000 to $1.4 million at March 31, 2018 compared to $1.2 million at December 31, 2017.  Unearned revenue increased $221,000 primarily due to customer deposits related to the sale of slot machines to be made in the second quarter of 2018.  Severance payable increased $299,000 related to a severance agreement with a sales executive, of which $180,000 is included in current liabilities. Accrued expenses increased $60,000 in the first quarter of 2018.

The net of our loss, depreciation and amortization, and other non-cash adjustments to earnings in the first quarter of 2018 resulted in a $262,000 use of cash in operations. The net of operating loss and non-cash adjustments plus working capital changes resulted in $933,000 of cash being used by operations in the first quarter of 2017.

Net cash used in investing activities in the first quarter of 2018 was $34,000.  Net cash provided by financing activities in the first quarter of 2018 was $298,000.

Cash at the end of the first quarter 2018 of was $49,000 compared to $47,000 at December 31, 2017.

Shareholders’ equity was $840,000 at the end of the first quarter of 2018 compared to $1.8 million at December 31, 2017.

On November 22, 2017, the Company obtained a $3.5 million revolving credit facility (the “Credit Facility”) from North Mill Capital LLC (“North Mill”). Borrowings under the Credit Facility accrue interest at a fluctuating rate of interest equal to the prime rate plus 0.75%, subject to a floor of 4.75%. Subject to certain exceptions, the Credit Facility provides for advances of up to 85% of eligible accounts receivable. As of March 31, 2018, outstanding borrowings under the Credit Facility were $865,000, the interest rate thereunder was 5.25%, and the Company had additional borrowing availability of $341,000 under the Credit Facility based on eligible collateralized assets.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. For the three months ended March 31, 2018, the Company had negative cash flows of $262,000 from operating activities. As of March 31, 2018 and December 31, 2017, the Company had an accumulated deficit of $16.8 million and $15.9 million, respectively. In addition, the Credit Facility will terminate on November 22, 2018 unless extended in writing by North Mill.  There is no assurance that North Mill will extend the Credit Facility beyond the termination date. In order to meet its current working capital needs, the Company intends to seek additional funding for its operations through a working capital loan and/or equity funding arrangements, although there can be no assurance that the Company will be successful in these efforts. The Company’s ability to raise funds in the equity market may be impacted by the absence of a liquid trading market in its common stock. The Company heavily relies on one customer for revenue generation and one vendor for parts that it sells (“Significant Vendor”).  In addition, on April 25, 2018, the Company was placed on credit hold by its Significant Vendor that supplies it with a necessary component for certain of its products. If the Company is unable to timely resolve this vendor issue, the Company will experience decreased sales in the second quarter, and its financial results will be adversely affected.  These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Revenue Recognition

In May 2014, August 2015 and May 2016, the FASB issued ASU 2014-09 Revenue from Contracts with Customers, ASU 2015-14 Revenue from Contracts with Customers, Deferral of the Effective Date, and ASU 2016-12 Revenue from Contracts with Customers, Narrow-Scope Improvements and Practical Expedients, respectively, which implement ASC Topic 606. ASC Topic 606 outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance under U.S. GAAP, including industry-specific guidance. It also requires entities to disclose both quantitative and qualitative information that enable financial statements users to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The amendments in these ASUs are effective for annual periods beginning after December 15, 2017, and interim periods therein. These ASUs may be applied retrospectively with a cumulative adjustment to retained earnings in the year of adoption. As of January 1, 2018, the Company adopted this guidance and it did not have a material impact on our core business except for providing additional footnote disclosures related to revenue (See Note 8).

Off Balance Sheet Arrangements

As of March 31, 2018, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, which had been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

Our Disclosure Committee, which is comprised of the Company’s Chief Executive Officer, Chief Financial Officer and other management staff meets on a quarterly basis and has overview responsibility for these controls and procedures. The Disclosure Committee conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2018.

Based on the evaluation, the Disclosure Committee concluded that as of March 31, 2018, the Company’s disclosure controls were not effective due to the material weakness described in the “Management’s Annual Report on Internal Control over Financial Reporting” section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. The material weakness regarding segregation of duties and related information technology controls is being actively reviewed and possible remediation alternatives are currently under review by the Company.

Changes in Internal Control Over Financial Reporting

There have been no other changes in the Company’s internal controls and procedures during our most recent fiscal quarter that has materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1A. Risk Factors

Except as set forth above under Liquidity and Capital Resources, there have been no material changes to the description of the risk factors associated with the Company's business previously disclosed in Part I, Item 1 "Risk Factors" in the Company's Annual Report on Form 10-K for the year ended December 31, 2017. In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in the Company's Annual Report on Form 10-K as they could materially affect our business, financial condition and future results. The risks described in the Company's Annual Report on Form 10-K and this report are not the only risks facing the Company. Additional risks and uncertainties not currently known, or that are currently deemed to be immaterial, also may materially and adversely affect the Company's business, financial condition or operating results.

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

AG&E HOLDINGS INC.

By:	/s/ ANTHONY TOMASELLO	President
	Anthony Tomasello	& Chief Executive Officer (Principal Executive Officer)	May 21, 2018

	/s/ Francis X. McCarthy	Chief Financial Officer,
	Francis X. McCarthy	Secretary & Treasurer
		(Principal Financial and Accounting Officer)	May 21, 2018

Exhibit Index

Item 6. Exhibits

Exhibit 31.1	-	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	-	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	-	Statement of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101.INS	-	XBRL Instance Document

Exhibit 101.SCH	-	XBRL Taxonomy Extension Schema

Exhibit 101.CAL	-	XBRL Taxonomy Extension Calculation

Exhibit 101.DEF	-	XBRL Taxonomy Extension Definition

Exhibit 101.LAB	-	XBRL Taxonomy Extension Labels

Exhibit 101.PRE		XBRL Taxonomy Extension Presentation