Form 10-Q
period 2018-06-30
AG&E HOLDINGS INC.
filed 2018-08-14
CIK 105608

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2018
or
[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____________ to ____________

Commission File Number 1-8250

AG&E Holdings Inc.

(Exact name of registrant as specified in its charter)

Illinois	36-1944630
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

223 Pratt Street, Hammonton, New Jersey	08037
(Address of principal executive offices)	(Zip Code)

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

As of June 30, 2018, approximately 16,953,000 shares of the Common Stock, $1.00 par value of the registrant were outstanding.

AG&E HOLDINGS INC.

FORM 10-Q TABLE OF CONTENTS

For The Three and Six Months Ended June 30, 2018

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

(in $000’s except for share & per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net sales	$2,350	$3,261	$5,172	$6,449
Cost of sales	1,611	2,243	3,662	4,461
Gross margin	739	1,018	1,510	1,988
Selling & administrative expenses	1,131	1,241	2,765	2,530
Transaction related costs	-	-	-	50
Intangible amortization	54	54	108	108
Operating loss	(446)	(277)	(1,363)	(700)
Interest expense	36	12	66	24
Loss before income tax	(482)	(289)	(1,429)	(724)
Income Tax expense	3	1	3	1
Net loss	$(485)	$(290)	$(1,432)	$(725)

Basic Diluted net loss per common share	$(0.03)	$(0.02)	$(0.08)	$(0.04)

Basic common weighted shares outstanding	16,953,176	16,953,176	16,953,176	16,953,176
Diluted common weighted shares outstanding	16,953,176	16,953,176	16,953,176	16,953,176

See accompanying notes to the unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

(in $000’s except for share information)

	June 30,	December 31,
	2018	2017
Assets:
Current assets
Cash	$97	$47
Accounts receivable, net	1,132	2,117
Inventory	262	400
Prepaid expenses & other assets	498	486
Total current assets	1,989	3,050

Leasehold improvements	3	3
Machinery, equipment & software	2,258	2,224
less: Accumulated depreciation & amortization	(2,212)	(2,204)
Plant & equipment, net	49	23

Other assets:
Intangible Assets, net	1,289	1,397
Goodwill	1,152	1,152
Total other assets	2,441	2,549
Total assets	$4,479	$5,622

Liabilities:
Current liabilities
Accounts payable	$1,205	$1,225
Note payable – related party	811	327
Note payable – line of credit	508	514
Severance payable	180	-
Accrued expenses	365	252
Total current liabilities	3,069	2,318

Long-term liabilities:
Note payable – related party	980	1,517
Severance payable	75	-
Total long term liabilities	1,055	1,517

Total liabilities	4,124	3,835

Shareholders' Equity:
Common stock : authorized 25,000,000 shares $1.00 par value; shares issued and outstanding: 16,953,176 shares as of June 30, 2018 16,953,176 shares as of December 31, 2017	16,953	16,953
Additional paid-in capital	688	688
Accumulated deficit	(17,286)	(15,854)
Total shareholders' equity	355	1,787
Total liabilities & shareholders' equity	$4,479	$5,622

See accompanying notes to the unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW (unaudited)
(in $000’s)

	Six Months Ended
	June 30,	June 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(1,432)	$(725)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	116	134
Bad debt (recovery) expense	(10)	1
Changes in current assets & liabilities
Accounts receivable	995	(1,289)
Inventory	138	72
Prepaid expenses & other	(11)	(235)
Accounts payable	(20)	1,077
Severance payable	254	-
Accrued expenses	113	84
Net cash provided by (used in) operating activities	143	(881)
Cash provided by investing activities:
Additions to plant & equipment, net	(34)	(7)
Net cash used in investing activities	(34)	(7)
Cash used in financing activities:
Repayment - Note payable	(53)	(104)
Net repayment - Line of credit	(6)
Net cash used in financing activities	(59)	(104)

Net increase/(decrease) in cash	50	(992)
Cash at beginning of period	47	1,292
Cash at end of period	$97	$300
Supplemental cash flow disclosure:
Interest paid	$36	$24
Taxes paid	$3	$-

See accompanying notes to the unaudited condensed consolidated financial statements

AG&E HOLDINGS INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

1.	Description of the Business

AG&E Holdings Inc. (the “Company”) through its wholly owned subsidiary American Gaming & Electronics, Inc. (“AG&E”) distributes parts, and repairs and services gaming equipment to casinos throughout the United States with offices in Hammonton, New Jersey, Las Vegas, Nevada and West Palm Beach, Florida.

2.	Summary of Significant Accounting Policies

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, which are necessary for a fair presentation of the financial position and results of operations for the periods presented. These condensed consolidated financial statements were prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all information or footnotes necessary for a complete presentation in conformity with accounting principles generally accepted in the United States. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2017. The results of operations for the three and six months ended June 30, 2018 are not necessarily indicative of the operating results for the full year.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As of June 30, 2018 and December 31, 2017, the Company had an accumulated deficit of $17.3 million and $15.9 million, respectively. In addition, the $3.5 million revolving credit facility (the “Credit Facility”) with North Mill Capital LLC (“North Mill”), will terminate on November 22, 2018 unless extended in writing by North Mill (See Note 4).  There is no assurance that North Mill will extend the Credit Facility beyond the termination date. In order to meet its current working capital needs, the Company sought additional funding for its operations without success through a working capital loan and/or equity funding arrangements. There can be no assurance that the Company will be successful in further efforts to obtain additional equity or debt financing. The Company’s ability to raise funds in the equity market may be impacted by the absence of a liquid trading market in its common stock. In the past the Company has relied heavily on one customer for revenue generation and on one vendor that supplied the Company with a necessary component for certain of its products (“Significant Vendor”). In the first quarter of 2018, total cost of goods sold for parts sales were comprised of approximately 52% of the purchases from the Significant Vendor. However, in April 2018, the Company was placed on credit hold by the Significant Vendor and subsequent to the end of the second quarter, the Significant Vendor terminated its relationship with the Company. As a result, the Company experienced decreased sales in the second quarter, and its financial results were adversely affected. The Company expects parts and service sales to decrease further in the third quarter. The Company has begun exploring available restructuring options, including cost reductions and sales improvements. The aforementioned factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

If the company's revenue and stock price continues to decline, it is likely the company will recognize a goodwill impairment in the third quarter as carrying value will exceed fair value.

4.	Debt

Note payable – related party

On November 30, 2016, the Company issued a promissory note (the “Earn-Out Note”) to Anthony Tomasello, our President and Chief Executive Officer, as part of the merger transaction with Advanced Gaming Associates LLC. The note had a principal amount of $1.0 million and an interest rate of 5% per annum. The note matures on November 30, 2019 and is payable in thirty-six equal payments of $29,971 on the first of each month. Pursuant to the terms of the Earn-Out Note, an additional Earn-Out Note was issued to Mr. Tomasello as of November 30, 2017 because the Company achieved in excess of $5 million in service revenue in the first earn-out period of December 1, 2016 through November 30, 2017. This additional Earn-Out Note has similar terms to the original note with the exception of a maturity date of November 30, 2020. The principal amount outstanding under the Earn-Out Notes was $1.8 million as of June 30, 2018. Pursuant to the terms of the original Earn-Out Note, an additional Earn-Out Note in the principal of $1.0 million could be issued to Mr. Tomasello as of November 30, 2018 upon the achievement of $7.0 million of service revenue for the 12-month period ending November 30, 2018. At June 30, 2018, it was not probable that service revenue would achieve $7.0 million for the 12-month period ending November 30, 2018. Therefore, no accrual was made for this contingency. Payments of principal and interest on the Earn-Out Note are deferred while balances remain payable on the North Mill Capital, LLC revolving credit facility described below.

Note payable – line of credit

On November 22, 2017, AG&E entered into a $3.5 million revolving credit facility with North Mill pursuant to a Loan and Security Agreement (the “Loan Agreement”). AG&E’s obligations under the Loan Agreement are guaranteed by the Company. The Credit Facility has a term of one year and is collateralized by a first-priority security interest in all of the assets of AG&E. Borrowings under the Credit Facility accrue interest at a fluctuating rate of interest equal to the prime rate plus 0.75%, subject to a floor of 4.75%. Subject to certain exceptions, the Loan Agreement provides for advances under the Credit Facility of up to 85% of eligible accounts receivable. As of June 30, 2018, outstanding borrowings under the Credit Facility were $508,000, the interest rate thereunder was 5.25%, and AG&E had additional borrowing availability of $261,000 under the Credit Facility based on eligible collateralized assets. The Loan Agreement will terminate on November 22, 2018 unless extended in writing by North Mill for an additional year.  There is no assurance that North Mill will extend the Loan Agreement beyond the termination date.

5.	Severance Payable

In March 2018, the Company agreed to a separation agreement with a contracted employee for severance pay and insurance reimbursements totaling $299,000 payable in monthly installments of approximately $15,000 from April 2018 through November 2019. At June 30, 2018, the remaining balance of these installments was $255,000 of which $180,000 is included in current liabilities.

6.	Stock Plans

The Company maintains a Stock Award Plan under which officers and key employees may acquire up to a maximum of 2,155,028 restricted shares of common stock of the Company. As of June 30, 2018 and December 31, 2017, there were no restricted shares outstanding and no unrecognized compensation cost related to unvested stock awards.

7.	Inventory

Our inventory consists entirely of finished goods as of June 30, 2018 and December 31. 2017. At June 30, 2018 and December 31. 2017, the reserve for inventory valuation was $555,000 and $531,000, respectively.

8.	Long Lived Assets

Customer lists are reviewed for impairment whenever events or circumstances indicate the carrying amount may not be recoverable. Events or circumstances that would result in an impairment review primarily include the loss of one or more customers or a significant decline in revenues from related customers. The asset would be considered impaired when the future net undiscounted cash flows generated by the asset are less than its carrying value. An impairment loss would be recognized based on the amount by which the carrying value of the asset exceeds its fair value. As of June 30, 2018 and December 31, 2017 there was no impairment.

9.	Income Taxes

An income tax valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company has net deferred tax assets of approximately $4.9 million at June 30, 2018, which are completely offset by a valuation allowance. As of June 30, 2018, the Company has net operating loss carry forwards for Federal income tax purposes of approximately $13.3 million, which are available to offset future Federal taxable income, if any. The Federal net operating loss carry forwards begin to expire in 2021. The Company also has a net operating loss carry forward for Illinois state income tax purposes of approximately $16.0 million as of June 30, 2018. The Company also has alternative minimum tax credit carry forwards of approximately $148,000, which are available to reduce future Federal regular income taxes, if any, over an indefinite period. No unrecognized tax benefits are set to expire in the next twelve months that may have an impact upon the Company’s effective tax rate.

The Company files tax returns in the U.S. federal jurisdiction and various state jurisdictions. The tax years 2014, 2015, 2016 and 2017 remain open to examinations. Our policy is to recognize interest and penalties related to uncertain tax positions in income tax expense. During the three and six months ended June 30, 2018, the Company did not recognize expense for interest or penalties related to income tax, and does not have any amounts accrued at June 30, 2018, as the Company does not believe it has taken any uncertain income tax positions.

10.	Revenue Recognition

In May 2014, August 2015 and May 2016, the FASB issued ASU 2014-09 Revenue from Contracts with Customers, ASU 2015-14 Revenue from Contracts with Customers, Deferral of the Effective Date, and ASU 2016-12 Revenue from Contracts with Customers, Narrow-Scope Improvements and Practical Expedients, respectively, which implement ASC Topic 606. ASC Topic 606 outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance under U.S. GAAP, including industry-specific guidance. It also requires entities to disclose both quantitative and qualitative information that enable financial statements users to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The amendments in these ASUs are effective for annual periods beginning after December 15, 2017, and interim periods therein. These ASUs may be applied retrospectively with a cumulative adjustment to retained earnings in the year of adoption. As of January 1, 2018, the Company adopted this guidance and it did not have a material impact on our financial statements except for providing additional footnote disclosures related to revenue.

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

When consideration is received, or such consideration is unconditionally due, from a customer prior to transferring goods or services to the customer under the terms of a sales contract, we record unearned revenue, which represents a contract liability.  Unearned revenue was $15,000 as of June 30, 2018 and $2,000 as of December 31, 2017 and is included in accrued expenses on the Company’s balance sheet. Unearned revenue was recorded as a result of customer deposits and not as a requirement of the newly implemented revenue recognition standard.

We recognize unearned revenue as net sales after we have transferred control of the goods or services to the customer and all revenue recognition criteria are met. The adoption of the new standard would have had no effect on the revenues, earnings and cash flows reported for the year ended December 31, 2017, had it been adopted prior to January 1, 2018.

For the second quarter of 2018, Parts and Service revenues were $1,069,000 and $1,282,000, respectively. For the six months ended June 30, 2018, Parts and Service revenues were $2,357,000 and $2,815,000, respectively.

11.	Recent Accounting Pronouncements

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

12.	Related Party

The Company leases the Hammonton facility from a company which is owned by the Company’s President and Chief Executive Officer. The Hammonton facility lease is currently a month-to-month lease. For the six months ended June 30, 2018 and 2017, total rent paid to this company was approximately $51,000 and $59,000, respectively. The amount due to this company included in accounts payable was $0 as of June 30, 2018 and December 31, 2017.

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

Item 2. Management's Discussion & Analysis of Financial Condition & Results of Operations

Three Months Ended June 30, 2018 & 2017

For the quarter ended June 30, 2018, net sales decreased $910,000 or 28%, to $2.4 million compared to $3.3 million in the same quarter of 2017. This decrease was attributable to reduced parts sales due to the credit hold placed by the Significant Vendor and service sales.

Gross margin for the quarter ended June 30, 2018 decreased $279,000, or 27%, to $739,000, or 31% of sales compared to $1.0 million, or 31% of sales in the same quarter of 2017. Gross margin decreased due to reduced parts and service sales

Operating expenses decreased $110,000 to $1.1 million in the quarter ended June 30, 2018 compared to $1.2 million in the same quarter of 2017.

Operating loss was $(446,000) in the quarter ended June 30, 2018 compared to $(277,000) in the same quarter of 2017, resulting in a $(169,000) operating loss increase. The increased loss was primarily due to reduced sales and increased severance costs in 2018.

Interest expense was $36,000 in the quarter ended June 30, 2018 compared to $12,000 in the same quarter of 2017 due to interest on the promissory notes issued to Anthony Tomasello and on the Credit Facility, which did not exist in the same quarter of 2017.

Income tax expense for the quarter ended June 30, 2018 was $3,000 compared to $1,000 in the same quarter of 2017.

Net loss was $(485,000) for the quarter ended June 30, 2018 compared to $(290,000) for the same quarter of 2017. For the second quarter of 2018, basic and diluted loss per share were $(0.03) compared to $(0.02) basic and diluted earnings per share in the second quarter of 2017.

Six Months Ended June 30, 2018 & 2017

For the six months ended June 30, 2018, net sales decreased $1.3 million or 20%, to $5.2 million compared to $6.5 million in the six months ended June 30, 2017. This decrease was primarily attributable to reduced parts sales due to the credit hold placed by the Significant Vendor and service sales.

Gross margin for the six months ended June 30, 2018 decreased $478,000, or 24%, to $1.5 million or 29% of sales compared to $2.0 million, or 31% of sales in the same period of 2017. Gross margin decreased due to reduced parts sales. Year-to-year gross margin percentages were reduced due to increased service revenue at lower gross margin rates.

Operating expenses increased $235,000 to $2.8 million in the six months ended of 2018 compared to $2.5 million in the same period of 2017. The increase was primarily due to the accrual of severance pay of $0.3 million under a separation agreement with a contracted employee who terminated employment in the quarter ended March 31, 2018.

Operating loss was $(1.4) million in the six months ended June 30, 2018 compared to $(700,000) in the same period of 2017, resulting in a $(663,000) operating loss increase. The increased loss was primarily due to reduced sales and severance costs in 2018.

Interest expense was $66,000 in the six months ended of 2018 compared to $24,000 in the same period of 2017 due to interest on the promissory notes issued to Anthony Tomasello and on the Credit Facility, which did not exist in the first six months of 2017.

Income tax expense for the six months ended June 30, 2018 was $3,000 compared to $1,000 for the same period of 2017.

Net loss was $(1.4) million for the six months ended June 30, 2018 compared to $(725,000) for the same period of 2017. For the six months ended June 30, 2018, basic and diluted loss per share were $(0.08) compared to $(0.04) basic and diluted earnings per share in the same period of 2017.

Liquidity & Capital Resources

Six Months Ended June 30, 2018

Accounts receivable decreased $1.0 million to $1.1 million at June 30, 2018 as a result of reduced 2018 sales.  Inventory decreased $138,000 to $262,000 at June 30, 2018. The decrease was primarily due to an increase in the reserve for slow moving stock. Prepaid expenses increased $11,000 to $498,000 at June 30, 2018. Accounts payable decreased $20,000 to $1.2 million at June 30, 2018 compared to $1.2 million at December 31, 2017. Severance payable increased $254,000 at June 30, 2018 due to a severance agreement entered into in March 2018, of which $180,000 is included in current liabilities. Accrued expenses increased $113,000 to $365,000 at June 30, 2018. At June 30, 2018, the Company had a working capital deficit of $1.1 million compared to a working capital surplus of $732,000 at December 31, 2017.

The net of our net loss, depreciation and amortization, and other non-cash adjustments to earnings for the six months ended June 30, 2018 resulted in a $143,000 cash provided by operations. The net of our net loss and non-cash adjustments plus working capital changes resulted in $881,000 of cash being used by operations for the same period of 2017.

Net cash used in investing activities in the six months ended June 30, 2018 was $34,000. Net cash used in financing activities in the six months ended June 30, 2018 was $59,000.

Cash at June 30, 2018 of was $97,000 compared to $47,000 at December 31, 2017.

Shareholders’ equity was $ 355,000 at June 30, 2018 compared to $1.8 million at December 31, 2017.

On November 22, 2017, the Company obtained a $3.5 million revolving credit facility with North Mill. Borrowings under the Credit Facility accrue interest at a fluctuating rate of interest equal to the prime rate plus 0.75%, subject to a floor of 4.75%. Subject to certain exceptions, the Credit Facility provides for advances of up to 85% of eligible accounts receivable. As of June 30, 2018, outstanding borrowings under the Credit Facility were $508,000, the interest rate thereunder was 5.25%, and the Company had additional borrowing availability of $261,000 under the Credit Facility based on eligible collateralized assets. The Loan Agreement will terminate on November 22, 2018 unless extended in writing by North Mill for an additional year.  There is no assurance that North Mill will extend the Loan Agreement beyond the termination date.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As of June 30, 2018 and December 31, 2017, the Company had an accumulated deficit of $17.3 million and $15.9 million, respectively. In addition, the $3.5 million revolving credit facility (the “Credit Facility”) with North Mill Capital LLC (“North Mill”), will terminate on November 22, 2018 unless extended in writing by North Mill (See Note 4).  There is no assurance that North Mill will extend the Credit Facility beyond the termination date. In order to meet its current working capital needs, the Company sought additional funding for its operations without success through a working capital loan and/or equity funding arrangements. There can be no assurance that the Company will be successful in further efforts to obtain additional equity or debt financing. The Company’s ability to raise funds in the equity market may be impacted by the absence of a liquid trading market in its common stock. In the past the Company has relied heavily on one customer for revenue generation and on one vendor that supplied the Company with a necessary component for certain of its products (“Significant Vendor”). In the first quarter of 2018, total cost of goods sold for parts sales were comprised of approximately 52% of the purchases from the Significant Vendor. However, in April 2018, the Company was placed on credit hold by the Significant Vendor and subsequent to the end of the second quarter, the Significant Vendor terminated its relationship with the Company. As a result, the Company experienced decreased sales in the second quarter, and its financial results were adversely affected. The Company expects parts and service sales to decrease further in the third quarter. The Company has begun exploring available restructuring options, including cost reductions and sales improvements. The aforementioned factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

If the company's revenue and stock price continues to decline, it is likely the company will recognize a goodwill impairment in the third quarter as carrying value will exceed fair value.

Critical Accounting Policies and Estimates

Revenue Recognition – Adoption of New Accounting Standard

In May 2014, August 2015 and May 2016, the FASB issued ASU 2014-09 Revenue from Contracts with Customers, ASU 2015-14 Revenue from Contracts with Customers, Deferral of the Effective Date, and ASU 2016-12 Revenue from Contracts with Customers, Narrow-Scope Improvements and Practical Expedients, respectively, which implement ASC Topic 606. ASC Topic 606 outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance under U.S. GAAP, including industry-specific guidance. It also requires entities to disclose both quantitative and qualitative information that enable financial statements users to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The amendments in these ASUs are effective for annual periods beginning after December 15, 2017, and interim periods therein. These ASUs may be applied retrospectively with a cumulative adjustment to retained earnings in the year of adoption. As of January 1, 2018, the Company adopted this guidance and it did not have a material impact on our financial statements except for providing additional footnote disclosures related to revenue (See Note 10).

Off Balance Sheet Arrangements

As of June 30, 2018, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, which had been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

Our Disclosure Committee, which is comprised of the Company’s Chief Executive Officer, Chief Financial Officer and other management staff meets on a quarterly basis and has overview responsibility for these controls and procedures. The Disclosure Committee conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2018.

Based on the evaluation, the Disclosure Committee concluded that as of June 30, 2018, the Company’s disclosure controls were effective. The Company corrected a material weakness described in the “Management’s Annual Report on Internal Control over Financial Reporting” section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, by using a third party database administrator to make accounting system access changes when necessary.

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

AG&E HOLDINGS INC.

By:	/s/ ANTHONY TOMASELLO	President
	Anthony Tomasello	& Chief Executive Officer	August 14, 2018
(Principal Executive Officer)

	/s/ Francis X. McCarthy	Chief Financial Officer,
	Francis X. McCarthy	Secretary & Treasurer	August 14, 2018
(Principal Financial and Accounting Officer)

Exhibit Index

Item 6. Exhibits

Exhibit 31.1	-	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	-	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	-	Statement of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101.INS	-	XBRL Instance Document

Exhibit 101.SCH	-	XBRL Taxonomy Extension Schema

Exhibit 101.CAL	-	XBRL Taxonomy Extension Calculation

Exhibit 101.DEF	-	XBRL Taxonomy Extension Definition

Exhibit 101.LAB	-	XBRL Taxonomy Extension Labels

Exhibit 101.PRE		XBRL Taxonomy Extension Presentation